Form 10-Q
period 2013-01-26
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2013-03-01
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 26, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of February 22, 2013 was 451,058,020 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JANUARY 26, 2013

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	January 26, 2013	January 28, 2012
	(In thousands, except per share amounts)
Net revenues
Product	$502,247	$476,302
Service	86,482	84,340
Total net revenues	588,729	560,642
Cost of revenues
Product	174,375	175,407
Service	40,429	40,466
Total cost of revenues	214,804	215,873
Gross margin	373,925	344,769
Operating expenses:
Research and development	97,690	89,319
Sales and marketing	149,011	152,688
General and administrative	19,077	18,350
Amortization of intangible assets	14,856	14,993
Total operating expenses	280,634	275,350
Income from operations	93,291	69,419
Interest expense	(26,368)	(13,046)
Interest and other income (loss), net	66	(996)
Income before income tax	66,989	55,377
Income tax expense (benefit)	88,244	(3,207)
Net income (loss)	$(21,255)	$58,584
Net income (loss) per share — basic	$(0.05)	$0.13
Net income (loss) per share — diluted	$(0.05)	$0.12
Shares used in per share calculation — basic	454,843	452,494
Shares used in per share calculation — diluted	454,843	468,738

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 26, 2013	January 28, 2012
	(In thousands)
Net income (loss)	$(21,255)	$58,584
Other comprehensive loss:
Change in net unrealized losses on cash flow hedges, net of tax	(255)	(2,845)
Change in cumulative translation adjustments, net of tax	(380)	(1,560)
Total other comprehensive loss	(635)	(4,405)
Total comprehensive income (loss)	$(21,890)	$54,179

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 26, 2013	October 27, 2012
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$683,616	$713,226
Restricted cash	311,926	—
Accounts receivable, net of allowances for doubtful accounts of $798 and $833 at January 26, 2013 and October 27, 2012, respectively	216,706	233,139
Inventories	59,891	68,179
Deferred tax assets	64,981	91,539
Prepaid expenses and other current assets	53,839	49,496
Total current assets	1,390,959	1,155,579
Property and equipment, net	510,282	518,940
Goodwill	1,648,722	1,624,089
Intangible assets, net	108,948	109,265
Non-current deferred tax assets	80,420	136,175
Other assets	32,851	37,213
Total assets	$3,772,182	$3,581,261
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,808	$117,350
Accrued employee compensation	114,593	182,597
Deferred revenue	218,303	216,283
Current portion of long-term debt	302,198	1,977
Other accrued liabilities	91,264	92,261
Total current liabilities	828,166	610,468
Long-term debt, net of current portion	597,440	599,203
Non-current deferred revenue	77,739	76,907
Non-current income tax liability	57,171	55,387
Other non-current liabilities	3,383	3,476
Total liabilities	1,563,899	1,345,441
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 455,874 and 456,913 shares at January 26, 2013 and October 27, 2012, respectively	456	457
Additional paid-in capital	2,003,544	2,009,190
Accumulated other comprehensive loss	(10,499)	(9,864)
Retained earnings	214,782	236,037
Total stockholders’ equity	2,208,283	2,235,820
Total liabilities and stockholders’ equity	$3,772,182	$3,581,261
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 26, 2013	January 28, 2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(21,255)	$58,584
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(2,192)	(1,147)
Non-cash tax charges	78,206	—
Depreciation and amortization	49,394	50,105
Loss on disposal of property and equipment	1,989	256
Amortization of debt issuance costs and original issue discount	397	1,234
Call premium cost and original issue discount and debt issuance costs related to lenders that did not participate in refinancing	15,299	—
Net gains on investments	—	(12)
Provision for doubtful accounts receivable and sales allowances	2,354	2,700
Non-cash compensation expense	19,150	21,819
Changes in assets and liabilities:
Restricted cash	(11,926)	—
Accounts receivable	14,250	27,078
Inventories	9,625	(6,826)
Prepaid expenses and other assets	(1,702)	1,611
Deferred tax assets	165	22
Accounts payable	(14,960)	(9,556)
Accrued employee compensation	(72,570)	(13,013)
Deferred revenue	1,519	8,010
Other accrued liabilities	(8,253)	(13,814)
Net cash provided by operating activities	59,490	127,051
Cash flows from investing activities:
Proceeds from sale of subsidiary	—	(215)
Purchases of property and equipment	(18,486)	(17,556)
Net cash paid in connection with acquisition	(44,629)	—
Net cash used in investing activities	(63,115)	(17,771)
Cash flows from financing activities:
Proceeds from senior unsecured notes	296,250	—
Payment of principal related to the term loan	—	(70,000)
Payment of principal related to capital leases	(484)	(456)
Common stock repurchases	(47,530)	—
Proceeds from issuance of common stock	23,812	31,941
Excess tax benefits from stock-based compensation	2,192	1,147
Increase in restricted cash	(300,000)	—
Net cash used in financing activities	(25,760)	(37,368)
Effect of exchange rate fluctuations on cash and cash equivalents	(225)	(1,875)
Net increase (decrease) in cash and cash equivalents	(29,610)	70,037
Cash and cash equivalents, beginning of period	713,226	414,202
Cash and cash equivalents, end of period	$683,616	$484,239
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,490	$22,227
Cash paid for income taxes	$1,848	$1,173
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of October 27, 2012 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2012.
The accompanying Condensed Consolidated Financial Statements are unaudited but, in the opinion of the Company’s management, reflect all adjustments, including normal recurring adjustments, that management considers necessary for a fair presentation of these Condensed Consolidated Financial Statements. The results for the interim periods presented are not necessarily indicative of the results for the full fiscal year or any other future period.
The Company’s fiscal year is a 52 or 53 week period ending on the last Saturday in October. Fiscal year 2013 is a 52-week fiscal year, and the first quarter of 2013 was a 13-week quarter. Fiscal year 2012 was a 52-week year, and the first quarter of 2012 was a 13-week quarter.
The Condensed Consolidated Financial Statements include the accounts of Brocade and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates in Preparation of Condensed Consolidated Financial Statements
The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, sales allowances and programs, allowance for doubtful accounts, stock-based compensation, purchase price allocations, warranty obligations, inventory valuation and purchase commitments, restructuring costs, commissions, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes and investments. Actual results may differ materially from these estimates. Certain reclassifications have been made to prior period amounts in order to conform to the current period’s presentation.

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the three months ended January 26, 2013 as compared to the significant accounting policies disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2012.
New Accounting Pronouncements or Updates Recently Adopted
In June 2011 and December 2011, the FASB issued updates to ASC 220 Comprehensive Income (“ASC 220”): Presentation of Comprehensive Income. The amendments from these updates increase the prominence of items reported in other comprehensive income and eliminate the option to present components of other comprehensive income as part of the statement of equity. The Company adopted these updates in the first quarter of fiscal year 2013, presenting the required information in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Recent Accounting Pronouncements or Updates That Are Not Yet Effective
In February 2013, the FASB issued an update to ASC 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this update, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (”AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The update to ASC 220 should be applied prospectively and will be adopted by the Company in the second quarter of fiscal year 2013. The Company does not expect the adoption of ASC 220 to have a material impact on its financial position, results of operations or cash flows.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company’s cash and cash equivalents are primarily maintained at five major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of January 26, 2013, three customers accounted for 14%, 12%, and 11%, respectively, of total accounts receivable, for a combined total of 37% of total accounts receivable. As of October 27, 2012, three customers accounted for 16%, 12%, and 10%, respectively, of total accounts receivable, for a combined total of 38% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.
For the three months ended January 26, 2013, three customers accounted for 18%, 18%, and 10%, respectively, of the Company’s total net revenues for a combined total of 46% of total net revenues. For the three months ended January 28, 2012, three customers accounted for 20%, 15% and 13%, respectively, of the Company’s total net revenues for a combined total of 48% of total net revenues.
The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on contract manufacturers (“CMs”) for the manufacturing of its products. Although the Company uses standard parts and components for its products where possible, the Company’s CMs currently purchase, on the Company’s behalf, several key product components from single or limited supplier sources.

3. Acquisitions
On November 9, 2012, the Company completed its acquisition of Vyatta, Inc. (“Vyatta”), a privately held developer of a software-based network operating system suite headquartered in Belmont, California, which became a wholly-owned subsidiary of the Company as a result of the acquisition. The Vyatta operating suite is relevant for multiple applications in network virtualization, software-defined networking (“SDN”) and private/public cloud computing platforms. This acquisition complements Brocade’s investments in Ethernet switches and routers fabrics and enables Brocade to pursue new market opportunities in data center virtualization, public cloud, enterprise virtual private cloud, and managed services.
The results of operations of Vyatta are included in the Company’s Condensed Consolidated Statement of Operations from the date of the acquisition. The Company does not consider the acquisition of Vyatta to be material to its results of operations or financial position, and therefore, Brocade is not presenting pro-forma financial information of combined operations.

The total purchase price was $44.8 million, consisting of $43.6 million cash consideration and $1.2 million related to prepaid license fees paid by the Company to Vyatta which was effectively settled at the recorded amount as a result of the acquisition. Of the cash consideration paid, $7.0 million will be held in escrow for a period of 18 months from the closing of the acquisition and will be released subject to resolution of certain contingencies. In addition, the Company paid direct acquisition costs of $0.4 million.
In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired (in thousands):

Assets acquired
Cash	$140
Accounts receivable	511
Identifiable intangible assets:
In-process technology	21,700
Customer relationships	1,280
Core/Developed technology	1,050
Non-compete agreements	830
Trade name	460
Total identifiable intangible assets	25,320
Goodwill (1)	25,373
Other assets	1,017
Total assets acquired	52,361
Liabilities assumed
Deferred tax liability	3,528
Deferred revenue	1,333
Accounts payable and other accrued liabilities	2,731
Total liabilities assumed	7,592
Net assets acquired	$44,769

(1)	None of the goodwill recognized is expected to be deductible for income tax purposes.
The allocation of the purchase price reflects the Company’s preliminary estimate in relation to the fair value of the Company’s identifiable intangible assets and deferred tax liability which is subject to change during the Vyatta acquisition’s measurement period.

4. Goodwill and Intangible Assets
The following table summarizes goodwill activity by reportable segment for the three months ended January 26, 2013 (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Balance at October 27, 2012
Goodwill	$176,956	$1,337,549	$155,416	$1,669,921
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,956	1,291,717	155,416	1,624,089
Acquisitions	—	25,373	—	25,373
Tax and other adjustments during the three months ended January 26, 2013 (1)	(2)	(738)	—	(740)
Balance at January 26, 2013
Goodwill	176,954	1,362,184	155,416	1,694,554
Accumulated impairment losses	—	(45,832)	—	(45,832)
	$176,954	$1,316,352	$155,416	$1,648,722

(1)	The goodwill adjustments during the three months ended January 26, 2013 were primarily a result of tax benefits from the exercise of stock awards of acquired companies.
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
The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in the reporting units’ comparable market segments. Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2012, the Company determined that no impairment needed to be recorded. During the three months ended January 26, 2013, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount. Consistent with prior years, the Company will perform its annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2013.

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for weighted-average remaining useful life):

January 26, 2013	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$10,901	$10,466	$435	3.76
Core/developed technology	338,908	302,863	36,045	0.97
Customer relationships	353,860	303,877	49,983	1.03
Non-compete agreements	1,200	415	785	3.76
In-process research and development (1)	21,700	—	21,700	—
Total intangible assets	$726,569	$617,621	$108,948	1.04

October 27, 2012	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$10,441	$10,438	$3	0.17
Core/developed technology	337,858	292,083	45,775	1.14
Customer relationships	352,581	289,094	63,487	1.16
Total intangible assets	$700,880	$591,615	$109,265	1.16

(1)
Acquired in-process research and development (“IPRD”) is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. While accounted as an indefinite-lived asset, the IPRD intangible asset is subject to testing for impairment annually or when there are indicators of impairment. If the IPRD project is successfully completed, then the IPRD intangible asset will be amortized over its estimated useful life to be determined at the date the project is completed. During the three months ended January 26, 2013, the IPRD intangible asset was not amortized due to the current stage of the associated research and development effort.

The following table presents the amortization of intangible assets included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	January 26, 2013	January 28, 2012
Cost of revenues	$10,780	$14,090
Operating expenses	14,856	14,993
Total	$25,636	$29,083

The following table presents the estimated future amortization of intangible assets, including IPRD that is currently estimated to be amortized in 2014 and thereafter, as of January 26, 2013 (in thousands):

Fiscal Year	Estimated Future Amortization
2013 (remaining nine months)	$68,371
2014	21,423
2015	5,269
2016	4,930
2017	4,607
Thereafter	4,348
Total	$108,948

5. Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	January 26, 2013	October 27, 2012
Inventories:
Raw materials	$17,564	$24,240
Finished goods	42,327	43,939
Total	$59,891	$68,179

	January 26, 2013	October 27, 2012
Property and equipment, net:
Computer equipment	$19,045	$17,953
Software	54,098	51,680
Engineering and other equipment (1)	407,756	409,524
Furniture and fixtures (1)	31,913	30,516
Leasehold improvements	26,531	26,306
Land and building	384,666	384,666
Subtotal	924,009	920,645
Less: Accumulated depreciation and amortization (1), (2)	(413,727)	(401,705)
Total	$510,282	$518,940

(1)     Engineering and other equipment, furniture and fixtures and accumulated depreciation and amortization include the following amounts under capital leases as of January 26, 2013 and October 27, 2012 (in thousands):

	January 26, 2013	October 27, 2012
Cost	$11,612	$10,613
Accumulated depreciation	(4,026)	(3,647)
Total	$7,586	$6,966

(2)    The following table presents the depreciation of property and equipment included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	January 26, 2013	January 28, 2012
Depreciation expense	$23,758	$21,022

6. Fair Value Measurements
The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of January 26, 2013.
The fair value accounting guidance permits companies to elect fair value measurement for many financial instruments and certain other items that are otherwise not required to be accounted for at fair value. The Company did not elect to measure any eligible financial instruments or other assets at fair value as of January 26, 2013 and October 27, 2012.
Fair Value Hierarchy
The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Assets and liabilities measured and recorded at fair value on a recurring basis as of January 26, 2013 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of January 26, 2013	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$233,975	$233,975	$—	$—
Derivative assets	3,316	—	3,316	—
Total assets measured at fair value	$237,291	$233,975	$3,316	$—
Liabilities:
Derivative liabilities	$944	$—	$944	$—
Total liabilities measured at fair value	$944	$—	$944	$—

(1)	Money market funds are reported within “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.

Assets and liabilities measured and recorded at fair value on a recurring basis as of October 27, 2012 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 27, 2012	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$308,960	$308,960	$—	$—
Derivative assets	2,941	—	2,941	—
Total assets measured at fair value	$311,901	$308,960	$2,941	$—
Liabilities:
Derivative liabilities	$296	$—	$296	$—
Total liabilities measured at fair value	$296	$—	$296	$—

(1)	Money market funds are reported within “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.
During the three months ended January 26, 2013, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

7. Liabilities Associated with Facilities Lease Losses
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve included in “Other accrued liabilities” and “Other non-current liabilities” in the Condensed Consolidated Balance Sheets, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 27, 2012	$2,582
Cash payments on facilities leases	(191)
Reserve balance at January 26, 2013	$2,391

Cash payments for facilities that are part of our lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2017.

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except percentages):

			January 26, 2013		October 27, 2012
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Secured Notes:
2018 Notes	2013	6.625%	$300,000	9.17%	$300,000	7.05%
2020 Notes	2020	6.875%	300,000	7.26%	300,000	7.26%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.82%	—	—%
Capital lease obligations	2016	5.699%	5,431	5.58%	4,916	5.80%
Total long-term debt			905,431		604,916
Less:
Unamortized discount			5,793		3,736
Current portion of long-term debt			302,198		1,977
Long-term debt, net of current portion			$597,440		$599,203
Senior Unsecured Notes
In January 2013, the Company issued 4.625% senior unsecured notes in the aggregate principal amount of $300.0 million due 2023 (the “2023 Notes”) pursuant to an Indenture, dated as of January 22, 2013 (the “2023 Indenture”) between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the 2023 Notes (as described in Note 15, “Guarantor and Non-Guarantor Subsidiaries”) and Wells Fargo Bank, National Association as the trustee. The Company irrevocably deposited the net proceeds from this offering, together with cash on hand, with the trustee to redeem all of the Company’s outstanding 6.625% senior secured notes due 2018 (“2018 Notes”) as described below under “Senior Secured Notes”.
The 2023 Notes bear interest payable semi-annually on January 15 and July 15 of each year. No payments were made towards the principal of the 2023 Notes during the three months ended January 26, 2013.
As of January 26, 2013, the fair value of the Company’s 2023 Notes was approximately $300.8 million, estimated based on broker trading prices.
On or after January 15, 2018, the Company may redeem all or a part of the 2023 Notes at the redemption prices set forth in the 2023 Indenture, plus accrued and unpaid interest, if any, up to but excluding the redemption date. At any time prior to January 15, 2018, the Company may redeem all or a part of the 2023 Notes at a price equal to 100% of the principal amount of the 2023 Notes, plus an applicable premium and accrued and unpaid interest, if any, up to but excluding the redemption date. In addition, at any time prior to January 15, 2016, the Company may redeem up to 35% of the principal amount of the 2023 Notes, using the net cash proceeds of one or more sales of the Company’s capital stock at a redemption price equal to 104.625% of the principal amount of the 2023 Notes redeemed, plus accrued and unpaid interest, if any, up to but excluding the redemption date.
If the Company experiences a specified change of control triggering event, it must offer to repurchase the 2023 Notes at a repurchase price equal to 101% of the principal amount of the 2023 Notes repurchased, plus accrued and unpaid interest, if any, up to but excluding the repurchase date.

The 2023 Indenture contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to:

•	incur certain liens and enter into certain sale leaseback transactions;

•	create, assume, incur or guarantee additional indebtedness of the Company’s subsidiaries without such subsidiary guaranteeing the 2023 Notes on a pari passu basis; and

•	consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s or its subsidiaries’ assets.
These covenants are subject to a number of limitations and exceptions set forth in the 2023 Indenture. The 2023 Indenture also includes customary events of default, including cross-defaults to other debt of the Company and its subsidiaries. The Company was in compliance with all applicable covenants of the 2023 Indenture as of January 26, 2013.
Senior Secured Notes
In January 2010, the Company issued $300.0 million aggregate principal amount of the 2018 Notes and $300.0 million in aggregate principal amount of 6.875% senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”) pursuant to separate indentures, each dated as of January 20, 2010, between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company's obligations under the Senior Secured Notes and Wells Fargo Bank, National Association as the trustee (the “2020 Indenture” and “2018 Indenture”, respectively). The Senior Secured Notes bear interest payable semi-annually. No payments were made towards the principal of the Senior Secured Notes during the three months ended January 26, 2013. The Company’s obligations under the 2020 Notes are, and prior to January 22, 2013, the Company’s obligations under the 2018 Notes were, guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets. See Note 15, “Guarantor and Non-Guarantor Subsidiaries.”
As of January 26, 2013 and October 27, 2012, the fair value of the Senior Secured Notes was approximately $638.6 million and $638.3 million, respectively, estimated based on broker trading prices.
On January 22, 2013, the Company called the 2018 Notes for redemption at a redemption price equal to 103.313% of the principal amount of the 2018 Notes and irrevocably deposited $311.9 million with the trustee for the 2018 Notes to discharge the 2018 Indenture. As a result of the deposit and discharge, the guarantees provided by certain of the Company’s domestic subsidiaries and the liens granted by the Company and the subsidiary guarantors to secure their obligations in respect of the 2018 Notes were released as of the date of the deposit. The amount deposited with the trustee included $300.0 million to repay the principal amount of the 2018 Notes, $9.9 million representing the difference between the redemption price and the principal amount of the 2018 Notes (“Call Premium”) and $2.0 million of unpaid interest payable up to the redemption date of February 21, 2013, but excluding the date of redemption. The trustee will use the deposited amounts to redeem the 2018 Notes on February 21, 2013. The Company reported the deposited amounts as “Restricted cash” in the Condensed Consolidated Balance Sheet as of January 26, 2013.
In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs accounting, the Company expensed the Call Premium, remaining debt issuance costs and remaining original issue discount relating to the 2018 Notes, which totaled $15.3 million. The Company reported this expense within “Interest expense” in the Condensed Consolidated Statements of Operations for the three months ended January 26, 2013.
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

If the Company experiences specified change of control triggering events, it must offer to repurchase the 2020 Notes at a repurchase price equal to 101% of the principal amount of the 2020 Notes repurchased, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date. If the Company or its subsidiaries sell assets under certain specified circumstances, the Company must offer to repurchase the 2020 Notes at a repurchase price equal to 100% of the principal amount of the 2020 Notes repurchased, plus accrued and unpaid interest and special interest, if any, to the applicable repurchase date.
The 2020 Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to:

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
These covenants are subject to a number of limitations and exceptions set forth in the 2020 Indenture. The 2020 Indenture also includes customary events of default, including cross-defaults to other debt of the Company and its subsidiaries. The Company was in compliance with all applicable covenants of the 2020 Indenture as of January 26, 2013 and October 27, 2012. Prior to discharge, the 2018 Indenture contained substantially similar covenants and events of default to those in the 2020 Indenture. The Company was in compliance with all applicable covenants of the 2018 Indenture as of the date of discharge.
Senior Secured Credit Facility
In October 2008, the Company entered into a credit facility agreement for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (”Senior Secured Credit Facility”). The Company’s obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets. The credit facility agreement was subsequently amended in January 2010 and June 2011 extending the maturity date of the Senior Secured Credit Facility to October 31, 2014.
There was no principal amount outstanding under the term loan facility as of either January 26, 2013 or October 27, 2012.
The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. There were no principal amounts outstanding under the revolving credit facility and the full $125 million was available for future borrowing under the revolving credit facility as of January 26, 2013 and October 27, 2012.
The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio. The credit agreement also includes customary non-financial covenants (similar in nature to those under the Senior Secured Notes) and customary events of default, including cross-defaults to the Company’s material indebtedness and change of control. The Company was in compliance with all applicable Senior Secured Credit Facility’s covenants as of January 26, 2013 and October 27, 2012.

Debt Maturities
As of January 26, 2013, our aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2013 (remaining nine months)	$301,659
2014	2,417
2015	1,181
2016	174
2017	—
Thereafter	600,000
Total	$905,431

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 26, 2013 and January 28, 2012 (in thousands):

	Accrued Warranty
	Three Months Ended
	January 26, 2013	January 28, 2012
Beginning balance	$14,453	$11,298
Liabilities accrued for warranties issued during the period	970	1,777
Warranty claims paid and used during the period	(1,995)	(229)
Changes in liability for pre-existing warranties during the period	(1,101)	(479)
Ending balance	$12,327	$12,367

In addition, the Company has standard defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 26, 2013, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
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

As of January 26, 2013, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $193.2 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $4.3 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations within the next twelve months.
Income Taxes
The Company has several ongoing income tax audits. For additional discussions, see Note 12, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.

Legal Proceedings

Stockholder Litigation

In March 2012, a stockholder filed a complaint in Santa Clara County Superior Court captioned Stephen Knee vs. Brocade Communications Systems, Inc., et al. alleging that the proposal in Brocade’s proxy for its 2012 annual meeting of stockholders seeking additional shares for the 2009 Stock Plan pool was misleading and incomplete; the plaintiff claimed the right to enjoin the stockholders’ vote. In early April 2012, the plaintiff filed a motion for preliminary injunction seeking to enjoin the stockholders’ vote on the proposal. Brocade filed an opposition to the plaintiff’s motion for preliminary injunction. On April 10, 2012, the Court held a hearing and issued an order granting the plaintiff’s motion. On April 12, 2012, the Court entered a stipulation and order regarding settlement in which Brocade agreed to postpone the vote on the proposal at least seven days and to issue supplemental disclosures regarding the proposal. The supplemental disclosures were filed with the SEC on April 12, 2012. Brocade’s stockholders approved the proposal on April 20, 2012. On July 26, 2012, the parties signed a Stipulation of Settlement regarding the matter. On August 10, 2012, the plaintiff filed a Motion for Preliminary Approval of Settlement. On December 7, 2012 the plaintiff filed a Motion for Final Approval of Settlement. On December 13, 2012 the Court issued a tentative ruling to grant the Motion for Final Approval of Settlement. The Court granted Final Approval of Settlement on December 14, 2012. Final Judgment was entered on December 19, 2012. Brocade has completed payment of attorney fees and expenses to plaintiff's counsel in an amount immaterial to Brocade in accordance with the settlement and the Final Judgment.

Intellectual Property Litigation
On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry Networks, LLC (formerly Foundry Networks, Inc.) (“Foundry”) (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. The Court severed the claims against Extreme from the claims against Foundry for trial, and Enterasys subsequently added Brocade as a defendant. On August 28, 2007, the Court granted Foundry’s motion to stay the case based on petitions that Foundry had filed with the United States Patent and Trademark Office (“USPTO”) in 2007 for reexamination of five of the six Enterasys patents. Two of the patents received final rejections during their respective reexaminations, in which the USPTO held that the claims were invalid. Enterasys filed appeals of those rejections with the USPTO’s Board of Patent Appeals and Interferences in 2009. The USPTO’s Board partially affirmed and partially reversed the other of those two rejections on January 24, 2011, and Enterasys did not appeal further, which ended the proceedings on those two patents. The USPTO has issued reexamination certificates for the remaining three patents undergoing reexamination indicating that the patents were valid over the references that had been submitted. Meanwhile, on May 21, 2010, the Court lifted the stay of the litigation, and Enterasys subsequently dropped from the litigation the two patents it appealed at the USPTO. Accordingly, four patents remain at issue in the litigation. No trial date has been set.

On September 6, 2006, Chrimar Systems, Inc. (“Chrimar”) filed a lawsuit against Foundry (and D-Link Corporation and PowerDsine, Ltd.) in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe Chrimar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. Discovery has been completed. On June 1, 2012, Brocade filed its second Supplemental Statement of Material Facts In Support of the Motion for Summary Judgment of Invalidity of Paradigm Claim 17 of the 5,406,260 patent. On August 1, 2012, the Court issued its Memorandum and Order Granting Defendant’s Motion for Summary Judgment of Invalidity and dismissed the case. On August 30, 2012, Chrimar filed a notice of appeal and on November 5, 2012 filed its appeal brief. The Company filed its responsive brief on December 20, 2012. Chrimar filed its Reply Brief on January 22, 2013. The appeal is currently pending in the U.S. Court of Appeals for the Federal Circuit, Case No. 2012-1641.
On August 4, 2010, Brocade and Foundry (collectively and for this paragraph only, "Brocade") filed a lawsuit against A10 Networks, Inc. (“A10”), A10’s founder and other individuals in the United States District Court for the Northern District of California. On October 29, 2010, Brocade filed an amended complaint. In the amended complaint, Brocade alleged that A10 and the individual defendants have misappropriated Brocade’s trade secrets, infringed Brocade’s copyrighted works, interfered with existing contracts between Brocade and their employees, whereby certain of Brocade's current and ex-employees breached contracts, breached their fiduciary duties and duties of loyalty to Brocade, and that certain of A10’s products infringe 13 of Brocade’s patents. Brocade is seeking injunctive relief, as well as monetary damages. On May 16, 2011, A10 filed an answer and counterclaim alleging that certain of Brocade’s products infringe a patent recently acquired by A10 and seeking injunctive relief, as well as unspecified damages. In addition, A10 filed petitions with the USPTO to have each of 13 of the patents reexamined, in view of prior art that A10 alleges invalidates the patents. The petitions were granted, and reexaminations of the patents are in progress. On January 6, 2012, the Court granted Brocade’s summary judgment motion of non-infringement of the A10 patent. Trial on Brocade’s claims against A10 and the individual defendants commenced on July 16, 2012. On August 6, 2012, the jury found A10 responsible for intellectual property infringement and unfair competition, and awarding damages to Brocade. On November 8, 2012 the Court heard argument on the parties’ post-trial motions. On January 11, 2013, the Court issued an order that affirmed the jury’s finding of A10’s liability for patent and copyright infringement, trade secret misappropriation, and unfair competition due to A10’s interference with the employment contract of a Foundry Networks employee beginning in 2007. The Court also confirmed the jury’s award of $60 million to Brocade in damages for copyright infringement. The Court did, however, vacate the jury's award of damages for patent infringement, and its award of punitive damages for A10's and Lee Chen's interference with the employment contract of the Foundry employee, and ordered a new trial to re-determine the amounts of any such damages. No trial date has been set. On January 11, 2013, the Court also issued a permanent injunction prohibiting A10 from shipping any A10 products that infringe Brocade’s patents. On January 23, 2013, the Court issued a permanent injunction prohibiting A10 from further use of the misappropriated trade secrets. On February 8, 2013, A10 filed a Notice of Appeal of the permanent injunctions. A10 also asked the Court to stay both of the injunctions pending appeal. On February 12, 2013, the Court denied A10’s request to stay the injunctions. Both of the Court-ordered permanent injunctions against A10 are in effect and, among other restrictions imposed by the Court, prohibit A10 from shipping any of its infringing products.
On September 9, 2011, A10 filed a lawsuit against Brocade in the United States District Court for the Northern District of California. A10 alleged that certain of Brocade’s products infringed two patents acquired by A10. After Brocade moved to dismiss the complaint, A10 dismissed one of its patents-in-suit, leaving only one patent at issue. In lieu of answering the complaint, Brocade filed a new motion to dismiss the complaint, which was granted. On June 27, 2012, the Court entered a Final Judgment dismissing A10’s action. A10 has appealed the Judgment and the appeal is pending before the U.S. Court of Appeals for the Federal Circuit.

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
On a quarterly basis, the Company reviews relevant information with respect to litigation contingencies and updates its accruals, disclosures and, when possible, estimates of reasonably possible losses or ranges of loss based on such reviews. However, litigation is inherently unpredictable, and outcomes are typically uncertain, and the Company’s past experience does not provide any additional visibility or predictability to estimate the range of loss that may occur because the costs, outcome and status of these types of claims and proceedings have varied significantly in the past. Other than in the Stephen Knee v. Brocade litigation matter for which the Company has paid the settlement amount, the Company is not currently able to reasonably estimate the possible loss or range of loss from the above legal proceedings and, accordingly, the Company is unable to estimate the effects of the above on its financial condition, results of operations or cash flows.
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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the three months ended January 26, 2013 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements. The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than fifteen months. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings.

Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended
	January 26, 2013	January 28, 2012
Cost of revenues	$33	$(195)
Research and development	(5)	(165)
Sales and marketing	166	(1,063)
General and administrative	8	(75)
Total	$202	$(1,498)
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. The net foreign currency exchange gains and losses recorded as part of “Interest and other income (loss), net” were gains of $0.1 million for the three months ended January 26, 2013, and losses of $1.2 million for the three months ended January 28, 2012.
Gross unrealized loss positions are recorded within “Other accrued liabilities” and “Other non-current liabilities,” and gross unrealized gain positions are recorded within “Prepaid expenses and other current assets.” As of January 26, 2013, the Company had gross unrealized loss positions of $0.9 million and gross unrealized gain positions of $3.3 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively. Effective cash flow hedges are reported as a component of accumulated other comprehensive loss. Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income (loss), net.” The amount recorded on ineffective cash flow hedges was not significant.
Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In United States Dollars	As of January 26, 2013	As of October 27, 2012	As of January 26, 2013	As of October 27, 2012
Euro	$29,758	$43,357	$—	$—
British pound	15,012	20,499	—	—
Indian rupee	11,890	16,046	—	—
Singapore dollar	9,331	12,918	—	—
Japanese yen	9,760	3,776	9,258	12,068
Swiss franc	6,351	8,575	—	—
Total	$82,102	$105,171	$9,258	$12,068

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

11. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, was included in the following line items of the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	January 26, 2013	January 28, 2012
Cost of revenues	$3,946	$4,375
Research and development	4,685	5,028
Sales and marketing	8,145	9,776
General and administrative	2,374	2,640
Total stock-based compensation	$19,150	$21,819

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended
	January 26, 2013	January 28, 2012
Stock options, including variable options	$209	$275
Restricted stock awards and restricted stock units (“RSUs”)	13,670	17,071
Employee stock purchase plan (“ESPP”)	5,271	4,473
Total stock-based compensation	$19,150	$21,819
The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of January 26, 2013, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$5,550	1.91
RSUs	$92,645	2.06
ESPP	$14,896	1.00

The following table presents details on grants made by the Company for the following periods:

	Three Months Ended		Three Months Ended
	January 26, 2013		January 28, 2012
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	2,400	$2.40	—	$—
RSUs	3,777	$5.58	812	$5.55
The total intrinsic value of stock options exercised for the three months ended January 26, 2013 and January 28, 2012 was $5.1 million and $8.8 million, respectively.

12. Income Taxes
In general, the Company’s provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits.
For the three months ended January 26, 2013, the Company recorded an income tax expense of $88.2 million. The tax reported for this period was primarily due to a discrete charge of $78.2 million to reduce our previously recognized California deferred tax assets, partially offset by a discrete benefit from an increase in the federal research and development tax credit of $5.7 million which was reinstated on January 2, 2013 for two years, and made retroactive to January 1, 2012. The discrete charge is as a result of the passage of Proposition 39 which revised certain provisions of the California State Tax Code, requiring mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. We currently expect that in fiscal year 2013 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are, therefore, less likely to be realized. This charge will not impact cash tax outlays and conformance to the new law is not expected to have a material impact on our future tax provision.
For the three months ended January 28, 2012, the Company recorded an income tax benefit of $3.2 million, primarily due to a discrete benefit from net reserve releases related to settling tax audits and from expiring statutes of limitations, offset by a decrease to the federal research and development tax credit which expired on December 31, 2011 and, therefore, was inapplicable in 2012.
The total amount of unrecognized tax benefits of $89.4 million, net of federal benefit, as of January 26, 2013 would affect the Company’s effective tax rate, if recognized. Although the timing of the closure of audits is highly uncertain, it is reasonably possible that the balance of unrecognized tax benefits could significantly change during the remainder of fiscal year 2013.
The IRS and other tax authorities regularly examine our income tax returns. The IRS is currently examining fiscal years 2009 and 2010. In addition, the IRS has also examined our income tax returns for fiscal years 2007 and 2008, and in May 2011, we received the IRS revenue agent’s report. The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $317.4 million of our net operating loss carryforwards. We have filed a protest to appeal the amount of proposed adjustments in the Revenue Agent’s Report with the Appeals Office of the IRS. We believe we have sufficient reserves recorded for the ultimate settlement of this issue. Furthermore, we are in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. We believe that before the end of fiscal year 2013, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate the range of potential decreases in underlying uncertain tax positions is between $0 and $25.0 million in the next twelve months.
We believe that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that we will realize our deferred tax assets except for California deferred tax assets and capital loss carryforwards. Accordingly, we apply a valuation allowance to the California deferred tax assets due to the recent change in California law and to capital loss carryforwards due to the limited carryforward periods of these tax assets.

13. Segment Information
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
Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of January 26, 2013 were attributable to its United States operations.
Summarized financial information by reportable segment for the three months ended January 26, 2013 and January 28, 2012, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended January 26, 2013
Net revenues	$361,734	$140,513	$86,482	$588,729
Cost of revenues	96,953	77,422	40,429	214,804
Gross margin	$264,781	$63,091	$46,053	$373,925
Three months ended January 28, 2012
Net revenues	$352,872	$123,430	$84,340	$560,642
Cost of revenues	95,838	79,569	40,466	215,873
Gross margin	$257,034	$43,861	$43,874	$344,769

14. Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	January 26, 2013	January 28, 2012
Basic net income (loss) per share
Net income (loss)	$(21,255)	$58,584
Weighted-average shares used in computing basic net income (loss) per share	454,843	452,494
Basic net income (loss) per share	$(0.05)	$0.13
Diluted net income (loss) per share
Net income (loss)	$(21,255)	$58,584
Weighted-average shares used in computing basic net income (loss) per share	454,843	452,494
Dilutive potential common shares in the form of stock options	—	9,890
Dilutive potential common shares in the form of other share-based awards	—	6,354
Weighted-average shares used in computing diluted net income (loss) per share	454,843	468,738
Diluted net income (loss) per share	$(0.05)	$0.12
Antidilutive potential common shares in the form of (1)
Stock options	22,225	19,818
Other share based awards	5,573	1,076

(1)	These amounts are excluded from the computation of diluted net income (loss) per share.

15. Guarantor and Non-Guarantor Subsidiaries
On January 20, 2010, the Company issued $600.0 million aggregate principal amount of the 2018 Notes and 2020 Notes. In addition, on January 22, 2013, the Company issued $300.0 million aggregate principal amount of the 2023 Notes. The Company’s obligations under the 2023 Notes and the 2020 Notes are, and prior to January 22, 2013, the Company’s obligations under the 2018 Notes were, guaranteed by certain of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Each of the Subsidiary Guarantors is 100% owned by the Company and all guarantees are joint and several. The senior secured notes are not guaranteed by certain of the Company’s domestic subsidiaries and all of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”).
Pursuant to the terms of the Indentures governing Senior Secured Notes, the guarantees are full and unconditional, but are subject to release under the following circumstances:

•	upon the sale of the subsidiary or all or substantially all of its assets;

•
upon the discharge of the guarantees under the credit facility and any other debt guaranteed by the applicable subsidiary provided that the credit facility has been paid in full and the applicable series of senior secured notes have an investment grade rating from both Standard & Poor’s and Moody’s;

•	upon designation of the subsidiary as an “unrestricted subsidiary” under the applicable Indenture;

•	upon the merger, consolidation or liquidation of the subsidiary into the Company or another subsidiary guarantor; and

•	upon legal or covenant defeasance or the discharge of the Company’s obligations under the applicable indenture.
The guarantees of the 2018 Notes were released on January 22, 2013 upon the discharge of the 2018 Indenture.

Pursuant to the terms of the Indenture governing the 2023 Notes, the guarantees are full and unconditional, but are subject to release under the following circumstances:

•	upon the sale of the subsidiary or all or substantially all of its assets;

•	upon the discharge of the guarantees under the Senior Secured Credit Facility, the 2020 Notes and any other debt guaranteed by the applicable subsidiary;

•	upon the merger, consolidation or liquidation of the subsidiary into the Company or another subsidiary guarantor; and

•	upon legal or covenant defeasance or the discharge of the Company’s obligations under the applicable indenture.
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
The following is the condensed consolidated balance sheet as of January 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$208,609	$3,293	$471,714	$—	$683,616
Restricted cash	311,926	—	—	—	311,926
Accounts receivable, net	127,656	535	88,515	—	216,706
Inventories	49,802	—	10,089	—	59,891
Intercompany receivables	—	479,426	—	(479,426)	—
Other current assets	102,723	777	14,344	976	118,820
Total current assets	800,716	484,031	584,662	(478,450)	1,390,959
Property and equipment, net	492,699	824	16,759	—	510,282
Investment in subsidiaries	953,755	—	—	(953,755)	—
Other non-current assets	1,744,376	125,401	1,164	—	1,870,941
Total assets	$3,991,546	$610,256	$602,585	$(1,432,205)	$3,772,182
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,357	$132	$21,319	$—	$101,808
Current portion of long-term debt	302,198	—	—	—	302,198
Intercompany payables	424,868	—	54,558	(479,426)	—
Other current liabilities	286,819	9,092	127,273	976	424,160
Total current liabilities	1,094,242	9,224	203,150	(478,450)	828,166
Long-term debt, net of current portion	597,440	—	—	—	597,440
Other non-current liabilities	91,581	2,428	44,284	—	138,293
Total liabilities	1,783,263	11,652	247,434	(478,450)	1,563,899
Total stockholders’ equity	2,208,283	598,604	355,151	(953,755)	2,208,283
Total liabilities and stockholders’ equity	$3,991,546	$610,256	$602,585	$(1,432,205)	$3,772,182

The following is the condensed consolidated balance sheet as of October 27, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$284,466	$680	$428,080	$—	$713,226
Accounts receivable, net	150,367	(1,847)	84,619	—	233,139
Inventories	55,084	—	13,095	—	68,179
Intercompany receivables	—	478,133	—	(478,133)	—
Other current assets	124,690	514	15,606	225	141,035
Total current assets	614,607	477,480	541,400	(477,908)	1,155,579
Property and equipment, net	500,530	213	18,197	—	518,940
Investment in subsidiaries	871,157	—	—	(871,157)	—
Other non-current assets	1,814,729	90,766	1,247	—	1,906,742
Total assets	$3,801,023	$568,459	$560,844	$(1,349,065)	$3,581,261
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,661	$—	$24,689	$—	$117,350
Current portion of long-term debt	2,226	(249)	—	—	1,977
Intercompany payables	434,981	—	43,152	(478,133)	—
Other current liabilities	346,959	7,628	136,329	225	491,141
Total current liabilities	876,827	7,379	204,170	(477,908)	610,468
Long-term debt, net of current portion	599,203	—	—	—	599,203
Other non-current liabilities	89,173	2,429	44,168	—	135,770
Total liabilities	1,565,203	9,808	248,338	(477,908)	1,345,441
Total stockholders’ equity	2,235,820	558,651	312,506	(871,157)	2,235,820
Total liabilities and stockholders’ equity	$3,801,023	$568,459	$560,844	$(1,349,065)	$3,581,261

The following is the condensed consolidated statement of income for the three months ended January 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$363,055	$1,067	$224,607	$—	$588,729
Intercompany revenues	9,781	—	3,355	(13,136)	—
Total net revenues	372,836	1,067	227,962	(13,136)	588,729
Cost of revenues	136,622	10,564	65,565	2,053	214,804
Intercompany cost of revenues	(9,119)	—	22,255	(13,136)	—
Total cost of revenues	127,503	10,564	87,820	(11,083)	214,804
Gross margin (loss)	245,333	(9,497)	140,142	(2,053)	373,925
Operating expenses	213,763	10,821	58,103	(2,053)	280,634
Intercompany operating expenses (income)	(32,604)	(6,831)	39,435	—	—
Total operating expenses	181,159	3,990	97,538	(2,053)	280,634
Income (loss) from operations	64,174	(13,487)	42,604	—	93,291
Other income (expense)	(25,931)	(94)	114	(391)	(26,302)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	38,243	(13,581)	42,718	(391)	66,989
Income tax expense	85,852	—	2,392	—	88,244
Equity in net earnings (losses) of subsidiaries	26,744	—	—	(26,744)	—
Net income (loss)	$(20,865)	$(13,581)	$40,326	$(27,135)	$(21,255)
The following is the condensed consolidated statement of income for the three months ended January 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$340,144	$1,489	$219,009	$—	$560,642
Intercompany revenues	10,660	—	6,720	(17,380)	—
Total net revenues	350,804	1,489	225,729	(17,380)	560,642
Cost of revenues	131,136	17,136	65,378	2,223	215,873
Intercompany cost of revenues	(8,374)	—	25,754	(17,380)	—
Total cost of revenues	122,762	17,136	91,132	(15,157)	215,873
Gross margin (loss)	228,042	(15,647)	134,597	(2,223)	344,769
Operating expenses	198,255	15,327	63,991	(2,223)	275,350
Intercompany operating expenses (income)	(36,756)	(6,022)	42,778	—	—
Total operating expenses	161,499	9,305	106,769	(2,223)	275,350
Income (loss) from operations	66,543	(24,952)	27,828	—	69,419
Other income (expense)	(10,282)	5	(3,765)	—	(14,042)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	56,261	(24,947)	24,063	—	55,377
Income tax expense (benefit)	(5,557)	—	2,350	—	(3,207)
Equity in net earnings (losses) of subsidiaries	(3,234)	—	—	3,234	—
Net income (loss)	$58,584	$(24,947)	$21,713	$3,234	$58,584

The following is the condensed consolidated statement of cash flows for the three months ended January 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$12,204	$2,496	$44,790	$—	$59,490
Cash flows from investing activities:
Purchases of property and equipment	(17,532)	(23)	(931)	—	(18,486)
Net cash acquired (paid) in connection with acquisition	(44,769)	140	—	—	(44,629)
Net cash provided by (used in) investing activities	(62,301)	117	(931)	—	(63,115)
Cash flows from financing activities:
Proceeds from senior unsecured notes	296,250	—	—	—	296,250
Payment of principal related to capital leases	(484)	—	—	—	(484)
Common stock repurchases	(47,530)	—	—	—	(47,530)
Proceeds from issuance of common stock	23,812	—	—	—	23,812
Excess tax benefits from stock-based compensation	2,192	—	—	—	2,192
Increase in restricted cash	(300,000)	—	—	—	(300,000)
Net cash used in financing activities	(25,760)	—	—	—	(25,760)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(225)	—	(225)
Net increase (decrease) in cash and cash equivalents	(75,857)	2,613	43,634	—	(29,610)
Cash and cash equivalents, beginning of period	284,466	680	428,080	—	713,226
Cash and cash equivalents, end of period	$208,609	$3,293	$471,714	$—	$683,616

The following is the condensed consolidated statement of cash flows for the three months ended January 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$116,939	$(113)	$10,225	$—	$127,051
Cash flows from investing activities:
Proceeds from sale of subsidiary	(215)	—	—	—	(215)
Purchases of property and equipment	(15,241)	—	(2,315)	—	(17,556)
Net cash used in investing activities	(15,456)	—	(2,315)	—	(17,771)
Cash flows from financing activities:
Payment of principal related to the term loan	(70,000)	—	—	—	(70,000)
Payment of principal related to capital leases	(456)	—	—	—	(456)
Proceeds from issuance of common stock	31,941	—	—	—	31,941
Excess tax benefits from stock-based compensation	1,147	—	—	—	1,147
Net cash used in financing activities	(37,368)	—	—	—	(37,368)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(1,875)	—	(1,875)
Net increase (decrease) in cash and cash equivalents	64,115	(113)	6,035	—	70,037
Cash and cash equivalents, beginning of period	101,366	1,528	311,308	—	414,202
Cash and cash equivalents, end of period	$165,481	$1,415	$317,343	$—	$484,239

16. Subsequent Events
During the first fiscal quarter of 2013, the Company irrevocably deposited $311.9 million with the trustee for redemption of the 2018 Notes as described in Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
On February 21, 2013, the trustee redeemed the 2018 Notes using the deposited amount, extinguishing the Company’s $300.0 million liability in relation to the principal amount of 2018 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on December 14, 2012.

Overview
We are a leading supplier of networking equipment and software for businesses and organizations of many types and sizes, including global enterprises, and service providers such as telecommunication firms, cable operators and mobile carriers. Our business model is focused on two key markets: our Storage Area Networking (”SAN”) business, where we offer Fibre Channel (”FC”) SAN directors, fixed form factor switches and embedded switches, host bus adapters (”HBAs”), and server virtualization solutions, and our Internet Protocol (”IP”) Networking business, where we offer modular and stackable solutions, Ethernet routers, Ethernet switches, Ethernet fabrics, converged adapters, as well as application delivery, security and wireless solutions. We also provide product-related customer support and services.
Growth opportunities in the SAN market are expected to be driven by key customer Information Technology (”IT”) initiatives such as server virtualization, enterprise mobility, data center consolidation, migration to higher performance technologies such as solid state storage, and cloud computing initiatives. Our IP Networking business strategies are intended to increase new customer accounts and expand our market share through product innovation and the development of and expansion of our routes to market. We plan to continue to support our SAN and IP Networking growth plans by continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging technologies, new product introductions, and enhancing our existing partnerships and forming new ones through our various distribution channels.
We continue to face multiple challenges, including aggressive price discounting from competitors, rapid adoption of new technologies by customers, the uncertainty in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as uncertain federal government spending in the United States. We are also cautious about the stability and health of certain international markets, including China and Europe, and current global and country specific dynamics, including inflationary risks in China and the continuing sovereign debt risk particularly in Europe. These factors may impact our business and that of our partners. While the diversification of our business model helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long-term, it is difficult to offset short-term reductions in IT spending, which may adversely affect our financial results and stock price.
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
Our plans for our operating cash flows are to provide liquidity for operations, to repurchase our stock to reduce the dilutive effects of our equity award programs and, from time-to-time, we may also opportunistically repurchase our stock under our previously announced stock repurchase programs. In addition, we may opportunistically use our operating cash flows to strengthen our networking portfolios through acquisitions and strategic investments.

Results of Operations
Our results of operations for the three months ended January 26, 2013 and January 28, 2012 are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN products, IP Networking products, and support and services related to these products, which we call Global Services.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 26, 2013	% of Net Revenues	January 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$361,734	61.4%	$352,872	63.0%	$8,862	2.5%
IP Networking Products	140,513	23.9%	123,430	22.0%	17,083	13.8%
Global Services	86,482	14.7%	84,340	15.0%	2,142	2.5%
Total net revenues	$588,729	100.0%	$560,642	100.0%	$28,087	5.0%

The increase in total net revenues for the three months ended January 26, 2013 compared to the three months ended January 28, 2012 reflects higher sales due to a combination of favorable factors for our SAN products and IP Networking products and our Global Services offerings.

•
The increase in SAN product revenues was driven by a shift in mix to our high-end, higher bandwidth director and switch products, including strong growth in sales of our 16 Gbps products. Our average selling price per port increased by 6.5% during the three months ended January 26, 2013, which partially offset the 3.7% decrease in the number of ports shipped during the same period;

•
The increase in IP Networking product revenues primarily reflects higher revenues from our Ethernet switch, IP routing and application delivery products. We also had continued growth in sales of our Brocade ICX products. We believe revenues from our enterprise and U.S. federal government customers increased, while revenues from our service provider customers remained flat. As the percentage of our IP Networking products being sold through two-tier distribution has increased, it has become increasingly difficult to quantify our revenues by end customer, therefore, these results are based on our estimates; and

•
The increase in Global Services revenues was primarily attributable to an increase in the sales of initial support contracts and renewal support contracts for both our SAN products and IP Networking products.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 26, 2013	% of Net Revenues	January 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$364,052	61.8%	$341,633	61.0%	$22,419	6.6%
Europe, the Middle East and Africa (1)	142,418	24.2%	132,874	23.7%	9,544	7.2%
Asia Pacific	47,051	8.0%	55,589	9.9%	(8,538)	(15.4)%
Japan	25,479	4.3%	18,645	3.3%	6,834	36.7%
Canada, Central and South America	9,729	1.7%	11,901	2.1%	(2,172)	(18.3)%
Total net revenues	$588,729	100.0%	$560,642	100.0%	$28,087	5.0%

(1)	Includes net revenues of $84.0 million and $65.6 million for the three months ended January 26, 2013 and the three months ended January 28, 2012, respectively, relating to the Netherlands.

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

International revenues for the three months ended January 26, 2013 decreased as a percentage of total net revenues compared to the three months ended January 28, 2012 primarily due to higher revenues from our LAN product sales to the U.S. region relative to total net revenues, particularly to the U.S. federal government and its individual agencies, and lower revenues from our SAN and LAN product sales to the Asia Pacific and Canada, Central and South America regions relative to total net revenues, partially offset by higher revenues from our SAN and LAN product sales to Europe, the Middle East and Africa and Japan regions relative to total net revenues.
A significant portion of our revenues are concentrated among a relatively small number of OEM customers. For the three months ended January 26, 2013, three customers accounted for 18%, 18%, and 10%, respectively, of our total net revenues for a combined total of 46% of total net revenues. For the three months ended January 28, 2012, three customers accounted for 20%, 15% and 13%, respectively, of our total net revenues for a combined total of 48% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.
Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 26, 2013	% of Net Revenues	January 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$264,781	73.2%	$257,034	72.8%	$7,747	0.4%
IP Networking Products	63,091	44.9%	43,861	35.5%	19,230	9.4%
Global Services	46,053	53.3%	43,874	52.0%	2,179	1.3%
Total gross margin	$373,925	63.5%	$344,769	61.5%	$29,156	2.0%
For the three months ended January 26, 2013 compared to the three months ended January 28, 2012, total gross margin increased in absolute dollars and percentage due to a combination of favorable factors for our SAN products, IP Networking products and Global Services offerings.

Gross margin percentage by reportable segment increased for the three months ended January 26, 2013 compared to the three months ended January 28, 2012 primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased due to a 1.0% decrease in discrete period costs relative to net revenues. Additionally, amortization of SAN-related intangible assets decreased by 1.0% relative to net revenues, partially offset by a 1.8% increase in manufacturing costs relative to net revenues;

•
IP Networking gross margins relative to net revenues increased due to a 4.1% decrease in product costs, a 2.2% decrease in manufacturing overhead costs, as well as a 2.2% decrease in discrete period costs, in each case, relative to net revenues, primarily due to a decrease in warranty expense and inventory excess and obsolescence charges; and

•
Global Services gross margins relative to net revenues increased primarily due to a 1.0% decrease in service and support costs relative to net revenues, primarily due to a decrease in period costs due to improved utilization of service inventory assets within our spares depot, as well as decreases in facilities, IT and operating expenses. Additionally, stock-based compensation decreased by 0.2% relative to net revenues.

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	January 26, 2013	% of Net Revenues	January 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$19,150	3.3%	$21,819	3.9%	$(2,669)	(12.2)%
The decrease in stock-based compensation expense for the three months ended January 26, 2013 compared to the three months ended January 28, 2012 was due to fewer restricted stock units granted to employees in recent quarters as well as a decline in grant date fair values due to lower stock prices (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements). This was partially offset by higher expenses related to our 2009 Employee Stock Purchase Plan (”ESPP”) for which higher compensation expense was recognized for the two new offering periods within the last year.
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
R&D expenses are summarized as follows (in thousands, except percentages):

	January 26, 2013	% of Net Revenues	January 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$97,690	16.6%	$89,319	15.9%	$8,371	9.4%

R&D expenses increased for the three months ended January 26, 2013 compared to the three months ended January 28, 2012 due to the following (in thousands):

Increase (Decrease)
Salaries and wages	$4,411
Engineering expenses	2,973
Engineering equipment	1,182
Depreciation and amortization expense	890
The increase in R&D expenses was partially offset by decreases in the following:
Stock-based compensation expense	(343)
Various individually insignificant items	(742)
Total change	$8,371
Salaries and wages increased primarily due to merit-based increases in salaries and growth in personnel, as well as from the employees hired as part of the Vyatta, Inc. (”Vyatta”) acquisition. Engineering expenses increased primarily due to higher engineering spending related to new product development and higher prototype costs. In addition, engineering equipment expenses increased primarily due to the indefinite suspension of a program that resulted in equipment being deemed obsolete, and depreciation and amortization expense increased due to additional depreciation expenses related to equipment acquired for use in our engineering laboratories. These increases were partially offset by a decrease in stock-based compensation expense mainly due to fewer restricted stock units granted to employees in recent quarters as well as a decline in grant date fair values due to lower stock prices (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and expenses related to IT and facilities and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	January 26, 2013	% of Net Revenues	January 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$149,011	25.3%	$152,688	27.2%	$(3,677)	(2.4)%
Sales and marketing expenses decreased for the three months ended January 26, 2013 compared to the three months ended January 28, 2012 due to the following (in thousands):

Increase (Decrease)
Outside services and other marketing expenses	$(1,036)
Salaries and wages	(917)
Stock-based compensation expense	(1,631)
Various individually insignificant items	(93)
Total change	$(3,677)
Outside services and other marketing expenses decreased primarily due to less spending on conferences and trade shows in the three months ended January 26, 2013. Salaries and wages decreased primarily due to decreased headcount, partially offset by higher bonuses, headcount growth from the Vyatta acquisition and increased severance costs for the three months ended January 26, 2013. Stock-based compensation expense decreased primarily due to fewer restricted stock units granted to employees in recent quarters as well as a decline in grant date fair values due to lower stock prices (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of compensation and related expenses for corporate management, finance and accounting, human resources, legal and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.
G&A expenses are summarized as follows (in thousands, except percentages):

	January 26, 2013	% of Net Revenues	January 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$19,077	3.2%	$18,350	3.3%	$727	4.0%
G&A expenses increased for the three months ended January 26, 2013 compared to the three months ended January 28, 2012 due to the following (in thousands):

Increase (Decrease)
Salaries and wages	$2,591
Depreciation and amortization expense	1,028
Various individually insignificant items	403
The increase in G&A expenses was partially offset by the decrease in the following:
Outside services expense	(3,295)
Total change	$727
Salaries and wages expense increased primarily due to merit-based increases in salaries, increased personnel including from the Vyatta acquisition, and increased severance and recruiting costs related to the transition of our Chief Executive Officer for the three months ended January 26, 2013. Depreciation and amortization expense increased primarily due to increased capital additions in recent periods. These increases were partially offset by a decrease in expenses associated with outside services primarily due to decreased costs in consulting services, as well as lower legal expense for ongoing litigation matters.
Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	January 26, 2013	% of Net Revenues	January 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$14,856	2.5%	$14,993	2.7%	$(137)	(0.9)%
The decrease in amortization of intangible assets for the three months ended January 26, 2013 compared to the three months ended January 28, 2012 was primarily due to the full amortization of certain of our intangible assets, partially offset by the amortization of the Vyatta intangible assets acquired in the first fiscal quarter of 2013.

Interest expense. Interest expense primarily represents the interest cost associated with our term loan, senior secured notes and senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	January 26, 2013	% of Net Revenues	January 28, 2012	% of Net Revenues	(Increase)/ Decrease	% Change
Three months ended	$(26,368)	(4.5)%	$(13,046)	(2.3)%	$(13,322)	(102.1)%
In January 2013, we issued $300 million in aggregate principal amount of 4.625% Senior Notes due 2023 (the “2023 Notes”) in a private placement (the “Offering”). The proceeds from the Offering, together with cash on hand, were used in the second quarter of fiscal year 2013 to redeem all of the 2018 Notes. The transactions are described further below in “Liquidity and Capital Resources.” In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs accounting, we recorded an expense of $15.3 million for the call premium, debt issuance costs and original issue discount relating to the 2018 Notes, thereby resulting in the increase in interest expense for the three months ended January 26, 2013 compared to the three months ended January 28, 2012 (additionally, see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	January 26, 2013	% of Net Revenues	January 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$66	—%	$(996)	(0.2)%	$1,062	(106.6)%
Interest and other income (loss), net, were immaterial for the three months ended January 26, 2013 and the three months ended January 28, 2012.
Income tax expense (benefit). Income tax expense (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended
	January 26, 2013	January 28, 2012
Income tax expense (benefit)	$88,244	$(3,207)
Effective tax rate	131.7%	(5.8)%
In general, our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits (additionally, see Note 12, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements).
We recorded an income tax expense for the three months ended January 26, 2013 primarily due to a discrete charge of $78.2 million to reduce our previously recognized California deferred tax assets, partially offset by a discrete benefit from an increase in the federal research and development tax credit of $5.7 million which was reinstated on January 2, 2013 for two years retroactively to January 1, 2012. The discrete charge is as a result of the passage of Proposition 39 which revised certain provisions of the California State Tax Code, requiring mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. We currently expect that in fiscal year 2013 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are, therefore, less likely to be realized. This charge will not impact cash tax outlays and conformance to the new law is not expected to have a material impact on our future tax provision.

We recorded a tax benefit for the three months ended January 28, 2012 primarily due to a discrete benefit from net reserve releases related to settling tax audits and from expiring statutes of limitations, offset by a decrease to the federal research and development tax credit which expired on December 31, 2011.
Based on the fiscal year 2013 financial forecast, we expect our effective tax rate in fiscal year 2013 to be higher than fiscal year 2012. Factors such as the mix of IP Networking versus SAN products, and domestic versus international profits, affect our tax expense. As estimates and judgments are used to project such domestic and international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Our income tax provision could change from either effects of changing tax laws and regulations, or differences in international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM and channel partners. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities due to their inherent uncertainty. Such settlements could materially impact our tax expense. Given that the tax rate is affected by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
The IRS and other tax authorities regularly examine our income tax returns. The IRS is currently examining our federal tax returns for fiscal years 2009 and 2010. In addition, the IRS has also examined our federal income tax returns for fiscal years 2007 and 2008, and in May 2011, we received the IRS Revenue Agent’s Report. The IRS is contesting our transfer pricing for the cost sharing and buy-in arrangements with our foreign subsidiaries. The IRS’ proposed adjustment would offset approximately $317.4 million of our net operating loss carryforwards. We have filed a protest to appeal the amount of proposed adjustments in the Revenue Agent’s Report with the Appeals Office of the IRS. We believe we have sufficient reserves recorded for the ultimate settlement of this issue. Furthermore, we are in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. We believe that before the end of fiscal year 2013, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate the range of potential decreases in underlying uncertain tax positions is between $0 and $25 million in the next twelve months. For additional discussion, see Note 12, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.
We believe that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that we will realize our deferred tax assets except for California deferred tax assets and capital loss carryforwards. Accordingly, we apply a valuation allowance to the California deferred tax assets due to the recent change in California law and to capital loss carryforwards due to the limited carryforward periods of these tax assets.

Liquidity and Capital Resources

	January 26, 2013	October 27, 2012	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$683,616	$713,226	$(29,610)
Percentage of total assets	18%	20%
We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments. For additional discussion, see “Part II - Other Information, Item 1A. Risk Factors.” In January 2013, we issued $300 million of the 2023 Notes in a private placement. In the second quarter of fiscal year 2013, we used the net proceeds from this placement, together with cash on hand, to redeem all of our outstanding 2018 Notes, including the payment of the applicable premium and expenses associated with the redemption, and accrued and unpaid interest on the 2018 Notes up to but excluding the date of redemption. On January 22, 2013, we called the 2018 Notes for redemption and the 2018 Notes were redeemed on February 21, 2013 as described in Note 16, “Subsequent Events,” of the Notes to Condensed Consolidated Financial Statements.
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

Financial Condition
Cash and cash equivalents as of January 26, 2013 decreased by $29.6 million over the balance as of October 27, 2012 primarily due to the cash used for the acquisition of Vyatta, the repurchase of outstanding shares of our common stock and the increase in restricted cash to redeem the 2018 Notes on February 21, 2013, partially offset by the proceeds from the issuance of the 2023 Notes, the proceeds from the issuance of our common stock in connection with employee participation in our equity compensation plans and cash generated from operations.
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
A majority of our accounts receivable balance is derived from sales to our OEM partners. As of January 26, 2013, three customers accounted for 14%, 12% and 11%, respectively, of total accounts receivable, for a combined total of 37% of total accounts receivable. As of October 27, 2012, three customers accounted for 16%, 12% and 10%, respectively, of total accounts receivable, for a combined total of 38% of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Three Months Ended January 26, 2013 Compared to Three Months Ended January 28, 2012
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities decreased by $67.6 million primarily due to increased payments with respect to accrued employee compensation. In fiscal year 2012, employee incentive compensation was measured against annual targets and paid during the first quarter of fiscal year 2013. In fiscal year 2011, employee incentive compensation was measured against semi-annual targets and paid during the third quarter of fiscal year 2011 and the first quarter of fiscal year 2012.
Investing Activities. Net cash used in investing activities increased by $45.3 million. The increase was primarily due to cash used for the acquisition of Vyatta during the three months ended January 26, 2013.
Financing Activities. Net cash used in financing activities decreased by $11.6 million. The decrease was primarily due to no principal payments of debt offset by lower proceeds from issuance of common stock during the three months ended January 26, 2013, partially offset by repurchases of our Company’s stock during the three months ended January 26, 2013.

Liquidity
Manufacturing and Purchase Commitments. We have manufacturing arrangements with a contract manufacturer under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next twelve months, in accordance with our policy (see Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).
Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely reinvested outside of the U.S. We intend to reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the U.S. for an indefinite period of time.
Our existing cash and cash equivalents totaled $683.6 million as of January 26, 2013. Of this amount, approximately 69% was held by our foreign subsidiaries. We do not currently anticipate a need of these funds held by our foreign subsidiaries for our domestic operations. Under current tax laws and regulations, if these funds are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 12, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Secured Credit Facility. In October 2008, we entered into a credit facility agreement for (i) a five-year $1,100 million term loan facility and (ii) a five-year $125 million revolving credit facility, which includes a $25 million swing line loan sub-facility and a $25 million letter of credit sub-facility (the “Credit Agreement”). The Credit Agreement was subsequently amended in January 2010 and June 2011 to reduce interest rates on the term loan facility, and to provide us with greater operating flexibility, including extending the maturity date of the term loan facility to October 31, 2014 and removing certain restrictions on the repurchase of our shares, provided the consolidated senior secured leverage ratio is under 2.00 (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
There were no principal amounts outstanding under the term loan facility as of January 26, 2013 and October 27, 2012. We have the following resources available under the Senior Secured Credit Facility to obtain short-term or long-term financing, if we need additional liquidity, as of January 26, 2013 (in thousands):

	Original Amount Available	January 26, 2013
		Used	Available
Revolving credit facility	$125,000	$—	$125,000

Senior Secured Notes. In January 2010, we issued $300 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”), see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements. We used the proceeds to pay down a substantial portion of the outstanding term loan, and retire the convertible subordinated debt due on February 15, 2010, which had been assumed in connection with our acquisition of McData.
Senior Unsecured Notes. In January 2013, we issued $300 million in aggregate principal amount of the 2023 Notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). We have used the proceeds and cash on hand to redeem all of the outstanding 2018 Notes in the second quarter of fiscal year 2013 as described in Note 16, “Subsequent Events,” of the Notes to Condensed Consolidated Financial Statements.
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. No trade receivables were sold under our factoring facility during the three months ended January 26, 2013 and the three months ended January 28, 2012.
Under the terms of the factoring agreement, the total and available amounts of the factoring facility as of January 26, 2013 were $50.0 million.
Covenant Compliance
Senior Unsecured Notes covenants. The 2023 Notes were issued pursuant to an Indenture, dated as of January 22, 2013, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (the “2023 Indenture”). The 2023 Indenture contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to:

•	incur certain liens and enter into certain sale leaseback transactions;

•	create, assume, incur or guarantee additional indebtedness of the Company’s subsidiaries without such subsidiary guaranteeing the 2023 Notes on a pari passu basis; and

•	consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s or its subsidiaries’ assets.
These covenants are subject to a number of other limitations and exceptions set forth in the Indenture.
Senior Secured Notes covenants. The 2020 Notes and the 2018 Notes were issued pursuant to two separate indentures (the “2020 Indenture” and “2018 Indenture” respectively), each dated as of January 20, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee. The 2020 Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to:

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
These covenants are subject to a number of limitations and exceptions set forth in the Indentures. The Company was in compliance with all applicable covenants under the Indentures for the 2020 Notes as of January 26, 2013.

The 2020 Indenture provides for customary events of default, including, but not limited to, cross defaults to specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding senior secured notes will become due and payable immediately without further action or notice. If any other event of default under either Indenture occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2020 Notes, as applicable, may declare all of the 2020 Notes to be due and payable immediately. The 2018 Indenture was discharged as of January 22, 2013 (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Prior to discharge, the 2018 Indenture contained substantially similar covenants and events of default to those in the 2020 Indenture.
Senior Secured Credit Facility covenants. The Senior Secured Credit Facility agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable covenants as of January 26, 2013.
Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the credit agreement, is used to determine the Company’s compliance with certain covenants in the Senior Secured Credit Facility. Consolidated EBITDA is defined as:

•	Consolidated net income;
Plus:

•	Consolidated interest charges;

•	Provision for federal, state, local and foreign income taxes;

•	Depreciation and amortization expense;

•	Fees, costs and expenses incurred on or prior to the closing date of the Foundry acquisition in connection with the acquisition and the financing thereof;

•	Any cash restructuring charges and integration costs in connection with the Foundry acquisition, in an aggregate amount not to exceed $75.0 million;

•	Approved non-cash restructuring charges incurred in connection with the Foundry acquisition and the financing thereof;

•	Other non-recurring expenses reducing consolidated net income which do not represent a cash item in such period or future periods;

•	Any non-cash stock-based compensation expense; and

•	Legal fees associated with the indemnification obligations for the benefit of former officers and directors in connection with Brocade’s historical stock option litigation;
Minus:

•	Federal, state, local and foreign income tax credits; and

•	All non-cash items increasing consolidated net income.
The Senior Secured Credit Facility financial covenants are described below.

Consolidated Fixed Charge Coverage Ratio
Consolidated fixed charge coverage ratio means, at any date of determination, the ratio of (a) (i) consolidated EBITDA (excluding interest expense, if any, attributable to a campus sale-leaseback), plus (ii) rentals payable under leases of real property, less (iii) the aggregate amount of all capital expenditures to (b) consolidated fixed charges; provided that, for purposes of calculating the consolidated fixed charge coverage ratio for any period ending prior to the first anniversary of the closing date, consolidated interest charges shall be an amount equal to actual consolidated interest charges from the closing date through the date of determination multiplied by a fraction the numerator of which is 365 and the denominator of which is the number of days from the closing date through the date of determination.
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
Consolidated Senior Secured Leverage Ratio
Consolidated senior secured leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date, minus, without duplication, all unsecured senior subordinated or subordinated indebtedness of Brocade or its subsidiaries on a consolidated basis as of such date (including the McDATA Corporation (”McDATA”) convertible subordinated debt prior to being retired on February 16, 2010), to (b) consolidated EBITDA for the measurement period ending on such date.
In accordance with the amendment and waiver to the credit agreement, the Company has agreed that it will not permit the consolidated senior secured leverage ratio at any time during any period set forth below to be greater than the ratio set forth below opposite such period:

Four Fiscal Quarters Ending During Period:	Maximum Consolidated Senior Secured Leverage Ratio
October 31, 2010 through October 29, 2011	2.50:1.00
October 30, 2011 through October 27, 2012	2.25:1.00
October 28, 2012 and thereafter	2.00:1.00

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of January 26, 2013 (in thousands):

	Total	Less than 1 Year	1—3 Years	3—5 Years	More than 5 Years
Contractual Obligations:
2018 Notes (1)	301,165	301,165	—	—	—
2020 Notes (1)	444,375	20,625	41,250	41,250	341,250
2023 Notes (1)	438,331	13,875	27,750	27,750	368,956
Non-cancellable operating leases (2)	78,846	16,680	35,112	20,060	6,994
Non-cancellable capital leases	5,839	2,456	3,236	147	—
Purchase commitments, gross (3)	197,544	197,544	—	—	—
Total contractual obligations	$1,466,100	$552,345	$107,348	$89,207	$717,200
Other Commitments:
Standby letters of credit	$237	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$127,699	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $27.1 million, which consists of $5.1 million to be received in less than one year, $13.8 million to be received in one to three years, and $8.2 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued $4.3 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)	As of January 26, 2013, we had a gross liability for unrecognized tax benefits of $125.2 million and a net accrual for the payment of related interest and penalties of $2.5 million.
Share Repurchase Program. As of January 26, 2013, our Board of Directors had authorized, since the inception of the program in August 2004, a total of $1.3 billion for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock and other factors, including alternative investment opportunities. For the three months ended January 26, 2013, we repurchased 8.7 million shares for an aggregate purchase price of $47.5 million. Approximately $500.7 million remained authorized for future repurchases under this program as of January 26, 2013. Subsequent to January 26, 2013 and through February 22, 2013, we repurchased 6.1 million shares of our common stock for an aggregate purchase price of $35.0 million. We are subject to certain covenants relating to our borrowings that restrict the amount of our Company’s shares that we can repurchase. There is no restriction on the repurchase of our Company’s shares under the terms of our Senior Secured Credit Facility, provided our consolidated senior secured leverage ratio as defined in the credit agreement is under 2.00.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of January 26, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (”SEC”) Regulation S-K.

Critical Accounting Estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended January 26, 2013 as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 27, 2012, except as described below.
Acquisitions—Purchase Price Allocation. We allocate the purchase price of an acquired business to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. The excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets, if any, is recorded as goodwill. We estimate the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques. We adjust the preliminary purchase price allocation, as necessary, typically up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed. For additional discussion, see Note 3, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Impairment of goodwill and indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are generated as a result of business combinations. We conduct our goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period. Our ongoing consideration of all these factors could result in goodwill impairment charges in the future, which could adversely affect our net income. Consistent with prior years, we will perform our annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2013.
Acquired in-process research and development (“IPRD”) is an intangible asset accounted as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. During the development period, we conduct our IPRD impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPRD is impaired. Events which might indicate impairment include, but are not limited to, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on us and our customer base, and/or other relevant events such as changes in management, key personnel, litigations, or customers. Our ongoing consideration of all these factors could result in IPRD impairment charges in the future, which could adversely affect our net income. We will perform our annual IPRD impairment test using measurement data as of the first day of the second fiscal quarter of 2013.
Our last annual goodwill impairment test was performed as of the first day of the second quarter of 2012. We use the income approach, the market approach, or a combination thereof, in testing goodwill for impairment for each reporting unit, which we have determined to be at the operating segment level. The reporting units are determined by the components of our operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. Our four reporting units are: Storage Area Networking (“SAN”) Products; Ethernet Switching & Internet Protocol (“IP”) Routing, which includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 products; Application Delivery Products (“ADP”), which includes OSI Layer 4-7 products; and Global Services.

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
The Company did not have any material investments or borrowings as of January 26, 2013 that are sensitive to changes in interest rates.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the three months ended January 26, 2013 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of January 26, 2013, we held $82.1 million in gross notional amount of cash flow derivative instruments and $9.3 million in gross notional amount of derivative instruments not designated as hedging instruments. The maximum length of time over which we are hedged as of January 26, 2013 is through October 1, 2013.
We have performed a sensitivity analysis as of January 26, 2013, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on January 26, 2013. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of January 26, 2013.

Equity Price Risk
We had no investments in publicly traded equity securities as of January 26, 2013. The aggregate cost of our equity investments in non-publicly traded companies was $7.5 million as of January 26, 2013. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On January 25, 2013, the last business day of our first fiscal quarter of 2013, the last reported sale price of our common stock on the NASDAQ Global Select Market was $5.73 per share.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).
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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 26, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth in the Legal Proceedings portion of Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Uncertainty about or a slowdown in the domestic and global economies has adversely affected, and may increasingly adversely affect, Brocade’s operating results and financial condition.

There is ongoing uncertainty about the domestic and global economies and there may be a prolonged period of significant slowdown. Such uncertainty or slowdown may result in lower growth or a decline in the networking industry as a whole and reduced demand for information technology, including high-performance data networking solutions. Information technology (“IT”) spending has historically declined as federal IT spending decreases and general economic and market conditions have worsened. The loss or delay of orders from any of Brocade’s more significant customers, such as the U.S. government or individual branches or agencies within the U.S. government, such as the Department of Defense or certain intelligence agencies where Brocade’s revenue is highly concentrated, or customers within the financial services, education, health sectors and service providers, could also cause its revenue and profitability to suffer. For example, if Brocade experiences governmental procurement delays due to the timing of approval of the federal budget or budget reductions that target specific agencies where Brocade’s federal revenue is concentrated, Brocade’s revenue and operating results could be negatively impacted. If the domestic and/or global economy undergoes a prolonged period of significant uncertainty or a significant downturn, or if Brocade’s customers believe such a period of uncertainty or a downturn will continue for a sustained period, they will likely reduce their information technology spending and future budgets. Brocade is particularly susceptible to reductions in information technology spending because the purchase of Brocade’s products is often discretionary and may involve a significant commitment of capital and other resources. Future delays or reductions in information technology spending, domestically and/or internationally, could harm Brocade’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, intangible assets and goodwill impairment, increased production costs, lowered prices for products and reduced sales volumes. Similarly, as Brocade’s suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials Brocade uses to manufacture its products. These events have caused, and may cause further, reductions in Brocade’s revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and may exacerbate many other risks noted in this Form 10-Q, which adversely affect Brocade’s business, results of operations and financial condition.

Given the current uncertainty about the extent and duration of the global financial recovery, it is increasingly difficult for Brocade, Brocade’s customers and Brocade’s suppliers to accurately forecast future product demand trends, which could cause Brocade to produce excess products that would increase Brocade’s inventory carrying costs and could result in obsolete inventory that would reduce Brocade’s profits. Alternatively, this forecasting difficulty could cause a shortage of products or materials used in Brocade’s products that would result in an inability to satisfy demand for Brocade’s products and a loss of revenues and market share.

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

The networking market is increasingly competitive. While Cisco Systems, Inc. (“Cisco”) maintains a dominant position in the IP networking market, other companies have strengthened their networking portfolios through acquisitions, including the acquisition of Force10 Networks by Dell Inc. (“Dell”), the acquisition of 3Com Corporation by Hewlett-Packard Company (“HP”), and the acquisition of Blade Network Technologies by International Business Machines Corporation (“IBM”). These acquisitions have limited Brocade’s ability to sell IP networking products through these companies and may also indirectly impact the Fibre Channel (“FC”) Storage Area Networking (“SAN”) business. HP, IBM, Dell and Oracle are important OEM partners for Brocade in the FC switching market, yet are competitive with Brocade in other markets. Other competitors in the IP networking market include Arista Networks, Alcatel-Lucent, Avaya Inc., A10 Networks, Inc. (“A10”), Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Huawei Technologies Co. Ltd. and Juniper Networks, Inc (”Juniper”).

Brocade also competes with providers of SAN products and services for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation in the FC switching market and QLogic Corporation and Emulex Corporation in the HBA/converged network adapter (“CNA”) markets. Also, our OEM partners have developed and may in the future develop partnerships with our competitors in the storage and networking markets to sell packaged solutions which may impact our business with that partner and our ability to compete in the marketplace.

The above-referenced acquisitions and business partnerships demonstrate the increasingly complex nature of relationships within the networking industry, especially as the IT industry migrates to cloud computing models. This trend has led the networking industry to introduce new solutions and technology architectures to support cloud computing. One development in this area is Brocade’s efforts behind “Ethernet fabrics” where Brocade is shipping a new portfolio through the Brocade VDX family of Data Center Switches and the Brocade VCS software. Brocade’s competitors have introduced and have begun shipping new products focused on cloud computing and delivering alternative flat network solutions such as Juniper and Cisco. Other competitors in cloud solutions include Arista Networks, Avaya Inc., Alcatel-Lucent and Dell/Force10 Networks who have all introduced roadmaps and solutions targeted at cloud computing users.

Another area of increased competition is the development of software-defined networking, or SDN, which reflects the need for networks to become more flexible, agile and elastic. There have been many key industry developments behind SDN that impact R&D, partnerships and mergers and acquisitions (“M&A”) activity. Recent and significant examples include VMware’s acquisition of Nicira, Cisco’s acquisition of vCider and Juniper’s acquisition of Contrail. While development of SDN is still in its early stages, a slower rate of adoption of SDN and loss of key partnerships with other SDN contributors would negatively impact Brocade’s opportunity to grow in this area.

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

Brocade’s failure to successfully grow a channel and direct sales model or any other significant failure to execute on Brocade’s overall sales strategy could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade offers its IP networking products through a multipath distribution strategy, including through resellers, distributors, the Brocade direct sales force, and through OEMs that have historically offered Brocade SAN products. However, Brocade’s efforts to increase sales through both these new and expanded channels may not generate much, if any, incremental revenue opportunities for Brocade. This is further compounded by the fact that several of our major OEM customers, including Dell, IBM, HP and Oracle, have acquired companies who offer IP networking products competitive to Brocade’s offerings. A loss of or significant reduction in revenue through one of Brocade’s paths to market would impact Brocade’s financial results.

Additionally, Brocade has focused substantial resources to emphasize the IP networking market and to increase revenues through a multi-tier channel strategy. This focus on the IP networking market may negatively impact Brocade’s other businesses such as its SAN products because management’s attention and limited resources such as employees may be reallocated away from Brocade’s SAN products and towards IP networking products. Brocade must continually anticipate and respond to the needs of its distribution partners and their customers, and ensure that its products integrate with their solutions. Brocade’s failure to successfully manage and grow its distribution relationships or the failure of its distribution partners to sell Brocade’s products could reduce Brocade’s revenues significantly, especially for its IP networking portfolio. In addition, Brocade’s ability to respond to the needs of its distribution partners in the future may depend as well on third parties producing complementary products and applications for Brocade’s products to enable these partners to be competitive in the market. There can be no assurance that Brocade will be successful in expanding its go-to-market objectives which includes effectively maintaining or expanding its distribution channels, managing distribution relationships successfully, or marketing its products through distribution partners. If Brocade fails to respond successfully to the needs of these distribution partners, its business and financial results could be harmed.

The prices of Brocade’s products have declined in the past and Brocade expects the prices of Brocade’s products to decline in the future, which could reduce Brocade’s revenues, gross margins and profitability.

The average selling price for Brocade’s products has typically declined in the past and will likely decline in the future as a result of competitive pricing pressure, broader macroeconomic factors, product mix, enhanced marketing programs, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. Price declines may also increase as competitors ramp up product releases that compete with Brocade’s products. Furthermore, particularly as economic conditions deteriorate and drive a more cautious capital spending environment in the technology sector, Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales levels. If Brocade is unable to offset the negative impact from the above factors on the average selling price of Brocade’s products by increasing the volume of products shipped or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be negatively impacted.

In addition, to maintain Brocade’s gross margins, Brocade must maintain or increase the number of existing products shipped and develop and introduce new products and product enhancements with improved costs, and continue to reduce the overall costs of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing its products in the past, Brocade may not be able to continue to reduce cost of production at historical rates or at all. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade’s operating results and gross margins could be below expectations.

Additionally, Brocade’s gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold, the mix of distribution channels through which its products are sold or, if product or related warranty costs associated with Brocade’s products are greater than previously experienced. Brocade has also stated its plans to increase gross margins for its IP Networking products by a combination of initiatives, including new product introductions with improved gross margins, normalized pricing, inventory management and increased product volumes. If Brocade is not able to successfully execute on one or more of these ongoing initiatives, gross margin improvements may not be realized.

A limited number of major OEM customers comprise a significant portion of Brocade’s revenues and the loss of any of these major OEM customers could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2012, 2011 and 2010, the same three customers each represented 10% or more of Brocade’s total net revenues, for a combined total of 47%, 43% and 47% of total net revenues, respectively. Brocade’s agreements with its OEM partners are typically cancellable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to eliminate, reduce, or rebalance the amount they purchase from Brocade and/or increase the amount purchased from Brocade’s competitors or introduce their own technology. Changes to SAN inventory levels paid for and held by our OEMs at one or multiple partners can impact Brocade’s revenue and earnings results and may mask underlying changes in end-user demand.

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

Brocade’s OEM partners evaluate and qualify Brocade’s SAN products for a limited time period before they begin to market and sell them. Assisting Brocade’s OEM partners through the evaluation process requires significant sales, marketing and engineering management efforts on Brocade’s part, particularly if Brocade’s SAN products are being qualified with multiple distribution partners at the same time. In addition, once Brocade’s SAN products have been qualified, its customer agreements have no minimum purchase commitments. Accordingly, despite expending significant resources in the product qualification process, Brocade may not generate meaningful sales, if any, to these partners for some of Brocade’s products.
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

Brocade is also an early developer of, and the first-to-market with, Ethernet fabrics based on the Brocade VDX switches and Brocade VCS software, which were built to provide the features necessary to support server virtualization and cloud-based architectures. Brocade recently added to this portfolio with the introduction of the Brocade VDX 8770 Modular Switch, which enables customers to build larger-scale fabrics to support larger virtualized data centers and cloud deployments. The success of Ethernet fabrics will depend on customers recognizing the benefits of upgrading their data center local area networks to fabric-based networking architectures. Brocade plans to continue to invest in this area with new and enhanced Ethernet fabric solutions, therefore, Brocade’s future success would be negatively impacted if this technological transition does not occur at the anticipated rate or at all.

Other factors that may affect Brocade’s successful introduction of new product and service offerings include Brocade’s ability to:

•	Properly determine the market for and define new products and services, which can be particularly challenging for initial product offerings in new markets;

•	Differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products and its competitors’ products;

•	Meet or exceed customer requirements for product features, cost-effectiveness, and scalability; and

•	Maintain high levels of product quality and reliability.

Various factors impacting market acceptance of Brocade’s products are outside of Brocade’s control, including the following:

•	The availability and price of competing products and alternative technologies;

•	The cost of certain product subcomponents, which could cause Brocade to modify prices to maintain adequate gross margins;

•	Product qualification requirements by Brocade’s OEM partners, which can cause delays in the market acceptance;

•	The timing of the adoption of new industry standards relative to Brocade’s development of new technologies and products; and

•	The ability of Brocade’s OEM partners to successfully distribute, support and provide training for its products.

In view of such factors, Brocade may delay, scale back or cancel potential new products or services, even where Brocade may have invested in or publicized such efforts. Such a delay, scale back or cancellation could, for example, disappoint potential customers and cause them to seek other vendors or lead to unfavorable publicity or other negative consequences, even where the circumstances that led to the delay, scale back or cancellation were unanticipated or outside of Brocade’s control.

If Brocade is not able to successfully develop and market new and enhanced products and services on a timely basis, its business and results of operations will likely be harmed.

As Brocade introduces new or enhanced products, Brocade must also successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life cycle of Brocade’s existing products, or replace sales of some of its current products, thereby offsetting the benefit of even a successful product introduction and may cause customers to defer purchasing its existing products in anticipation of the new products. When Brocade introduces new or enhanced products, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products may cause customers to delay purchase decisions or purchase competing products which would adversely affect Brocade’s business and financial results.

If Brocade loses key talent or is unable to hire additional qualified talent, Brocade’s business may be harmed.

Brocade’s success depends, to a significant degree, upon the continued contributions of key management including executive officers, engineering, sales and other talent, many of whom would be difficult to replace. In particular, Lloyd Carney was recently appointed as Brocade’s Chief Executive Officer succeeding our former Chief Executive Officer, Michael Klayko, and Jeff Lindholm was recently appointed as Brocade’s Senior Vice President of Worldwide Sales. The departures and appointments of officers may disrupt our business, including our sales organization, and adversely affect our operating results.

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

In addition, declines in Brocade’s stock price generally reduce the value of equity awards granted to its employees. To the extent Brocade’s stock price declines, Brocade’s ability to incentivize, retain or attract qualified talent could be negatively impacted. Additionally, such declines in stock price may result in additional “underwater” stock options held by certain employees. Brocade’s ability to retain qualified talent may also be affected by future acquisitions, which may cause uncertainty and loss of key talent.

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

Brocade has a substantial amount of acquired intangible assets, goodwill and deferred tax assets on its balance sheet. The goodwill and acquired intangibles relate to Brocade’s prior acquisitions. In response to changes in industry and market conditions, Brocade may elect to realign its resources strategically and consider restructuring, selling, disposing of, or otherwise exiting businesses. Any decision to limit investment in, sell, dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, goodwill impairment charges, intangible asset write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products.

Brocade is organized into four operating segments, of which two are individually reportable segments: SAN Products and Global Services. The other two operating segments, Ethernet Switching & IP Routing and ADP, combine to form a third reportable segment: IP Networking Products. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. Brocade conducted its annual goodwill impairment test during the second fiscal quarter of 2012, and determined that no impairment needed to be recorded (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, and sensitivity analysis performed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). If future goodwill impairment tests result in a charge to earnings, Brocade’s financial results would be adversely affected.

Brocade has determined that more-likely-than-not it will realize its deferred tax assets based on positive evidence of its historical operations and projections of future income except for the deferred tax assets related to California and capital loss carryforwards for which a valuation allowance has been applied. In the event future income by jurisdiction is less than what is currently projected, Brocade may be required to apply a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more-likely-than-not. Due to the change in California tax law, Brocade has recorded a charge of $78.2 million to reduce its previously recognized California deferred tax assets. This charge will not impact cash tax outlays and conformance to the new California rules is not expected to have a material impact on Brocade’s future tax provision (see discussion in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and also Note 12, “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q).

Brocade’s estimates relating to the liabilities for excess facilities are also affected by changes in real estate market conditions. In addition, Brocade has made investments in certain private companies which could become impaired, requiring a write-down of current value of such investments and a charge to earnings, if the operating results of those companies change adversely.

The failure to accurately forecast demand for Brocade’s products or the failure to successfully manage the production of Brocade’s products could increase Brocade’s product cost or adversely affect Brocade’s ability to manufacture and sell Brocade’s products.

Brocade provides product forecasts to its contract manufacturers and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers and end-user customers. Therefore, if Brocade or these third-party partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its contract manufacturers to meet customers’ delivery requirements or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make timely adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its contract manufacturers, or if Brocade is unable to make necessary adjustments to Brocade’s business model to offset forecast discrepancies, revenue may be delayed or even lost to Brocade’s competitors and Brocade’s business and financial results may be harmed. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade will experience higher fixed costs as it expands its contract manufacturer capabilities for forecasted demand, which could negatively affect Brocade’s margins if demand decreases suddenly and Brocade is unable to rapidly reduce these fixed costs.

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

In addition, although the purchase orders placed with Brocade’s contract manufacturers are cancellable in certain circumstances, if Brocade cancels any of its contract manufacturer (“CM”) purchase orders, Brocade could be required to purchase certain unused material from the CM if that material is not returnable, usable by, or sold to other customers. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If Brocade is required to purchase unused material from Brocade’s contract manufacturers, Brocade could incur unanticipated expenses, including write-downs for excess and/or obsolete inventory, and Brocade’s business and financial results could be negatively affected. In the past, Brocade has experienced delays in shipments of its IP networking products from its contract manufacturers and OEMs, which in turn delayed product shipments to its customers. Brocade may in the future experience similar delays or other problems, any of which could harm Brocade’s business and operating results.

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

Uneven sales patterns are not only difficult to predict, but also can result in irregular shipment patterns that can cause shortages or underutilized capacity, increase costs due to higher inventory levels, and otherwise adversely impact inventory planning. For example, Brocade’s IP networking business has experienced significantly higher levels of sales towards the end of a period. Orders received towards the end of the period may not ship within the period due to Brocade’s manufacturing lead times. This exposes Brocade to additional inventory risk because Brocade must order products in anticipation of expected future orders and additional sales risk if Brocade is unable to fulfill unanticipated demand.

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

•
Disruptions, or a continued decline, in general economic conditions, as well as potential impacts from lower IT spending if the Budget Control Act of 2011 goes into effect in the U.S. in fiscal year 2013, particularly in the information technology industry and U.S. federal government budget cycles, especially governmental departments such as the Department of Defense and certain intelligence agencies that are likely to be negatively impacted by budget reductions and where Brocade’s revenue is highly concentrated;

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

Accordingly, Brocade’s quarterly and annual revenues and operating results may vary significantly in the future. The results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot assure you that in future quarters, Brocade’s revenues or operating results will not be below Brocade’s projections or the expectations of stock market analysts or investors, which could cause Brocade’s stock price to decline.

Brocade has extensive international operations, which subjects it to additional business risks.

Brocade has significant international operations and a significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s contract manufacturers have significant operations in China. Brocade plans to continue to expand its international operations and sales activities. Brocade’s international sales of its IP networking products have primarily depended on a variety of its resellers, including Tech Data Corporation and Avnet Inc. in Europe and Net One Systems in Japan. The failure by international resellers to sell Brocade’s products could limit its ability to sustain and grow revenue. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including:

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

Failure to manage effectively our international operations or expansion of those operations could seriously harm Brocade’s business, financial condition and prospects. In addition, international political instability may halt or hinder Brocade’s ability to do business and may increase Brocade’s costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. Such events may have an adverse effect on the world economy and could adversely affect Brocade’s business operations or the operations of Brocade’s OEM partners, end-user customers and channel customers, contract manufacturers and suppliers.

To date, no material amount of Brocade’s international revenues and cost of revenues have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make Brocade’s products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the U.S. dollar relative to foreign currencies could increase Brocade’s product and operating costs in foreign locations (e.g., appreciation of the European Union’s euro, Chinese yuan and Indian rupee). In the future, a larger portion of Brocade’s international revenues may be denominated in foreign currencies, which will subject Brocade to additional risks associated with fluctuations in those foreign currencies. In addition, Brocade may be unable to successfully hedge against any such fluctuations.

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

•	Incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	Incurrence of significant charges if Brocade divests, disposes of or otherwise exits all or part of a business;

•	Incurrence of acquisition and integration related costs, or amortization costs for acquired intangible assets, that could negatively impact Brocade’s operating results and financial condition; and

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

If Brocade is not able to successfully integrate or divest products, technologies or personnel from businesses that Brocade acquires or divests, or if Brocade is not able to realize the expected benefits of Brocade’s acquisitions, divestitures or strategic investments, Brocade’s business and financial results would be adversely affected.

Brocade is subject to, and may in the future be subject to other, intellectual property infringement claims and litigation that are costly to defend and/or settle, and that could result in significant damage and cost awards against Brocade and limit Brocade’s ability to use certain technologies in the future.

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted patent, copyright, trade secret, and/or other intellectual property related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products, or a combination of products, including third party products, methods used in its operations or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring, and will in the future incur, substantial expenses to defend against such third-party claims. For instance, Brocade currently is defending patent-related lawsuits, including lawsuits filed by A10 and Enterasys Networks, Inc. Brocade’s suppliers and customers also may be subject to third party intellectual property claims, which could negatively impact their ability to supply Brocade or their willingness to purchase from Brocade, respectively. In addition, Brocade may be subject to claims and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade agreements with suppliers, OEM and channel partners or customers. If Brocade refuses to indemnify or defend from such claims, for instance, even in situations where the allegations are meritless, then suppliers, partners or customers may refuse to do business with Brocade. The third party asserters of such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, prolonged periods of litigation expenses, additional burden on employees or other resources, distraction from Brocade’s business initiatives and operations, component supply stoppages and lost sales.

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

Brocade’s intellectual property rights may be infringed or misappropriated by others. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s rights may be impractical. From time to time, Brocade sends notice to third parties to assert its intellectual property rights and to request that those third parties take steps to address Brocade’s concerns. In addition, Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. For instance, in the fourth quarter of fiscal year 2010, Brocade filed a patent infringement, copyright infringement, trade secret misappropriation and unfair competition lawsuit against A10 and certain individuals and, although Brocade received a favorable result, the appeals process is expected to continue (see Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q). Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such assertions or enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs. Further, the opposing party may counterclaim against Brocade, for example, for infringement of its own patents or other intellectual property rights, or may assert other tort or contract claims, which could lead to further expense and potential exposure for Brocade. Finally, there can be no assurance that any attempt by Brocade to enforce its intellectual property rights, even if successful in court, will improve Brocade’s sales or diminish the defendant’s sales or its allegedly unfair competition, for various reasons, such as, for example, the defendant’s efforts to design around Brocade’s intellectual property and/or marketplace desire to continue doing business with the defendant.

Brocade relies on a combination of patent, copyright, trademark and trade secret laws, and measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate to address the particular risk, or reliable, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events, misappropriation or negligence, operations in various countries that do not have well-established or reliable enforcement institutions or customs, or other aspects of doing business on the scale of Brocade’s operations. The measures Brocade has taken to protect its intellectual property rights in its proprietary technologies including, for instance, by contractual, security, patent or trademark applications, or other means, may prove inadequate, which could result in a loss of intellectual property rights. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect its technology. Patents issued may later be held invalid, such as in Patent Office reexaminations or litigation. Further, physical and operational security can be adversely affected, and associated policies and training rendered ineffective, by employee attitudes, carelessness or disregard for policies, malfeasors or changes in technology, such as the now-near-ubiquitous availability of portable memory devices, or cyber attacks due to the rise of the Internet. In addition, due to less developed intellectual property regimes in certain jurisdictions, Brocade may not be able to protect fully its intellectual property as Brocade expands its operations globally.

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

In addition, if Brocade has failed or in the future fails to adequately manage the use of “open source” software in Brocade’s products, or if companies acquired by Brocade, such as Foundry, McDATA or Vyatta, failed in such regard, Brocade may be required to license key portions of Brocade’s products on a royalty-free basis or expose key parts of source code, or to commence costly product redesigns, which could result in a loss of intellectual property rights, product performance degradation or delay in shipping products to customers.

Brocade's supply chain is dependent on sole source and limited source suppliers and a limited number of major contract manufacturers, either one or both of which may significantly impact results of operations.

Although Brocade uses standard parts and components for its products where possible, Brocade’s contract manufacturers currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s single source components include, but are not limited to, its ASICs, and Brocade’s principal limited source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors and switching fabrics. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade experiences component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner and may be required to repair or retro-fit products previously delivered to customers at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole source or limited source suppliers to delay or halt production or to go out of business or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. Any manufacturing disruption by these sole source or limited source suppliers could severely impair Brocade’s ability to fulfill orders.

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

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex and particularly, as Brocade continues to expand its product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed, and may in the future assume, products previously developed by an acquired company that have not been through the same level of product development, testing and quality control processes used by Brocade, and may have known or undetected errors. Some types of errors may not be detected until the product is installed in a heavy production or user environment. In addition, Brocade’s products are often combined with other products, including software from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems such as reputational problems with customers. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s storage, data management or IP Networking products or Brocade’s, could delay market acceptance of Brocade’s new products.

Brocade’s business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements, and environmental regulations that could adversely affect Brocade’s business and financial results.

Brocade is subject to changing rules and regulations of federal and state government as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the SEC and various Congressional representatives have recently proposed additional rules and regulations that may go into effect in the near future. In 2010, the Dodd-Frank Wall Street Reform and Protection Act (the "Dodd-Frank Act") was enacted. The Dodd-Frank Act included significant corporate governance and executive compensation-related provisions and also required the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

The Dodd-Frank Act could also negatively impact Brocade’s supply chain or impose additional costs related to that supply chain as it requires certain public companies to disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo (DRC) or an adjoining country. It may be possible that conflict minerals may be part of the supply chain in the electronics industry and contained in Brocade’s products. To comply with the Dodd-Frank Act, as determined by the SEC, Brocade will be required to perform due diligence and disclose whether or not its products contain such minerals and from which countries and source (smelter) the minerals were obtained. The implementation of these requirements by government regulators and Brocade’s partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Brocade’s products. In addition, Brocade will incur additional costs to comply with the disclosure requirements for conflict minerals, including costs related to determining the source of any of the relevant minerals and metals used in our products. As a result, Brocade’s business and financial results could be harmed.

Similarly, any change in the tax law in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade’s tax expense. For example, in the 2012 and 2013 federal budget proposals, the President of the United States and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. Potential changes to U.S. and state tax laws could increase Brocade’s U.S. income tax liability in the future.

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, Brocade is still under examination by the IRS for fiscal years 2007 through 2010 and in several state and foreign tax jurisdictions for various years. All of these examination cycles remain open as of January 26, 2013. To the extent federal and state carryforwards from closed tax years are used in the future, the tax authorities have the right to audit the carryforward amounts. These examinations frequently require management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

The IRS has contested Brocade’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. Brocade appealed the Revenue Agent’s Report to the Appeals Office of the IRS for the fiscal years 2007 and 2008. The IRS may make similar claims against Brocade’s transfer pricing arrangements for fiscal years 2009 and 2010 and in future examinations. Audits by the IRS are subject to inherent uncertainties and an unfavorable outcome could occur, such as fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management’s attention from Brocade’s day-to-day business operations, which could adversely affect its business.

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

Brocade’s operations and the operations of its suppliers, contract manufacturers and customers are vulnerable to interruptions by fire, earthquake, tsunami, nuclear reactor leak, hurricane, power loss, telecommunications failure and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, is located near major earthquake faults. Brocade does not have multiple site capacity for all of its services in the event of any such occurrence. In the event of a major earthquake, Brocade could experience business interruption, destruction of facilities and loss of life. Brocade carries a limited amount of earthquake insurance, which may not be sufficient to cover earthquake-related losses, and has not set aside funds or reserves to cover other potential earthquake-related losses. Additionally, major public health issues such as an outbreak of a pandemic or epidemic may interrupt business operations of Brocade or its suppliers in those geographic regions affected by that particular health issue. In addition, one of Brocade’s contract manufacturers has a major facility located in an area that is subject to hurricanes, and Brocade’s suppliers could face other natural disasters, such as flood, earthquake, weather and fire. In the event that a material business interruption occurs that affects Brocade, its suppliers, contract manufacturers or customers, shipments could be delayed and Brocade’s business and financial results could be harmed. Brocade’s servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems despite Brocade’s implementation of network security measures. Brocade may not successfully limit attacks by malicious third parties if they attempt to undermine or disrupt Brocade’s network security. Any such event could have a material adverse effect on Brocade’s business, operating results and financial condition, and could expose Brocade to significant third party claims of liability and damages. In addition, Brocade may suffer reputational harm and may not carry sufficient insurance to compensate for financial losses that may occur as a result of any of these events.

Brocade is exposed to various risks related to legal proceedings or claims that could adversely affect its operating results.

Brocade is a party to lawsuits in the normal course of its business. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against Brocade, or legal actions initiated by Brocade, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect Brocade’s business, results of operations, or financial condition, and Brocade could incur substantial monetary liability and/or be required to change its business practices. In view of the uncertainties, potential risks and expenses of litigation, Brocade may, from time to time, settle such disputes, even where Brocade had meritorious claims or defenses, by agreeing to settlement agreements, that, depending on their terms, may significantly impact Brocade’s financial condition or results.

Brocade has incurred substantial indebtedness that decreases Brocade’s business flexibility and access to capital, and increases its borrowing costs, which may adversely affect Brocade’s operations and financial results.

As of January 26, 2013, Brocade had $900 million in principal amount of outstanding indebtedness, including $300 million of unsecured indebtedness under the 2023 Notes, $300 million of secured indebtedness under the 2020 Notes and $300 million of indebtedness subject to redemption in respect of the 2018 Notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q). In addition, Brocade had up to $125 million available for future borrowing under the Senior Secured Credit Facility. The financial and other covenants agreed to by Brocade in connection with such indebtedness have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. This indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens, including without limitation, funding acquisitions or repurchasing Brocade stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended January 26, 2013.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended January 26, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 28, 2012 - November 24, 2012	6,312	$5.50	6,312	$513,541
November 25, 2012 - December 22, 2012	2,310	$5.45	2,310	$500,953
December 23, 2012 - January 26, 2013	44	$5.38	44	$500,716
Total	8,666	$5.48	8,666	$500,716

(1)
As of January 26, 2013, the Company’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $1.3 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007 and $500 million on May 16, 2012), which was used for determining the amounts in this column. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, the trading price of our common stock, general business and market conditions, and other factors, including alternative investment opportunities.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document

4.1
Indenture, dated as of January 22, 2013, by and among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the Notes (incorporated by reference to Exhibit 4.1 from Brocade’s Form 8-K filed on January 22, 2013)

10.1*	Offer Letter, dated December 20, 2012, between Brocade Communications Systems, Inc. and Lloyd Carney (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on January 14, 2013)

10.2*
Change of Control Retention Agreement between Brocade Communications Systems, Inc. and Lloyd Carney, effective as of January 14, 2013 (incorporated by reference to Exhibit 10.2 from Brocade’s Form 8-K filed on January 14, 2013)

10.3
Purchase Agreement, dated January 16, 2013, among Brocade, Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers listed in Schedule I thereto, and the Subsidiary Guarantors named therein (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on January 22, 2013)

10.4
Registration Rights Agreement, dated as of January 22, 2013, by and among the Company, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.2 from Brocade’s Form 8-K filed on January 22, 2013)

10.5*	2013 Inducement Award Plan (incorporated by reference to Exhibit 10.3 from Brocade’s Form 8-K filed on January 22, 2013)

10.6*	Form of Stock Option Agreement under the 2013 Inducement Award Plan (incorporated by reference to Exhibit 10.4 from Brocade’s Form 8-K filed on January 22, 2013)

10.7*	Form of Restricted Stock Unit Agreement under the 2013 Inducement Award Plan (incorporated by reference to Exhibit 10.5 from Brocade’s Form 8-K filed on January 22, 2013)

31.1**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement
**	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date:	March 1, 2013	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Chief Financial Officer and Vice President, Finance