Form 10-Q
period 2013-04-27
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2013-05-31
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 24, 2013, was 443,780,216 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED APRIL 27, 2013

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to: statements regarding future revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, expense savings or targets, debt repayments, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under “Part II - Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
	(In thousands, except per share amounts)
Net revenues
Product	$451,746	$456,104	$953,993	$932,406
Service	87,038	87,335	173,520	171,675
Total net revenues	538,784	543,439	1,127,513	1,104,081
Cost of revenues
Product	164,599	164,177	338,974	339,584
Service	40,073	42,180	80,502	82,646
Total cost of revenues	204,672	206,357	419,476	422,230
Gross margin	334,112	337,082	708,037	681,851
Operating expenses:
Research and development	98,429	92,931	196,119	182,250
Sales and marketing	145,316	158,855	294,327	311,543
General and administrative	20,037	18,790	39,114	37,140
Amortization of intangible assets	13,151	14,737	28,007	29,730
Total operating expenses	276,933	285,313	557,567	560,663
Income from operations	57,179	51,769	150,470	121,188
Interest expense	(10,432)	(12,729)	(36,800)	(25,775)
Interest and other income (loss), net	31	(452)	97	(1,448)
Income before income tax	46,778	38,588	113,767	93,965
Income tax expense (benefit)	(171)	(708)	88,073	(3,915)
Net income	$46,949	$39,296	$25,694	$97,880
Net income per share — basic	$0.10	$0.09	$0.06	$0.22
Net income per share — diluted	$0.10	$0.08	$0.06	$0.21
Shares used in per share calculation — basic	453,133	457,541	453,988	455,017
Shares used in per share calculation — diluted	466,919	476,848	466,620	472,793

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
	(In thousands)
Net income	$46,949	$39,296	$25,694	$97,880
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	(1,915)	(113)	(1,992)	(4,282)
Net (gains) losses reclassified into earnings	(32)	1,599	(210)	2,923
Net unrealized gains (losses) on cash flow hedges	(1,947)	1,486	(2,202)	(1,359)
Foreign currency translation adjustments	(1,762)	84	(2,142)	(1,476)
Total other comprehensive income (loss)	(3,709)	1,570	(4,344)	(2,835)
Total comprehensive income	$43,240	$40,866	$21,350	$95,045

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 27, 2013	October 27, 2012
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$764,298	$713,226
Accounts receivable, net of allowances for doubtful accounts of $831 and $833 at April 27, 2013, and October 27, 2012, respectively	239,311	233,139
Inventories	52,911	68,179
Deferred tax assets	54,710	91,539
Prepaid expenses and other current assets	53,265	49,496
Total current assets	1,164,495	1,155,579
Property and equipment, net	499,968	518,940
Goodwill	1,647,767	1,624,089
Intangible assets, net	85,807	109,265
Non-current deferred tax assets	80,824	136,175
Other assets	31,962	37,213
Total assets	$3,510,823	$3,581,261
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,266	$117,350
Accrued employee compensation	133,788	182,597
Deferred revenue	226,228	216,283
Current portion of long-term debt	2,306	1,977
Other accrued liabilities	85,634	92,261
Total current liabilities	549,222	610,468
Long-term debt, net of current portion	596,971	599,203
Non-current deferred revenue	76,218	76,907
Non-current income tax liability	38,514	55,387
Other non-current liabilities	3,305	3,476
Total liabilities	1,264,230	1,345,441
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 452,841 and 456,913 shares at April 27, 2013, and October 27, 2012, respectively	453	457
Additional paid-in capital	1,998,617	2,009,190
Accumulated other comprehensive loss	(14,208)	(9,864)
Retained earnings	261,731	236,037
Total stockholders’ equity	2,246,593	2,235,820
Total liabilities and stockholders’ equity	$3,510,823	$3,581,261
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 27, 2013	April 28, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$25,694	$97,880
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(5,440)	(1,332)
Non-cash tax charges	78,206	—
Depreciation and amortization	93,358	97,524
Loss on disposal of property and equipment	3,046	296
Amortization of debt issuance costs and original issue discount	665	2,626
Original issue discount and debt issuance costs related to lenders that did not participate in refinancing	5,360	—
Net gains on investments	—	(24)
Provision for doubtful accounts receivable and sales allowances	4,560	5,864
Non-cash compensation expense	38,322	45,677
Changes in assets and liabilities:
Accounts receivable	(10,561)	25,440
Inventories	16,605	(7,379)
Prepaid expenses and other assets	(1,714)	300
Deferred tax assets	322	192
Accounts payable	(14,692)	(6,689)
Accrued employee compensation	(54,163)	8,643
Deferred revenue	7,924	7,657
Other accrued liabilities	(8,387)	(9,356)
Net cash provided by operating activities	179,105	267,319
Cash flows from investing activities:
Proceeds from sale of subsidiary	—	35
Purchases of property and equipment	(31,568)	(38,269)
Net cash paid in connection with acquisition	(44,629)	—
Net cash used in investing activities	(76,197)	(38,234)
Cash flows from financing activities:
Proceeds from senior unsecured notes	296,250	—
Payment of principal related to senior secured notes	(300,000)	—
Payment of principal related to the term loan	—	(120,000)
Payment of debt issuance costs related to senior unsecured notes	(549)	—
Payment of principal related to capital leases	(975)	(920)
Common stock repurchases	(86,179)	(25,066)
Proceeds from issuance of common stock	35,899	47,261
Excess tax benefits from stock-based compensation	5,440	1,332
Net cash used in financing activities	(50,114)	(97,393)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,722)	(1,555)
Net increase in cash and cash equivalents	51,072	130,137
Cash and cash equivalents, beginning of period	713,226	414,202
Cash and cash equivalents, end of period	$764,298	$544,339
Supplemental disclosures of cash flow information:
Cash paid for interest	$22,593	$23,568
Cash paid for income taxes	$8,557	$474
Supplemental schedule of non-cash investing activities:
Acquisition of property and equipment through capital leases	$999	$—
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of October 27, 2012, was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 27, 2012.
The accompanying Condensed Consolidated Financial Statements are unaudited but, in the opinion of the Company’s management, reflect all adjustments—including normal recurring adjustments—that management considers necessary for a fair presentation of these Condensed Consolidated Financial Statements. The results for the interim periods presented are not necessarily indicative of the results for the full fiscal year or any other future period.
The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday in October. Fiscal year 2013 is a 52-week fiscal year, and the second quarter of 2013 was a 13-week quarter. Fiscal year 2012 was a 52-week year, and the second quarter of 2012 was a 13-week quarter.
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

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the six months ended April 27, 2013, as compared to the significant accounting policies disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2012.
New Accounting Pronouncements or Updates Recently Adopted
In June 2011 and December 2011, the FASB issued updates to ASC 220 Comprehensive Income (“ASC 220”): Presentation of Comprehensive Income. The amendments from these updates increase the prominence of items reported in other comprehensive income and eliminate the option to present components of other comprehensive income as part of the statement of equity. The Company adopted these updates in the first quarter of fiscal year 2013, presenting the required information in the Condensed Consolidated Statements of Comprehensive Income.
Recent Accounting Pronouncements or Updates That Are Not Yet Effective
In February 2013, the FASB issued an update to ASC 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this update, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This update to ASC 220 should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2014. The adoption of this update to ASC 220 will not have an impact on the Company’s financial position, results of operations or cash flows. The Company will include additional information required by this update prospectively starting from the first quarter of fiscal year 2014.
In March 2013, the FASB issued an update to ASC 830 Foreign Currency Matters (“ASC 830”): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. Under this update, an entity is required to release any cumulative translation adjustment into net income when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. This update to ASC 830 should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2015. The Company does not expect the adoption of this update to ASC 830 to have a material impact on its financial position, results of operations or cash flows.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are primarily maintained at five major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of April 27, 2013, two customers accounted for 17% and 11%, respectively, of total accounts receivable, for a combined total of 28% of total accounts receivable. As of October 27, 2012, three customers accounted for 16%, 12% and 10%, respectively, of total accounts receivable, for a combined total of 38% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances and other allowances.
For the three months ended April 27, 2013, three customers accounted for 18%, 16% and 11%, respectively, of the Company’s total net revenues for a combined total of 45% of total net revenues. For the three months ended April 28, 2012, four customers accounted for 20%, 15%, 13% and 10% respectively, of the Company’s total net revenues for a combined total of 58% of total net revenues.
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

3. Acquisitions
On November 9, 2012, the Company completed its acquisition of Vyatta, Inc. (“Vyatta”), a privately held developer of a software-based network operating system suite headquartered in Belmont, California. Vyatta became a wholly-owned subsidiary of the Company as a result of the acquisition. The Vyatta operating suite is deployed on conventional computer hardware platforms for multiple applications in network virtualization, software-defined networking (“SDN”) and private/public cloud computing platforms. This acquisition complements Brocade’s investments in Ethernet switches and router fabrics and enables Brocade to pursue new market opportunities in data center virtualization, public cloud, enterprise virtual private cloud and managed services.
The results of operations of Vyatta are included in the Company’s Condensed Consolidated Statement of Operations from the date of the acquisition. The Company does not consider the acquisition of Vyatta to be material to its results of operations or financial position, and therefore, Brocade is not presenting pro-forma financial information of combined operations.
The total purchase price was $44.8 million, consisting of $43.6 million cash consideration and $1.2 million related to prepaid license fees paid by the Company to Vyatta that was effectively settled at the recorded amount as a result of the acquisition. Of the cash consideration paid, $7.0 million will be held in escrow for a period of 18 months from the closing of the acquisition and will be released subject to resolution of certain contingencies. In addition, the Company paid direct acquisition costs of $0.4 million.

In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired (in thousands):

Assets acquired
Cash	$140
Accounts receivable	511
Identifiable intangible assets:
In-process technology	21,590
Customer relationships	1,080
Core/developed technology	1,040
Non-compete agreements	810
Trade name	460
Total identifiable intangible assets	24,980
Goodwill (1)	25,586
Other assets	1,017
Total assets acquired	52,234
Liabilities assumed
Deferred tax liability	3,401
Deferred revenue	1,333
Accounts payable and other accrued liabilities	2,731
Total liabilities assumed	7,465
Net assets acquired	$44,769

(1)	None of the goodwill recognized is expected to be deductible for income tax purposes.
The allocation of the purchase price reflects the Company’s preliminary estimate in relation to the value of the Company’s deferred tax liability which is subject to change during the Vyatta acquisition’s measurement period.

4. Goodwill and Intangible Assets
The following table summarizes goodwill activity by reportable segment for the six months ended April 27, 2013 (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Balance at October 27, 2012
Goodwill	$176,956	$1,337,549	$155,416	$1,669,921
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,956	1,291,717	155,416	1,624,089
Acquisitions	—	25,586	—	25,586
Tax and other adjustments during the six months ended April 27, 2013 (1)	(4)	(1,904)	—	(1,908)
Balance at April 27, 2013
Goodwill	176,952	1,361,231	155,416	1,693,599
Accumulated impairment losses	—	(45,832)	—	(45,832)
	$176,952	$1,315,399	$155,416	$1,647,767

(1)	The goodwill adjustments during the six months ended April 27, 2013, were primarily a result of tax benefits from the exercise of stock awards of acquired companies.

The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. For the annual goodwill impairment test, the Company uses the income approach, the market approach or a combination thereof to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value using various prices or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. For the fiscal year 2013 annual goodwill impairment test, the Company used a combination of approaches to estimate each reporting unit’s fair value. The Company believed that at the time of impairment testing performed in the second fiscal quarter of 2013, the income approach and the market approach were equally representative of a reporting unit’s fair value.
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
The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in the reporting units’ comparable market segments. Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2013, the Company determined that no impairment needed to be recorded.
Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for weighted-average remaining useful life):

April 27, 2013	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$460	$53	$407	3.51
Core/developed technology	192,340	165,954	26,386	0.73
Customer relationships	287,090	250,381	36,709	0.79
Non-compete agreements	810	95	715	3.51
In-process research and development (1)	21,590	—	21,590	—
Total intangible assets (2)	$502,290	$416,483	$85,807	0.81

October 27, 2012	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$100	$97	$3	0.17
Core/developed technology	218,845	173,070	45,775	1.14
Customer relationships	327,765	264,278	63,487	1.16
Total intangible assets	$546,710	$437,445	$109,265	1.16

(1)
Acquired in-process research and development (“IPRD”) is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. While accounted as an indefinite-lived asset, the IPRD intangible asset is subject to testing for impairment annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPRD is impaired. If the research and development effort associated with the IPRD is successfully completed, then the IPRD intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed. During the six months ended April 27, 2013, the IPRD intangible asset was not amortized due to the current stage of the associated research and development effort.

(2)	During the six months ended April 27, 2013, $69.4 million of intangible assets became fully amortized and, therefore, were removed from the balance sheet.
The Company performed its annual development period’s IPRD impairment test using measurement data as of the first day of the second fiscal quarter of 2013. During the test, the Company exercised the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its IPRD asset is less than its carrying amount. After assessing the totality of events and circumstances, the Company determined that it is not more likely than not that the fair value of its IPRD assets is less than its carrying amount and no further testing is required.
The following table presents the amortization of intangible assets included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Cost of revenues	$9,651	$10,713	$20,431	$24,803
Operating expenses	13,151	14,737	28,007	29,730
Total	$22,802	$25,450	$48,438	$54,533
The following table presents the estimated future amortization of intangible assets, including IPRD, that is estimated to be amortized in the remaining six months of fiscal year 2013, and thereafter, as of April 27, 2013 (in thousands):

Fiscal Year	Estimated Future Amortization
2013 (remaining six months)	$45,549
2014	21,312
2015	5,183
2016	4,871
2017	4,556
Thereafter	4,336
Total	$85,807

5. Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	April 27, 2013	October 27, 2012
Inventories:
Raw materials	$14,534	$24,240
Finished goods	38,377	43,939
Total	$52,911	$68,179

	April 27, 2013	October 27, 2012
Property and equipment, net:
Computer equipment	$17,439	$17,953
Software	54,942	51,680
Engineering and other equipment (1)	409,432	409,524
Furniture and fixtures (1)	31,230	30,516
Leasehold improvements	26,597	26,306
Land and building	384,666	384,666
Subtotal	924,306	920,645
Less: Accumulated depreciation and amortization (1), (2)	(424,338)	(401,705)
Total	$499,968	$518,940

(1)
Engineering and other equipment, furniture and fixtures and accumulated depreciation and amortization include the following amounts under capital leases as of April 27, 2013, and October 27, 2012, respectively (in thousands):

	April 27, 2013	October 27, 2012
Cost	$11,612	$10,613
Accumulated depreciation	(4,468)	(3,647)
Total	$7,144	$6,966

(2)	The following table presents the depreciation of property and equipment included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Depreciation expense	$21,162	$21,969	$44,920	$42,991

6. Fair Value Measurements
The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of April 27, 2013.
The fair value accounting guidance permits companies to elect fair value measurement for many financial instruments and certain other items that are otherwise not required to be accounted for at fair value. The Company did not elect to measure any eligible financial instruments or other assets at fair value as of April 27, 2013, and October 27, 2012.
Fair Value Hierarchy
The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Assets and liabilities measured and recorded at fair value on a recurring basis as of April 27, 2013, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of April 27, 2013	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$238,972	$238,972	$—	$—
Derivative assets	1,934	—	1,934	—
Total assets measured at fair value	$240,906	$238,972	$1,934	$—
Liabilities:
Derivative liabilities	$1,481	$—	$1,481	$—
Total liabilities measured at fair value	$1,481	$—	$1,481	$—

(1)	Money market funds are reported within “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.

Assets and liabilities measured and recorded at fair value on a recurring basis as of October 27, 2012, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 27, 2012	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$308,960	$308,960	$—	$—
Derivative assets	2,941	—	2,941	—
Total assets measured at fair value	$311,901	$308,960	$2,941	$—
Liabilities:
Derivative liabilities	$296	$—	$296	$—
Total liabilities measured at fair value	$296	$—	$296	$—

(1)	Money market funds are reported within “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.
During the six months ended April 27, 2013, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

7. Liabilities Associated with Facilities Lease Losses
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve included in “Other accrued liabilities” and “Other non-current liabilities” in the Condensed Consolidated Balance Sheets, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 27, 2012	$2,582
Cash payments on facilities leases	(417)
Reserve balance at April 27, 2013	$2,165

Cash payments for facilities that are part of our lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2017.

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except percentages):

			April 27, 2013		October 27, 2012
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Secured Notes:
2018 Notes	2013	6.625%	$—	—%	$300,000	7.05%
2020 Notes	2020	6.875%	300,000	7.26%	300,000	7.26%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	—	—%
Capital lease obligations	2016	5.699%	4,940	5.56%	4,916	5.80%
Total long-term debt			604,940		604,916
Less:
Unamortized discount			5,663		3,736
Current portion of long-term debt			2,306		1,977
Long-term debt, net of current portion			$596,971		$599,203
Senior Unsecured Notes
In January 2013, the Company issued 4.625% senior unsecured notes in the aggregate principal amount of $300.0 million due 2023 (the “2023 Notes”) pursuant to an Indenture, dated as of January 22, 2013 (the “2023 Indenture”), between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the 2023 Notes (as described in Note 15, “Guarantor and Non-Guarantor Subsidiaries”) and Wells Fargo Bank, National Association as the trustee. The Company irrevocably deposited the net proceeds from this offering, together with cash on hand, with the trustee to redeem all of the Company’s outstanding 6.625% senior secured notes due 2018 (the “2018 Notes”) as described below under “Senior Secured Notes.”
The 2023 Notes bear interest payable semi-annually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the six months ended April 27, 2013.
As of April 27, 2013, the fair value of the Company’s 2023 Notes was approximately $297.0 million, estimated based on broker trading prices.
On or after January 15, 2018, the Company may redeem all or part of the 2023 Notes at the redemption prices set forth in the 2023 Indenture, plus accrued and unpaid interest, if any, up to but excluding the redemption date. At any time prior to January 15, 2018, the Company may redeem all or a part of the 2023 Notes at a price equal to 100% of the principal amount of the 2023 Notes, plus an applicable premium and accrued and unpaid interest, if any, up to but excluding the redemption date. In addition, at any time prior to January 15, 2016, the Company may redeem up to 35% of the principal amount of the 2023 Notes, using the net cash proceeds of one or more sales of the Company’s capital stock at a redemption price equal to 104.625% of the principal amount of the 2023 Notes redeemed, plus accrued and unpaid interest, if any, up to but excluding the redemption date.
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

Senior Secured Notes
In January 2010, the Company issued $300.0 million aggregate principal amount of the 2018 Notes and $300.0 million in aggregate principal amount of 6.875% senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”) pursuant to separate indentures, each dated as of January 20, 2010, between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company's obligations under the Senior Secured Notes and Wells Fargo Bank, National Association as the trustee (the “2020 Indenture” and “2018 Indenture”, respectively). The Senior Secured Notes bear interest payable semi-annually. During the six months ended April 27, 2013, the Company paid $300.0 million to pay in full the principal of the 2018 Notes. The Company’s obligations under the 2020 Notes are—and prior to January 22, 2013, the Company’s obligations under the 2018 Notes were—guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets. See Note 15, “Guarantor and Non-Guarantor Subsidiaries.”
As of April 27, 2013, and October 27, 2012, the fair value of the Senior Secured Notes was approximately $330.0 million and $638.3 million, respectively, estimated based on broker trading prices.
On January 22, 2013, the Company called the 2018 Notes for redemption at a redemption price equal to 103.313% of the principal amount of the 2018 Notes and irrevocably deposited $311.9 million with the trustee for the 2018 Notes to discharge the 2018 Indenture. As a result of the deposit and discharge, the guarantees provided by certain of the Company’s domestic subsidiaries and the liens granted by the Company and the subsidiary guarantors to secure their obligations with respect to the 2018 Notes were released as of the date of the deposit. The amount deposited with the trustee included $300.0 million to repay the principal amount of the 2018 Notes, $9.9 million representing the difference between the redemption price and the principal amount of the 2018 Notes (“Call Premium”) and $2.0 million of unpaid interest payable up to the redemption date of February 21, 2013, but excluding the date of redemption. On February 21, 2013, the trustee redeemed the 2018 Notes using the deposited amount, extinguishing the Company’s $300.0 million liability in relation to the principal amount of the 2018 Notes.
In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs accounting, the Company expensed the Call Premium, remaining debt issuance costs and remaining original issue discount relating to the 2018 Notes, which totaled $15.3 million. The Company reported this expense within “Interest expense” in the Condensed Consolidated Statements of Operations for the six months ended April 27, 2013.
On or after January 2015, the Company may redeem all or a part of the 2020 Notes at the redemption prices set forth in the 2020 Indenture, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date. In addition, at any time prior to January 2015, the Company may, on one or more than one occasion, redeem some or all of the 2020 Notes at any time at a redemption price equal to 100% of the principal amount of the 2020 Notes redeemed, plus a “make-whole” premium determined as of the applicable redemption date, and accrued and unpaid interest and special interest, if any, to the applicable redemption date.
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
Senior Secured Credit Facility
In October 2008, the Company entered into a credit facility agreement for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (“Senior Secured Credit Facility”). The Company’s obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets. The credit facility agreement was subsequently amended in January 2010 and June 2011 to extend the maturity date of the Senior Secured Credit Facility to October 31, 2014.
There was no principal amount outstanding under the term loan facility as of either April 27, 2013, or October 27, 2012.
The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. There were no principal amounts outstanding under the revolving credit facility, and the full $125.0 million was available for future borrowing under the revolving credit facility as of April 27, 2013, and October 27, 2012.
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
Debt Maturities
As of April 27, 2013, our aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2013 (remaining six months)	$1,116
2014	2,413
2015	1,180
2016	231
2017	—
Thereafter	600,000
Total	$604,940

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended April 27, 2013, and April 28, 2012, respectively (in thousands):

	Accrued Warranty
	Six Months Ended
	April 27, 2013	April 28, 2012
Beginning balance	$14,453	$11,298
Liabilities accrued for warranties issued during the period	2,263	4,640
Warranty claims paid and used during the period	(3,910)	(536)
Changes in liability for pre-existing warranties during the period	(1,607)	(1,040)
Ending balance	$11,199	$14,362

In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of April 27, 2013, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
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
As of April 27, 2013, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $205.8 million, which the Company expects to utilize during future normal ongoing operations within the next twelve months, net of a purchase commitments reserve of $3.4 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations.
Income Taxes
The Company has several ongoing income tax audits. For additional discussion, see Note 12, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.
Legal Proceedings

Stockholder Litigation
In the litigation matter Stephen Knee vs. Brocade Communications Systems, Inc., et al., the Court granted final approval of the settlement on December 14, 2012, and a final judgment was then entered on December 19, 2012. Brocade completed the payment of attorney fees and expenses to plaintiff's counsel in an amount immaterial to Brocade in accordance with the settlement and the final judgment.

Intellectual Property Litigation
On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry Networks, LLC (formerly Foundry Networks, Inc.) (“Foundry”) (and Extreme Networks, Inc.) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringe six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. The Court severed the claims against Extreme from the claims against Foundry for trial, and Enterasys subsequently added Brocade as a defendant. On May 1, 2013, the Court entered an order of dismissal with prejudice pursuant to a settlement and patent cross-license agreement reached by the parties on April 19, 2013. As a result of this agreement, Brocade recorded a charge to “Cost of revenues, product” in the Condensed Consolidated Statements of Operations for the three months ended April 27, 2013.
On September 6, 2006, ChriMar Systems, Inc. (“ChriMar”) filed a lawsuit against Foundry in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe ChriMar’s U.S. Patent 5,406,260 and seeking injunctive relief, as well as unspecified damages. On August 1, 2012, the Court issued an order granting summary judgment in favor of Brocade and dismissed the case.
ChriMar appealed the District Court's ruling to the Federal Circuit Court of Appeals. On April 4, 2013 (Case No. 2012-1641), the Federal Circuit Court of Appeals affirmed the District Court ruling in favor of Brocade which invalidated ChriMar’s 5,406,260 patent and dismissed the case.
On August 4, 2010, Brocade and Foundry (collectively and for this paragraph only, "Brocade") filed a lawsuit against A10 Networks, Inc. (“A10”), A10’s founder and other individuals in the United States District Court for the Northern District of California. On October 29, 2010, Brocade filed an amended complaint. In the amended complaint, Brocade alleged that A10 and the individual defendants have misappropriated Brocade’s trade secrets, infringed Brocade’s copyrighted works, interfered with existing contracts between Brocade and its employees, whereby certain of Brocade's current and ex-employees breached contracts, and breached their fiduciary duties and duties of loyalty to Brocade, and that certain of A10’s products infringe 13 of Brocade’s patents. Brocade sought injunctive relief, as well as monetary damages. On May 16, 2011, A10 filed an answer and counterclaim alleging that certain of Brocade’s products infringe a patent recently acquired by A10 and seeking injunctive relief, as well as unspecified damages. In addition, A10 filed petitions with the USPTO to have each of the 13 patents reexamined, in view of prior art that A10 alleges invalidates the patents. The petitions were granted, and reexaminations of the patents are in progress. On January 6, 2012, the Court granted Brocade’s summary judgment motion of non-infringement of the A10 patent. Trial on Brocade’s claims against A10 and the individual defendants commenced on July 16, 2012. On August 6, 2012, the jury found A10 responsible for intellectual property infringement and unfair competition, and awarded damages to Brocade. On January 11, 2013, the Court issued an order that affirmed the jury’s finding of A10’s liability for patent and copyright infringement, trade secret misappropriation and unfair competition due to A10’s interference with the employment contract of a Foundry Networks employee beginning in 2007. The Court also confirmed the jury’s award of $60 million to Brocade in damages for copyright infringement. The Court did, however, vacate the jury's award of damages for patent infringement and its award of punitive damages for A10's and Lee Chen's interference with the employment contract of the Foundry employee, and the Court ordered a new trial to redetermine the amount of any such damages. On January 11, 2013, the Court also issued a permanent injunction prohibiting A10 from shipping any A10 products that infringe Brocade’s patents. On January 23, 2013, the Court issued a permanent injunction prohibiting A10 from further use of the misappropriated trade secrets. On February 8, 2013, A10 filed a Notice of Appeal of the permanent injunctions. A10 also asked the Court to stay both of the injunctions pending appeal. On February 12, 2013, the Court denied A10’s request to stay the injunctions. Both of the Court-ordered permanent injunctions against A10 are in effect and, among other restrictions imposed by the Court, prohibit A10 from shipping any of its infringing products. A retrial on the sole issue of the amount of patent damages to be awarded to Brocade for A10's infringement was set for May 20, 2013. On May 20, 2013, before the start of the retrial, Brocade and A10 reached an agreement to settle all matters between the parties including the lawsuit A10 filed against Brocade on September 9, 2011 (as further described in Note 16, “Subsequent Event”).
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
On a quarterly basis, the Company reviews relevant information with respect to litigation contingencies and updates its accruals, disclosures and, when possible, estimates of reasonably possible losses or ranges of loss based on such reviews. However, litigation is inherently unpredictable, outcomes are typically uncertain, and the Company’s past experience does not provide any additional visibility or predictability to estimate the range of loss that may occur because the costs, outcome and status of these types of claims and proceedings have varied significantly in the past. Other than in the Stephen Knee v. Brocade litigation matter for which the Company has paid the settlement amount and the Enterasys litigation matter for which the Company has paid Enterasys a settlement amount on April 29, 2013, subsequent to the end of the second quarter of fiscal year 2013, the Company is not currently able to reasonably estimate the possible loss or range of loss from the above legal proceedings and, accordingly, the Company is unable to estimate the effects of the above on its financial condition, results of operations or cash flows.
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

Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the six months ended April 27, 2013, were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements.
The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S. dollar-denominated cash flows. These instruments generally have a maturity of less than fifteen months. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive income was not significant for the three and six months ended April 27, 2013, and April 28, 2012, respectively.
Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income (loss), net.” The amount recorded on ineffective cash flow hedges was not significant for the three and six months ended April 27, 2013, and April 28, 2012, respectively.
Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Cost of revenues	$(4)	$(217)	$29	$(412)
Research and development	60	(181)	55	(346)
Sales and marketing	(24)	(1,321)	142	(2,384)
General and administrative	(3)	(90)	5	(165)
Total	$29	$(1,809)	$231	$(3,307)
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. The net foreign currency exchange gains and losses recorded as part of “Interest and other income (loss), net” were losses of $0.1 million and gains of $0.1 million for the three and six months ended April 27, 2013, respectively, and losses of $0.2 million and $1.4 million for the three and six months ended April 28, 2012, respectively.
Gross unrealized loss positions are recorded within “Other accrued liabilities” and “Other non-current liabilities,” and gross unrealized gain positions are recorded within “Prepaid expenses and other current assets.” As of April 27, 2013, the Company had gross unrealized loss positions of $1.4 million and $0.1 million, and gross unrealized gain positions of $1.9 million included in “Other accrued liabilities,” “Other non-current liabilities” and “Prepaid expenses and other current assets,” respectively.

Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In United States dollars	As of April 27, 2013	As of October 27, 2012	As of April 27, 2013	As of October 27, 2012
Euro	$38,039	$43,357	$—	$—
British pound	14,819	20,499	—	—
Indian rupee	21,607	16,046	—	—
Singapore dollar	8,849	12,918	—	—
Japanese yen	12,700	3,776	6,398	12,068
Swiss franc	6,325	8,575	—	—
Total	$102,339	$105,171	$6,398	$12,068

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

11. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, was included in the following line items of the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Cost of revenues	$3,541	$4,596	$7,487	$8,971
Research and development	4,500	5,603	9,185	10,631
Sales and marketing	8,012	10,687	16,157	20,463
General and administrative	3,119	2,972	5,493	5,612
Total stock-based compensation	$19,172	$23,858	$38,322	$45,677

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Six Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Stock options, including variable options	$781	$455	$990	$730
Restricted stock awards and restricted stock units (“RSUs”)	13,479	19,650	27,149	36,721
Employee stock purchase plan (“ESPP”)	4,912	3,753	10,183	8,226
Total stock-based compensation	$19,172	$23,858	$38,322	$45,677
The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of April 27, 2013, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$4,951	1.78
RSUs	$80,584	1.88
ESPP	$9,984	0.87

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended		Six Months Ended
	April 27, 2013		April 28, 2012
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	2,625	$2.37	160	$2.39
RSUs	4,646	$5.61	1,491	$5.60
The total intrinsic value of stock options exercised for the six months ended April 27, 2013, and April 28, 2012, was $13.3 million and $19.8 million, respectively.

12. Income Taxes
In general, the Company’s provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits.
For the three and six months ended April 27, 2013, the Company recorded an income tax benefit of $0.2 million and tax expense of $88.1 million, respectively. The tax reported included a discrete benefit of $10.6 million from reserve releases resulting from the settlement of an IRS audit for the three months ended April 27, 2013, and a discrete charge of $78.2 million to reduce previously recognized California deferred tax assets due to California law changes, partially offset by a discrete benefit from an increase in the federal research and development tax credit of $5.7 million that was reinstated on January 2, 2013, for two years and made retroactive to January 1, 2012, for the six months ended April 27, 2013.
For the three and six months ended April 28, 2012, the Company recorded an income tax benefit of $0.7 million and $3.9 million, respectively, primarily due to a discrete benefit from net reserve releases related to settling tax audits and from expiring statutes of limitations, offset by a decrease to the federal research and development tax credit which expired on December 31, 2011, and, therefore, was not applicable in 2012.
The total amount of unrecognized tax benefits of $72.9 million, net of federal benefit, as of April 27, 2013, would affect the Company’s effective tax rate, if recognized. Although the timing of the closure of audits is highly uncertain, it is reasonably possible that the balance of unrecognized tax benefits could change during the remainder of fiscal year 2013.
The IRS and other tax authorities regularly examine the Company’s income tax returns. The IRS is currently examining fiscal years 2009 and 2010. In addition, the Company is in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. The Company believes that reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. The Company believes that before the end of fiscal year 2013, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the Company estimates the range of potential decreases in underlying uncertain tax positions is between $0 and $3.9 million in the next twelve months.
The Company believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its deferred tax assets except for California deferred tax assets and capital loss carryforwards. Accordingly, the Company applies a valuation allowance to the California deferred tax assets due to the recent change in California law and to capital loss carryforwards due to the limited carryforward periods of these tax assets.

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
Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of April 27, 2013, were attributable to its United States operations.
Summarized financial information by reportable segment for the three and six months ended April 27, 2013, and April 28, 2012, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended April 27, 2013
Net revenues	$319,088	$132,658	$87,038	$538,784
Cost of revenues	87,897	76,702	40,073	204,672
Gross margin	$231,191	$55,956	$46,965	$334,112
Three months ended April 28, 2012
Net revenues	$342,922	$113,182	$87,335	$543,439
Cost of revenues	90,357	73,820	42,180	206,357
Gross margin	$252,565	$39,362	$45,155	$337,082
Six months ended April 27, 2013
Net revenues	$680,822	$273,171	$173,520	$1,127,513
Cost of revenues	184,850	154,124	80,502	419,476
Gross margin	$495,972	$119,047	$93,018	$708,037
Six months ended April 28, 2012
Net revenues	$695,794	$236,612	$171,675	$1,104,081
Cost of revenues	186,195	153,389	82,646	422,230
Gross margin	$509,599	$83,223	$89,029	$681,851

14. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Basic net income per share
Net income	$46,949	$39,296	$25,694	$97,880
Weighted-average shares used in computing basic net income per share	453,133	457,541	453,988	455,017
Basic net income per share	$0.10	$0.09	$0.06	$0.22
Diluted net income per share
Net income	$46,949	$39,296	$25,694	$97,880
Weighted-average shares used in computing basic net income per share	453,133	457,541	453,988	455,017
Dilutive potential common shares in the form of stock options	3,744	9,112	4,109	9,501
Dilutive potential common shares in the form of other share-based awards	10,042	10,195	8,523	8,275
Weighted-average shares used in computing diluted net income per share	466,919	476,848	466,620	472,793
Diluted net income per share	$0.10	$0.08	$0.06	$0.21
Antidilutive potential common shares in the form of (1)
Stock options	14,940	14,750	15,382	17,284
Other share-based awards	6	108	250	592

(1)	These amounts are excluded from the computation of diluted net income per share.

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
Pursuant to the terms of the Indentures governing the Senior Secured Notes, the guarantees are full and unconditional, but are subject to release under the following circumstances:

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
The guarantees of the 2018 Notes were released on January 22, 2013, upon the discharge of the 2018 Indenture.

Pursuant to the terms of the Indenture governing the 2023 Notes, the guarantees are full and unconditional but are subject to release under the following circumstances:

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
The following is the condensed consolidated balance sheet as of April 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$258,692	$3,318	$502,288	$—	$764,298
Accounts receivable, net	150,993	347	87,971	—	239,311
Inventories	42,637	—	10,274	—	52,911
Intercompany receivables	—	483,744	—	(483,744)	—
Other current assets	93,396	371	13,265	943	107,975
Total current assets	545,718	487,780	613,798	(482,801)	1,164,495
Property and equipment, net	483,495	697	15,776	—	499,968
Investment in subsidiaries	949,737	—	—	(949,737)	—
Other non-current assets	1,738,214	106,730	1,416	—	1,846,360
Total assets	$3,717,164	$595,207	$630,990	$(1,432,538)	$3,510,823
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,885	$71	$23,310	$—	$101,266
Current portion of long-term debt	2,306	—	—	—	2,306
Intercompany payables	414,746	—	68,998	(483,744)	—
Other current liabilities	307,135	7,453	130,119	943	445,650
Total current liabilities	802,072	7,524	222,427	(482,801)	549,222
Long-term debt, net of current portion	596,971	—	—	—	596,971
Other non-current liabilities	71,528	2,428	44,081	—	118,037
Total liabilities	1,470,571	9,952	266,508	(482,801)	1,264,230
Total stockholders’ equity	2,246,593	585,255	364,482	(949,737)	2,246,593
Total liabilities and stockholders’ equity	$3,717,164	$595,207	$630,990	$(1,432,538)	$3,510,823

The following is the condensed consolidated balance sheet as of October 27, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$284,466	$680	$428,080	$—	$713,226
Accounts receivable, net	150,367	(1,847)	84,619	—	233,139
Inventories	55,084	—	13,095	—	68,179
Intercompany receivables	—	478,133	—	(478,133)	—
Other current assets	124,690	514	15,606	225	141,035
Total current assets	614,607	477,480	541,400	(477,908)	1,155,579
Property and equipment, net	500,530	213	18,197	—	518,940
Investment in subsidiaries	871,157	—	—	(871,157)	—
Other non-current assets	1,814,729	90,766	1,247	—	1,906,742
Total assets	$3,801,023	$568,459	$560,844	$(1,349,065)	$3,581,261
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,661	$—	$24,689	$—	$117,350
Current portion of long-term debt	2,226	(249)	—	—	1,977
Intercompany payables	434,981	—	43,152	(478,133)	—
Other current liabilities	346,959	7,628	136,329	225	491,141
Total current liabilities	876,827	7,379	204,170	(477,908)	610,468
Long-term debt, net of current portion	599,203	—	—	—	599,203
Other non-current liabilities	89,173	2,429	44,168	—	135,770
Total liabilities	1,565,203	9,808	248,338	(477,908)	1,345,441
Total stockholders’ equity	2,235,820	558,651	312,506	(871,157)	2,235,820
Total liabilities and stockholders’ equity	$3,801,023	$568,459	$560,844	$(1,349,065)	$3,581,261

The following is the condensed consolidated statement of operations for the three months ended April 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$313,525	$1,056	$224,203	$—	$538,784
Intercompany revenues	6,453	—	6,470	(12,923)	—
Total net revenues	319,978	1,056	230,673	(12,923)	538,784
Cost of revenues	131,123	11,649	59,726	2,174	204,672
Intercompany cost of revenues	(18,103)	—	31,026	(12,923)	—
Total cost of revenues	113,020	11,649	90,752	(10,749)	204,672
Gross margin (loss)	206,958	(10,593)	139,921	(2,174)	334,112
Operating expenses	196,641	10,232	72,234	(2,174)	276,933
Intercompany operating expenses (income)	(42,281)	(7,446)	49,727	—	—
Total operating expenses	154,360	2,786	121,961	(2,174)	276,933
Income (loss) from operations	52,598	(13,379)	17,960	—	57,179
Other income (expense)	(7,421)	50	(3,030)	—	(10,401)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	45,177	(13,329)	14,930	—	46,778
Income tax expense (benefit)	(2,817)	866	1,780	—	(171)
Equity in net earnings (losses) of subsidiaries	(1,045)	—	—	1,045	—
Net income (loss)	$46,949	$(14,195)	$13,150	$1,045	$46,949
The following is the condensed consolidated statement of operations for the three months ended April 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$352,760	$1,250	$189,429	$—	$543,439
Intercompany revenues	13,947	—	7,349	(21,296)	—
Total net revenues	366,707	1,250	196,778	(21,296)	543,439
Cost of revenues	141,052	10,852	51,546	2,907	206,357
Intercompany cost of revenues	(6,792)	—	28,088	(21,296)	—
Total cost of revenues	134,260	10,852	79,634	(18,389)	206,357
Gross margin (loss)	232,447	(9,602)	117,144	(2,907)	337,082
Operating expenses	216,870	15,162	56,188	(2,907)	285,313
Intercompany operating expenses (income)	(30,169)	(6,539)	36,708	—	—
Total operating expenses	186,701	8,623	92,896	(2,907)	285,313
Income (loss) from operations	45,746	(18,225)	24,248	—	51,769
Other expense	(12,915)	(111)	(155)	—	(13,181)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	32,831	(18,336)	24,093	—	38,588
Income tax expense (benefit)	(2,565)	—	1,857	—	(708)
Equity in net earnings (losses) of subsidiaries	3,900	—	—	(3,900)	—
Net income (loss)	$39,296	$(18,336)	$22,236	$(3,900)	$39,296

The following is the condensed consolidated statement of operations for the six months ended April 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$676,580	$2,123	$448,810	$—	$1,127,513
Intercompany revenues	16,234	—	9,825	(26,059)	—
Total net revenues	692,814	2,123	458,635	(26,059)	1,127,513
Cost of revenues	267,745	22,213	125,291	4,227	419,476
Intercompany cost of revenues	(27,222)	—	53,281	(26,059)	—
Total cost of revenues	240,523	22,213	178,572	(21,832)	419,476
Gross margin (loss)	452,291	(20,090)	280,063	(4,227)	708,037
Operating expenses	410,404	21,053	130,337	(4,227)	557,567
Intercompany operating expenses (income)	(74,885)	(14,277)	89,162	—	—
Total operating expenses	335,519	6,776	219,499	(4,227)	557,567
Income (loss) from operations	116,772	(26,866)	60,564	—	150,470
Other expense	(33,352)	(44)	(2,916)	(391)	(36,703)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	83,420	(26,910)	57,648	(391)	113,767
Income tax expense	83,035	866	4,172	—	88,073
Equity in net earnings (losses) of subsidiaries	25,699	—	—	(25,699)	—
Net income (loss)	$26,084	$(27,776)	$53,476	$(26,090)	$25,694
The following is the condensed consolidated statement of operations for the six months ended April 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$692,904	$2,739	$408,438	$—	$1,104,081
Intercompany revenues	24,607	—	14,069	(38,676)	—
Total net revenues	717,511	2,739	422,507	(38,676)	1,104,081
Cost of revenues	272,188	27,988	116,924	5,130	422,230
Intercompany cost of revenues	(15,166)	—	53,842	(38,676)	—
Total cost of revenues	257,022	27,988	170,766	(33,546)	422,230
Gross margin (loss)	460,489	(25,249)	251,741	(5,130)	681,851
Operating expenses	415,125	30,489	120,179	(5,130)	560,663
Intercompany operating expenses (income)	(66,925)	(12,561)	79,486	—	—
Total operating expenses	348,200	17,928	199,665	(5,130)	560,663
Income (loss) from operations	112,289	(43,177)	52,076	—	121,188
Other expense	(23,197)	(106)	(3,920)	—	(27,223)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	89,092	(43,283)	48,156	—	93,965
Income tax expense (benefit)	(8,122)	—	4,207	—	(3,915)
Equity in net earnings (losses) of subsidiaries	666	—	—	(666)	—
Net income (loss)	$97,880	$(43,283)	$43,949	$(666)	$97,880

The following is the condensed consolidated statement of comprehensive income (loss) for the three months ended April 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$46,949	$(14,195)	$13,150	$1,045	$46,949
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(1,915)	—	(1,915)
Net gains reclassified into earnings	—	—	(32)	—	(32)
Net unrealized losses on cash flow hedges	—	—	(1,947)	—	(1,947)
Foreign currency translation adjustments	100	—	(1,862)	—	(1,762)
Total other comprehensive income (loss)	100	—	(3,809)	—	(3,709)
Total comprehensive income (loss)	$47,049	$(14,195)	$9,341	$1,045	43,240

The following is the condensed consolidated statement of comprehensive income (loss) for the three months ended April 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$39,296	$(18,336)	$22,236	$(3,900)	$39,296
Other comprehensive income (loss), net of tax:
Unrealized gains on cash flow hedges:
Change in unrealized gains and losses	—	—	(113)	—	(113)
Net losses reclassified into earnings	—	—	1,599	—	1,599
Net unrealized gains on cash flow hedges	—	—	1,486	—	1,486
Foreign currency translation adjustments	(8)	—	92	—	84
Total other comprehensive income (loss)	(8)	—	1,578	—	1,570
Total comprehensive income (loss)	$39,288	$(18,336)	$23,814	$(3,900)	$40,866

The following is the condensed consolidated statement of comprehensive income (loss) for the six months ended April 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$26,084	$(27,776)	$53,476	$(26,090)	$25,694
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(1,992)	—	(1,992)
Net gains reclassified into earnings	—	—	(210)	—	(210)
Net unrealized losses on cash flow hedges	—	—	(2,202)	—	(2,202)
Foreign currency translation adjustments	1,126	(628)	(2,640)	—	(2,142)
Total other comprehensive income (loss)	1,126	(628)	(4,842)	—	(4,344)
Total comprehensive income (loss)	$27,210	$(28,404)	$48,634	$(26,090)	$21,350

The following is the condensed consolidated statement of comprehensive income (loss) for the six months ended April 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$97,880	$(43,283)	$43,949	$(666)	$97,880
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(4,282)	—	(4,282)
Net losses reclassified into earnings	—	—	2,923	—	2,923
Net unrealized losses on cash flow hedges	—	—	(1,359)	—	(1,359)
Foreign currency translation adjustments	134	—	(1,610)	—	(1,476)
Total other comprehensive income (loss)	134	—	(2,969)	—	(2,835)
Total comprehensive income (loss)	$98,014	$(43,283)	$40,980	$(666)	$95,045

The following is the condensed consolidated statement of cash flows for the six months ended April 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$96,996	$2,521	$79,588	$—	$179,105
Cash flows from investing activities:
Purchases of property and equipment	(27,887)	(23)	(3,658)	—	(31,568)
Net cash acquired (paid) in connection with acquisition	(44,769)	140	—	—	(44,629)
Net cash provided by (used in) investing activities	(72,656)	117	(3,658)	—	(76,197)
Cash flows from financing activities:
Proceeds from senior unsecured notes	296,250	—	—	—	296,250
Payment of debt issuance costs related to senior unsecured notes	(549)	—	—	—	(549)
Payment of principal related to senior secured notes	(300,000)	—	—	—	(300,000)
Payment of principal related to capital leases	(975)	—	—	—	(975)
Common stock repurchases	(86,179)	—	—	—	(86,179)
Proceeds from issuance of common stock	35,899	—	—	—	35,899
Excess tax benefits from stock-based compensation	5,440	—	—	—	5,440
Net cash used in financing activities	(50,114)	—	—	—	(50,114)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(1,722)	—	(1,722)
Net increase (decrease) in cash and cash equivalents	(25,774)	2,638	74,208	—	51,072
Cash and cash equivalents, beginning of period	284,466	680	428,080	—	713,226
Cash and cash equivalents, end of period	$258,692	$3,318	$502,288	$—	$764,298

The following is the condensed consolidated statement of cash flows for the six months ended April 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$215,395	$1,260	$50,664	$—	$267,319
Cash flows from investing activities:
Proceeds from sale of subsidiary	35	—	—	—	35
Purchases of property and equipment	(32,841)	—	(5,428)	—	(38,269)
Net cash used in investing activities	(32,806)	—	(5,428)	—	(38,234)
Cash flows from financing activities:
Payment of principal related to the term loan	(120,000)	—	—	—	(120,000)
Payment of principal related to capital leases	(920)	—	—	—	(920)
Common stock repurchases	(25,066)	—	—	—	(25,066)
Proceeds from issuance of common stock	47,261	—	—	—	47,261
Excess tax benefits from stock-based compensation	1,332	—	—	—	1,332
Net cash used in financing activities	(97,393)	—	—	—	(97,393)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(1,555)	—	(1,555)
Net increase in cash and cash equivalents	85,196	1,260	43,681	—	130,137
Cash and cash equivalents, beginning of period	101,366	1,528	311,308	—	414,202
Cash and cash equivalents, end of period	$186,562	$2,788	$354,989	$—	$544,339

16. Subsequent Event
On May 20, 2013, after the end of the second quarter of fiscal 2013, Brocade and A10 reached an agreement to settle the lawsuit that Brocade filed against A10, A10’s founder and other individuals in the United States District Court for the Northern District of California on August 4, 2010, and to settle the lawsuit that A10 filed against Brocade on September 9, 2011, along with all related claims.
Among other agreed upon terms, A10 has granted the Company a broad patent license and agreed to pay the Company $5.0 million in cash and issue a $70.0 million unsecured convertible promissory note payable to the Company. The note will bear interest at 8% per annum and will be due in six months after the issuance date with up to 50% convertible, at the Company’s sole option, into A10 preferred shares issued in a subsequent round of equity financing. The note may be prepaid at any time, however, in the event that the note is not paid in full within 90 days of its issuance, then the Company shall receive warrants to purchase A10 preferred shares and receive additional warrants every 30 days thereafter that the note is not paid in full. The gain related to the settlement, if any, will be recorded subsequent to the second quarter of fiscal year 2013.

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

Overview
We are a leading supplier of networking equipment and software for businesses and organizations of many types and sizes, including global enterprises that use our products and services as part of their communications infrastructure, and service providers such as telecommunication firms, cable operators and mobile carriers who use our products and services as part of their production operations. Our business model is focused on two key markets: our Storage Area Networking (“SAN”) business, where we offer Fibre Channel (“FC”) SAN directors, fixed form factor switches and embedded switches, host bus adapters (“HBAs”) and server virtualization solutions, and our Internet Protocol (“IP”) Networking business, where we offer modular and stackable solutions, IP routers, Ethernet switches, Ethernet fabrics, converged adapters, as well as application delivery, security and wireless solutions. We also provide product-related customer support and services.
Growth opportunities in the SAN market are expected to be driven by key customer Information Technology (“IT”) initiatives such as server virtualization, enterprise mobility, data center consolidation, migration to higher performance technologies such as solid state storage and cloud computing initiatives. Our IP Networking business strategies are intended to increase new customer accounts and expand our market share through product innovation and the development of and expansion of our routes to market. We plan to continue to support our SAN and IP Networking growth plans by continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging technologies, new product introductions and enhancing our existing partnerships and forming new ones through our various distribution channels.
We have recently announced that we are making certain changes in strategic direction focusing on key technology segments, as well as investing in data center and federal market opportunities. As part of this anticipated change in focus, we expect to reduce cost of revenues and other operating expenses by $100 million on an annualized basis by the second quarter of fiscal year 2014. This anticipated change in focus will also result in the rebalancing of resources away from certain non-key areas of our business and may impact our ability to generate revenue from certain markets, geographies and customers.
We continue to face multiple challenges, including aggressive price discounting from competitors, new product introductions from competitors, rapid adoption of new technologies by customers, uncertainty in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as uncertain federal government spending in the United States. We are also cautious about the stability and health of certain international markets, including China and Europe, and current global and country specific dynamics, including inflationary risks in China and the continuing sovereign debt risk particularly in Europe. These factors may impact our business and that of our partners. While the diversification of our business model helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long-term, it is difficult to offset short-term reductions in IT spending, which may adversely affect our financial results and stock price.
We expect the number of SAN and IP Networking products we ship to fluctuate depending on the demand for our existing and recently introduced products, sales support for our products from our distribution and resale partners, as well as the timing of product transitions by our OEM partners. The average selling prices per port for our SAN and IP Networking products have typically declined over time, unless impacted favorably by a new product introduction or mix, and will likely decline in the future.
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

Results of Operations
Our results of operations for the three and six months ended April 27, 2013, and April 28, 2012, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products, and support and services related to these products, which we call Global Services.

Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 27, 2013	% of Net Revenues	April 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$319,088	59.2%	$342,922	63.1%	$(23,834)	(7.0)%
IP Networking Products	132,658	24.6%	113,182	20.8%	19,476	17.2%
Global Services	87,038	16.2%	87,335	16.1%	(297)	(0.3)%
Total net revenues	$538,784	100.0%	$543,439	100.0%	$(4,655)	(0.9)%

	Six Months Ended
	April 27, 2013	% of Net Revenues	April 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$680,822	60.4%	$695,794	63.0%	$(14,972)	(2.2)%
IP Networking Products	273,171	24.2%	236,612	21.4%	36,559	15.5%
Global Services	173,520	15.4%	171,675	15.6%	1,845	1.1%
Total net revenues	$1,127,513	100.0%	$1,104,081	100.0%	$23,432	2.1%

The decrease in total net revenues for the three months ended April 27, 2013, compared to the three months ended April 28, 2012, primarily reflects lower sales for our SAN products, partially offset by higher sales of our IP Networking products.

•
The decrease in SAN product revenues was caused by a decrease in director, switch and server product revenues due to weaker demand from our OEMs and weaker end-user demand in the overall storage market, despite the strong growth in sales of our Gen 5 Fibre Channel products. The continued growth in our Gen 5 Fibre Channel products helped to increase our average selling price per port by 2.3% during the three months ended April 27, 2013, which partially offset the 9.0% decrease in the number of ports shipped during the same period;

•
The increase in IP Networking product revenues primarily reflects higher revenues from our Ethernet switch and IP routing products, partially offset by a decrease in sales of our application delivery controllers. We estimate that revenues from our service provider end customers, and to a lesser extent, from our enterprise and U.S. federal government end customers, have all increased for the three months ended April 27, 2013, compared to the three months ended April 28, 2012. As the percentage of our IP Networking products being sold through two-tier distribution has increased, it has become increasingly difficult to quantify our revenues by end customer, and therefore, these results are based on our estimates; and

•
The slight decrease in Global Services revenues was primarily attributable to a decrease in professional services and out-of-warranty repair revenues, partially offset by an increase in the sales of initial support contracts and renewal support contracts for both our SAN products and IP Networking products.

The increase in total net revenues for the six months ended April 27, 2013, compared to the six months ended April 28, 2012, reflects higher sales due to a combination of favorable factors for our IP Networking products and our Global Services offerings, partially offset by lower sales for our SAN products.

•
The decrease in SAN product revenues was caused by a decrease in director and server product revenues due to weaker demand from our OEMs and weaker end-user demand in the overall storage market, despite the strong growth in sales of our Gen 5 Fibre Channel products. The continued growth in our Gen 5 Fibre Channel products helped to increase our average selling price per port by 4.4% during the six months ended April 27, 2013, which partially offset the 6.3% decrease in the number of ports shipped during the same period;

•
The increase in IP Networking product revenues primarily reflects higher revenues from our Ethernet switch, IP routing and application delivery products. We estimate that revenues from our enterprise, service provider and U.S. federal government end customers have all increased for the six months ended April 27, 2013, compared to the six months ended April 28, 2012. As the percentage of our IP Networking products being sold through two-tier distribution has increased, it has become increasingly difficult to quantify our revenues by end customer, and therefore, these results are based on our estimates; and

•
The increase in Global Services revenues was primarily attributable to an increase in the sales of initial support contracts and renewal support contracts for both our SAN products and IP Networking products, partially offset by a decrease in professional services and out-of-warranty repair revenues.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 27, 2013	% of Net Revenues	April 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$314,581	58.4%	$354,009	65.1%	$(39,428)	(11.1)%
Europe, the Middle East and Africa (1)	145,673	27.0%	109,985	20.2%	35,688	32.4%
Asia Pacific	42,001	7.8%	43,809	8.1%	(1,808)	(4.1)%
Japan	27,356	5.1%	23,985	4.4%	3,371	14.1%
Canada, Central and South America	9,173	1.7%	11,651	2.2%	(2,478)	(21.3)%
Total net revenues	$538,784	100.0%	$543,439	100.0%	$(4,655)	(0.9)%

(1)	Includes net revenues of $93.4 million and $58.1 million for the three months ended April 27, 2013, and the three months ended April 28, 2012, respectively, relating to the Netherlands.

	Six Months Ended
	April 27, 2013	% of Net Revenues	April 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$678,633	60.2%	$695,643	63.0%	$(17,010)	(2.4)%
Europe, the Middle East and Africa (2)	288,091	25.5%	242,859	22.0%	45,232	18.6%
Asia Pacific	89,052	7.9%	99,398	9.0%	(10,346)	(10.4)%
Japan	52,835	4.7%	42,629	3.9%	10,206	23.9%
Canada, Central and South America	18,902	1.7%	23,552	2.1%	(4,650)	(19.7)%
Total net revenues	$1,127,513	100.0%	$1,104,081	100.0%	$23,432	2.1%

(2)	Includes net revenues of $177.4 million and $123.7 million for the six months ended April 27, 2013, and the six months ended April 28, 2012, respectively, relating to the Netherlands.

Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but we believe that if measured by end-user location, international revenues comprise a larger percentage of our total net revenues than the attributed revenues above may indicate.

International revenues for the three months ended April 27, 2013, and for the six months ended April 27, 2013, increased as a percentage of total net revenues compared to the three months ended April 28, 2012, and to the six months ended April 28, 2012, respectively, primarily due to higher revenues from our SAN product sales in Europe, the Middle East and Africa region relative to total net revenues.
A significant portion of our revenues are concentrated among a relatively small number of OEM customers. For the three months ended April 27, 2013, three customers accounted for 18%, 16%, and 11%, respectively, of our total net revenues for a combined total of 45% of total net revenues. For the three months ended April 28, 2012, four customers accounted for 20%, 15%, 13%, and 10%, respectively, of our total net revenues for a combined total of 58% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 27, 2013	% of Net Revenues	April 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$231,191	72.5%	$252,565	73.7%	$(21,374)	(1.2)%
IP Networking Products	55,956	42.2%	39,362	34.8%	16,594	7.4%
Global Services	46,965	54.0%	45,155	51.7%	1,810	2.3%
Total gross margin	$334,112	62.0%	$337,082	62.0%	$(2,970)	—%

	Six Months Ended
	April 27, 2013	% of Net Revenues	April 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$495,972	72.8%	$509,599	73.2%	$(13,627)	(0.4)%
IP Networking Products	119,047	43.6%	83,223	35.2%	35,824	8.4%
Global Services	93,018	53.6%	89,029	51.9%	3,989	1.7%
Total gross margin	$708,037	62.8%	$681,851	61.8%	$26,186	1.0%
For the three months ended April 27, 2013, compared to the three months ended April 28, 2012, total gross margin decreased in absolute dollars and remained flat as a percentage of total net revenues due to a combination of factors for our SAN products, IP Networking products and Global Services offerings.
Gross margin percentage by reportable segment increased or decreased for the three months ended April 27, 2013, compared to the three months ended April 28, 2012, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues decreased due to a 1.7% increase in manufacturing overhead costs relative to net revenues primarily due to an increase in per product unit overhead cost, partially offset by a 0.2% decrease in discrete period costs relative to net revenues. Additionally, amortization of SAN-related intangible assets decreased by 0.4% relative to net revenues;

•
IP Networking gross margins relative to net revenues increased due to a 4.5% decrease in manufacturing overhead costs, a 2.3% decrease in discrete period costs primarily due to lower reserves for excess and obsolete inventory, a 1.9% decrease in product costs and a 1.1% decrease in amortization of IP Networking-related intangible assets, in each case, relative to net revenues. These decreases were partially offset by the costs associated with certain Foundry pre-acquisition litigation which caused a 2.6% increase in costs, relative to net revenues; and

•
Global Services gross margins relative to net revenues increased primarily due to a 1.7% decrease in service and support costs relative to net revenues. Additionally, stock-based compensation decreased by 0.5% relative to net revenues.

For the six months ended April 27, 2013, compared to the six months ended April 28, 2012, total gross margin increased in absolute dollars and as a percentage of total net revenues due to a combination of factors for our SAN products, IP Networking products and Global Services offerings.

Gross margin percentage by reportable segment increased or decreased for the six months ended April 27, 2013, compared to the six months ended April 28, 2012, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues decreased due to a 1.5% increase in manufacturing overhead costs relative to net revenues primarily due to an increase in per product unit overhead cost, partially offset by a 0.4% decrease in discrete period costs relative to net revenues. Additionally, amortization of SAN-related intangible assets decreased by 0.7% relative to net revenues;

•
IP Networking gross margins relative to net revenues increased due to a 3.5% decrease in manufacturing overhead costs, a 3.0% decrease in product costs, a 2.0% decrease in discrete period costs, as well as a 0.9% decrease in amortization of IP Networking-related intangible assets, in each case, relative to net revenues. These decreases were partially offset by the costs associated with certain Foundry pre-acquisition litigation which caused a 1.3% increase in costs, relative to net revenues; and

•
Global Services gross margins relative to net revenues increased primarily due to a 1.4% decrease in service and support costs relative to net revenues, primarily due to a decrease in period costs due to improved utilization of service inventory assets within our spares depot, as well as decreases in facilities, IT and operating expenses. Additionally, stock-based compensation decreased by 0.4% relative to net revenues.

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	April 27, 2013	% of Net Revenues	April 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$19,172	3.6%	$23,858	4.4%	$(4,686)	(19.6)%
Six months ended	$38,322	3.4%	$45,677	4.1%	$(7,355)	(16.1)%
The decrease in stock-based compensation expense for the three and six months ended April 27, 2013, compared to the three and six months ended April 28, 2012, was primarily due to a decline in our stock price in recent quarters which lowered the fair value of our restricted stock unit grants when compared to the fair value of earlier grants that have become fully vested over the same time period, full amortization of Foundry Networks acquisition-related employee restricted stock awards in the first fiscal quarter of 2013, and lower expenses related to our performance-based awards due to executive departures (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements). This was partially offset by additional compensation expense related to our 2009 Employee Stock Purchase Plan (“ESPP”) primarily as a result of the purchase price being reset to a lower dollar amount in the third quarter of fiscal year 2012.
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
R&D expenses are summarized as follows (in thousands, except percentages):

	April 27, 2013	% of Net Revenues	April 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$98,429	18.3%	$92,931	17.1%	$5,498	5.9%
Six months ended	$196,119	17.4%	$182,250	16.5%	$13,869	7.6%

R&D expenses increased for the three months ended April 27, 2013, compared to the three months ended April 28, 2012, due to the following (in thousands):

Increase (Decrease)
Salaries and other compensation	$5,633
Depreciation and amortization expense	866
Various individually insignificant items	102
The increase in R&D expenses was partially offset by a decrease in the following:
Stock-based compensation expense	(1,103)
Total change	$5,498
Salaries and wages increased primarily due to an increase in salaries and incentive compensation for employees assumed as part of the Vyatta, Inc. (“Vyatta”) acquisition, as well as merit-based increases in salaries and headcount growth related to other Brocade personnel. Depreciation and amortization expense increased due to additional depreciation expenses related to equipment acquired for use in our engineering laboratories. These increases were partially offset by a decrease in stock-based compensation expense mainly due to a decline in grant date fair values of restricted stock units granted to employees in recent quarters due to lower stock prices (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).
R&D expenses increased for the six months ended April 27, 2013, compared to the six months ended April 28, 2012, due to the following (in thousands):

Increase (Decrease)
Salaries and other compensation	$10,040
Engineering expenses	3,251
Depreciation and amortization expense	1,756
Various individually insignificant items	268
The increase in R&D expenses was partially offset by a decrease in the following:
Stock-based compensation expense	(1,446)
Total change	$13,869
Salaries and wages increased primarily due to an increase in salaries and incentive compensation for employees assumed as part of the Vyatta acquisition, as well as merit-based increases in salaries and headcount growth related to other Brocade personnel. Engineering expenses increased primarily due to higher engineering spending related to new product development and higher prototype costs. In addition, depreciation and amortization expense increased due to additional depreciation expenses related to equipment acquired for use in our engineering laboratories. These increases were partially offset by a decrease in stock-based compensation expense mainly due to a decline in grant date fair values of restricted stock units granted to employees in recent quarters due to lower stock prices (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and expenses related to IT, facilities and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	April 27, 2013	% of Net Revenues	April 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$145,316	27.0%	$158,855	29.2%	$(13,539)	(8.5)%
Six months ended	$294,327	26.1%	$311,543	28.2%	$(17,216)	(5.5)%

Sales and marketing expenses decreased for the three months ended April 27, 2013, compared to the three months ended April 28, 2012, due to the following (in thousands):

Increase (Decrease)
Salaries and other compensation	$(5,334)
Outside services and other marketing expenses	(3,061)
Expenses related to IT, facilities and other shared functions	(2,789)
Stock-based compensation expense	(2,675)
The decrease in sales and marketing expenses was partially offset by an increase in the following:
Various individually insignificant items	320
Total change	$(13,539)
Salaries and wages decreased primarily due to decreased headcount, which also resulted in lower variable compensation and commissions, partially offset by headcount growth from the Vyatta acquisition. Outside services and other marketing expenses decreased primarily due to less spending on conferences and trade shows, as well as on advertising, in the three months ended April 27, 2013. Expenses related to IT, facilities and other shared functions decreased primarily due to lower IT, legal and facilities expenses allocated to sales and marketing activities. Stock-based compensation expense decreased primarily due to a decline in grant date fair values of restricted stock units granted to employees in recent quarters due to lower stock prices (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).
Sales and marketing expenses decreased for the six months ended April 27, 2013, compared to the six months ended April 28, 2012, due to the following (in thousands):

Increase (Decrease)
Salaries and other compensation	$(6,264)
Stock-based compensation expense	(4,305)
Outside services and other marketing expenses	(4,097)
Expenses related to IT, facilities and other shared functions	(3,362)
The decrease in sales and marketing expenses was partially offset by an increase in the following:
Various individually insignificant items	812
Total change	$(17,216)
Salaries and wages decreased primarily due to decreased headcount, which also resulted in lower commissions, partially offset by headcount growth from the Vyatta acquisition for the six months ended April 27, 2013. Stock-based compensation expense decreased primarily due to a decline in grant date fair values of restricted stock units granted to employees in recent quarters due to lower stock prices (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements). Outside services and other marketing expenses decreased primarily due to less spending on conferences and trade shows, as well as on advertising, in the six months ended April 27, 2013. Expenses related to IT, facilities and other shared functions decreased primarily due to lower IT, legal and facilities expenses allocated to sales and marketing activities.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of compensation and related expenses for corporate management, finance and accounting, human resources, legal and investor relations, as well as recruiting expenses, professional fees, other corporate expenses, and related IT and facilities expenses.
G&A expenses are summarized as follows (in thousands, except percentages):

	April 27, 2013	% of Net Revenues	April 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$20,037	3.7%	$18,790	3.5%	$1,247	6.6%
Six months ended	$39,114	3.5%	$37,140	3.4%	$1,974	5.3%

G&A expenses increased for the three months ended April 27, 2013, compared to the three months ended April 28, 2012, due to the following (in thousands):

Increase (Decrease)
Salaries and other compensation	$2,186
Various individually insignificant items	840
The increase in G&A expenses was partially offset by a decrease in the following:
Outside services expense	(1,779)
Total change	$1,247
Salaries and wages expense increased primarily due to an increase in salaries and incentive compensation for employees assumed as part of the Vyatta acquisition, as well as merit-based increases in salaries and headcount growth related to other Brocade personnel. The increase in G&A expenses was partially offset by a decrease in expense associated with outside services primarily due to lower legal expense for ongoing litigation matters, as well as decreased costs with respect to IT-related projects.
G&A expenses increased for the six months ended April 27, 2013, compared to the six months ended April 28, 2012, due to the following (in thousands):

Increase (Decrease)
Salaries and other compensation	$4,767
Depreciation and amortization expense	1,251
The increase in G&A expenses was partially offset by decreases in the following:
Outside services expense	(3,785)
Various individually insignificant items	(259)
Total change	$1,974
Salaries and wages expense increased primarily due to an increase in salaries and incentive compensation for employees assumed as part of the Vyatta acquisition, as well as merit-based increases in salaries and headcount growth related to other Brocade personnel, and severance and recruiting costs related to the transition of our Chief Executive Officer. Depreciation and amortization expense increased primarily due to increased capital additions in recent periods. These increases were partially offset by a decrease in expense associated with outside services primarily due to lower legal expense for ongoing litigation matters, as well as decreased costs with respect to IT and finance-related projects.
Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	April 27, 2013	% of Net Revenues	April 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$13,151	2.4%	$14,737	2.7%	$(1,586)	(10.8)%
Six months ended	$28,007	2.5%	$29,730	2.7%	$(1,723)	(5.8)%
The decrease in amortization of intangible assets for the three and six months ended April 27, 2013, compared to the three and six months ended April 28, 2012, was primarily due to the full amortization of certain of our intangible assets, partially offset by the additional amortization of the Vyatta intangible assets acquired in the first fiscal quarter of 2013.

Interest expense. Interest expense primarily represents the interest cost associated with our term loan, senior secured notes and senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	April 27, 2013	% of Net Revenues	April 28, 2012	% of Net Revenues	(Increase)/ Decrease	% Change
Three months ended	$(10,432)	(1.9)%	$(12,729)	(2.3)%	$2,297	18.0%
Six months ended	$(36,800)	(3.3)%	$(25,775)	(2.3)%	$(11,025)	(42.8)%
In January 2013, we issued $300.0 million in aggregate principal amount of 4.625% Senior Notes due 2023 (the “2023 Notes”) in a private placement (the “Offering”). The proceeds from the Offering, together with cash on hand, were used on February 21, 2013, to redeem all of the outstanding 6.625% senior secured notes due 2018 (the “2018 Notes”), which had a higher interest rate, thereby resulting in the decrease in interest expense for the three months ended April 27, 2013, compared to the three months ended April 28, 2012. The transactions are described further below in “Liquidity and Capital Resources.” In accordance with the applicable accounting guidance for debt modification and extinguishment and for interest cost accounting, we recorded an expense of $15.3 million for the call premium, debt issuance costs and original issue discount relating to the 2018 Notes, thereby resulting in the increase in interest expense for the six months ended April 27, 2013, compared to the six months ended April 28, 2012, (additionally, see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	April 27, 2013	% of Net Revenues	April 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$31	—%	$(452)	(0.1)%	$483	(106.9)%
Six months ended	$97	—%	$(1,448)	(0.1)%	$1,545	(106.7)%
Interest and other income (loss), net, were immaterial for the three and six months ended April 27, 2013. Other loss was primarily due to foreign exchange losses recognized during the three and six months ended April 28, 2012.
Income tax expense (benefit). Income tax expense (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Six Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Income tax expense (benefit)	$(171)	$(708)	$88,073	$(3,915)
Effective tax rate	(0.4)%	(1.8)%	77.4%	(4.2)%
In general, our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits (additionally, see Note 12, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements).
We recorded an income tax benefit for the three months ended April 27, 2013, primarily due to a discrete benefit of $10.6 million from reserve releases as a result of settling an IRS audit. We recorded an income tax expense for the six months ended April 27, 2013, primarily due to a discrete charge of $78.2 million to reduce previously recognized California deferred tax assets as a result of the California law change. This charge was partially offset by discrete benefits of $10.6 million from reserve releases as a result of settling an IRS audit and from an increase in the federal research and development tax credit of $5.7 million that was reinstated on January 2, 2013, for two years and made retroactive to January 1, 2012.
We recorded a tax benefit for the three and six months ended April 28, 2012, primarily due to a discrete benefit from net reserve releases related to settling tax audits and from expiring statutes of limitations, offset by a decrease to the federal research and development tax credit which expired on December 31, 2011.
Based on the fiscal year 2013 financial forecast, we expect our effective tax rate in fiscal year 2013 to be higher than fiscal year 2012. Factors such as the mix of IP Networking versus SAN products, and domestic versus international profits, affect our tax expense. As estimates and judgments are used to project such domestic and international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Our income tax provision could change from either effects of changing tax laws and regulations, or differences in international revenues and earnings from those historically achieved; a factor largely influenced by the buying behavior of our OEM and channel partners. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities due to their inherent uncertainty. Such settlements could materially impact our tax expense. Given that the tax rate is affected by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
The IRS and other tax authorities regularly examine our income tax returns. The IRS is currently examining our federal tax returns for fiscal years 2009 and 2010. In addition, we are in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. We believe that before the end of fiscal year 2013, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate the range of potential decreases in underlying uncertain tax positions is between $0 and $3.9 million in the next twelve months. For additional discussion, see Note 12, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.
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

Liquidity and Capital Resources

	April 27, 2013	October 27, 2012	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$764,298	$713,226	$51,072
Percentage of total assets	22%	20%
We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments. For additional discussion, see “Part II - Other Information, Item 1A. Risk Factors.” In January 2013, we issued $300 million of the 2023 Notes in a private placement. In the second quarter of fiscal year 2013, we used the net proceeds from this placement, together with cash on hand, to redeem all of our outstanding 2018 Notes, including the payment of the applicable premium and expenses associated with the redemption, and the interest on the 2018 Notes up to but excluding the date of redemption. On January 22, 2013, we called the 2018 Notes for redemption and the 2018 Notes were redeemed on February 21, 2013, as described in Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Based on past performance and current expectations, we believe that internally generated cash flows and cash on hand are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. Also, we have up to $125 million available under our revolving credit facility, and we can factor our trade receivables up to the maximum amount available at any time under our $50 million factoring facility to provide additional liquidity. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity of, availability of, or our requirements for capital resources.

Financial Condition
Cash and cash equivalents as of April 27, 2013, increased by $51.1 million over the balance as of October 27, 2012, primarily due to the cash generated from operations and proceeds from the issuance of our common stock in connection with employee participation in our equity compensation plans, partially offset by the cash used for the acquisition of Vyatta and the repurchase of outstanding shares of our common stock.
Net proceeds from the issuance of common stock in connection with employee participation in our equity compensation plans have historically been a significant component of our liquidity. The extent to which we receive proceeds from these plans can increase or decrease based upon changes in the market price of our common stock, from the amount of awards granted to employees and from the types of awards that are granted to employees. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in equity compensation plans will vary.
A majority of our accounts receivable balance is derived from sales to our OEM partners. As of April 27, 2013, two customers accounted for 17% and 11%, respectively, of total accounts receivable, for a combined total of 28% of total accounts receivable. As of October 27, 2012, three customers accounted for 16%, 12% and 10%, respectively, of total accounts receivable, for a combined total of 38% of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Six Months Ended April 27, 2013, Compared to Six Months Ended April 28, 2012
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities decreased by $88.2 million primarily due to decreased net income, decreased accounts receivable collections and increased payments with respect to accrued employee compensation, partially offset by a reduction of inventory balance. In fiscal year 2012, employee incentive compensation was measured against annual targets and paid during the first quarter of fiscal year 2013. In fiscal year 2011, employee incentive compensation was measured against semi-annual targets and paid during the third quarter of fiscal year 2011 and the first quarter of fiscal year 2012.
Investing Activities. Net cash used in investing activities increased by $38.0 million. The increase was primarily due to cash used for the acquisition of Vyatta during the three months ended January 26, 2013.
Financing Activities. Net cash used in financing activities decreased by $47.3 million. The decrease was primarily due to no principal payments toward the term loan during the six months ended April 27, 2013, partially offset by higher repurchases of our Company’s stock and lower proceeds from the issuance of common stock during the six months ended April 27, 2013.

Liquidity
Manufacturing and Purchase Commitments. We have manufacturing arrangements with contract manufacturers under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations, in accordance with our policy (see Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).
Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely reinvested outside of the U.S. We intend to reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the U.S. for an indefinite period of time.
Our existing cash and cash equivalents totaled $764.3 million as of April 27, 2013. Of this amount, approximately 66% was held by our foreign subsidiaries. We do not currently anticipate a need of these funds held by our foreign subsidiaries for our domestic operations. Under current tax laws and regulations, if these funds are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 12, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Secured Credit Facility. In October 2008, we entered into a credit facility agreement for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (the “Credit Agreement”). The Credit Agreement was subsequently amended in January 2010 and June 2011 to reduce interest rates on the term loan facility, and to provide us with greater operating flexibility, including extending the maturity date of the term loan facility to October 31, 2014, and removing certain restrictions on the repurchase of our shares, provided the consolidated senior secured leverage ratio is under 2.00 (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).

There were no principal amounts outstanding under the term loan facility as of April 27, 2013, and October 27, 2012. We have the following resources available under the Senior Secured Credit Facility to obtain short-term or long-term financing, if we need additional liquidity, as of April 27, 2013 (in thousands):

	Original Amount Available	April 27, 2013
		Used	Available
Revolving credit facility	$125,000	$—	$125,000
Senior Secured Notes. In January 2010, we issued $300 million in aggregate principal amount of senior secured notes due 2018 and $300 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”) (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). We used the proceeds to pay down a substantial portion of the outstanding term loan, and retire the convertible subordinated debt due on February 15, 2010, which had been assumed in connection with our acquisition of McDATA Corporation (“McDATA”).
Senior Unsecured Notes. In January 2013, we issued $300 million in aggregate principal amount of the 2023 Notes. We used the proceeds and cash on hand to redeem all of the outstanding 2018 Notes in the second quarter of fiscal year 2013 as described in Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit related, recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. No trade receivables were sold under our factoring facility during the three and six months ended April 27, 2013, and the three and six months ended April 28, 2012.
Under the terms of the factoring agreement, the total and available amounts of the factoring facility as of April 27, 2013, were $50.0 million.
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
These covenants are subject to a number of other limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2023 Indenture as of April 27, 2013.
Senior Secured Notes covenants. The 2020 Notes and the 2018 Notes were issued pursuant to two separate indentures (the “2020 Indenture” and the “2018 Indenture,” respectively), each dated as of January 20, 2010, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee. The 2020 Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to:

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
These covenants are subject to a number of limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2020 Indenture as of April 27, 2013.

The 2020 Indenture provides for customary events of default, including, but not limited to, cross defaults to specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding senior secured notes will become due and payable immediately without further action or notice. If any other event of default under the 2020 Indenture occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2020 Notes, as applicable, may declare all of the 2020 Notes to be due and payable immediately. The 2018 Indenture was discharged as of January 22, 2013 (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Prior to discharge, the 2018 Indenture contained substantially similar covenants and events of default to those in the 2020 Indenture. The Company was in compliance with all applicable covenants of the 2018 Indenture as of the date of discharge.
Senior Secured Credit Facility covenants. The Senior Secured Credit Facility agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable Senior Secured Credit Facility’s covenants as of April 27, 2013.
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
In accordance with the amendment and waiver to the credit agreement, the Company has agreed that it will not permit the consolidated fixed charge coverage ratio as of the end of any fiscal quarter during any period set forth below to be less than the ratio set forth below opposite such period:

Four Fiscal Quarters Ending During Period:	Minimum Consolidated Fixed Charge Coverage Ratio
October 31, 2010, through October 29, 2011	1.50:1.00
October 30, 2011, through October 27, 2012	1.75:1.00
October 28, 2012, and thereafter	1.75:1.00
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
In accordance with the amendment and waiver to the credit agreement, the Company has agreed that it will not permit the consolidated leverage ratio at any time during any period set forth below to be greater than the ratio set forth below opposite such period:

Four Fiscal Quarters Ending During Period:	Maximum Consolidated Leverage Ratio
October 31, 2010, through October 29, 2011	3.00:1.00
October 30, 2011, through October 27, 2012	2.75:1.00
October 28, 2012, and thereafter	2.75:1.00
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
In accordance with the amendment and waiver to the credit agreement, the Company has agreed that it will not permit the consolidated senior secured leverage ratio at any time during any period set forth below to be greater than the ratio set forth below opposite such period:

Four Fiscal Quarters Ending During Period:	Maximum Consolidated Senior Secured Leverage Ratio
October 31, 2010, through October 29, 2011	2.50:1.00
October 30, 2011, through October 27, 2012	2.25:1.00
October 28, 2012, and thereafter	2.00:1.00

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of April 27, 2013 (in thousands):

	Total	Less than 1 Year	1—3 Years	3—5 Years	More than 5 Years
Contractual Obligations:
2020 Notes (1)	444,375	20,625	41,250	41,250	341,250
2023 Notes (1)	438,331	13,875	27,750	27,750	368,956
Non-cancellable operating leases (2)	80,676	11,953	38,286	21,593	8,844
Non-cancellable capital leases	5,283	2,544	2,680	59	—
Purchase commitments, gross (3)	209,157	209,157	—	—	—
Total contractual obligations	$1,177,822	$258,154	$109,966	$90,652	$719,050
Other Commitments:
Standby letters of credit	$234	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$110,449	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $25.6 million, which consists of $3.4 million to be received in less than one year, $13.9 million to be received in one to three years, and $8.3 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued $3.4 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)	As of April 27, 2013, we had a gross liability for unrecognized tax benefits of $107.8 million and a net accrual for the payment of related interest and penalties of $2.7 million.
Share Repurchase Program. As of April 27, 2013, our Board of Directors had authorized, since the inception of the program in August 2004, a total of $1.3 billion for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock and other factors, including alternative investment opportunities. For the three months ended April 27, 2013, we repurchased 6.8 million shares for an aggregate purchase price of $38.6 million. Approximately $462.1 million remained authorized for future repurchases under this program as of April 27, 2013. Subsequent to April 27, 2013, and through May 24, 2013, we repurchased 9.3 million shares of our common stock for an aggregate purchase price of $51.1 million. We are subject to certain covenants relating to our borrowings that may potentially restrict the amount of our Company’s shares that we can repurchase. We were in compliance with all applicable share repurchase covenants as of April 27, 2013.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of April 27, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended April 27, 2013, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 27, 2012, except as described below.

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
Impairment of goodwill and other indefinite-lived intangible assets.
Goodwill and other indefinite-lived intangible assets are generated as a result of business combinations. Our indefinite-lived assets are comprised of acquired in-process research and development (“IPRD”) and goodwill.
IPRD impairment testing. IPRD is an intangible asset accounted as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. During the development period, we conduct our IPRD impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPRD is impaired. Events which might indicate impairment include, but are not limited to, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on us and our customer base, and/or other relevant events such as changes in management, key personnel, litigations, or customers. Our ongoing consideration of all these factors could result in IPRD impairment charges in the future, which could adversely affect our net income.
We performed our annual development period’s IPRD impairment test using measurement data as of the first day of the second fiscal quarter of 2013. During the test, we first assessed qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of our IPRD asset is less than its carrying amount. After assessing the totality of events and circumstances, we determined that it was not more likely than not that the fair values of our IPRD assets were less than their carrying amounts and no further testing was required.
Goodwill impairment testing. We conduct our goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period. Our ongoing consideration of all these factors could result in goodwill impairment charges in the future, which could adversely affect our net income.
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
The first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net asset values. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is below the reporting unit’s carrying value, then a second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the initial acquisition accounting guidance in ASC 805 Business Combinations, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.
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
Consistent with prior years, we performed our annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2013. During our fiscal year 2013 annual goodwill impairment test under the first step, we used a combination of approaches to estimate reporting units’ fair values. We believe that at the time of impairment testing performed in the second fiscal quarter of 2013, the income approach and the market approach were equally representative of a reporting unit’s fair value.
Based on the results of our step-one analysis, we believe that all our reporting units pass the step-one test and no further testing is required. However, because some of the inherent assumptions and estimates used in determining the fair value of these reportable segments are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The sensitivity analysis below quantifies the impact of key assumptions on certain reporting units’ fair value estimates. The principal key assumptions impacting our estimates were (i) discount rates and (ii) DCF terminal value multipliers. As the discount rates, ultimately, reflect the risk of achieving reporting units’ revenue and cash flow projections, we determined that a separate sensitivity analysis for changes in revenue and cash flow projections is not meaningful or useful.
The estimated fair value of the Ethernet Switching & IP Routing reporting unit exceeded its carrying value by approximately $91 million and the ADP reporting unit exceeded its carrying value by approximately $15 million. The respective fair values of our remaining reporting units exceeded carrying value by significant amounts and were not subject to the sensitivity analysis presented below.
The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of Ethernet Switching & IP Routing reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)
Discount rate	±1%	$ (27) - 28	$ 64 - 119
DCF terminal value multiplier	±0.5x	$ (40) - 40	$ 51 - 131
The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of the ADP reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)
Discount rate	±1%	$ (4) – 4	$ 11 – 19
DCF terminal value multiplier	±0.5x	$ (4) – 4	$ 11 – 19

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
The Company did not have any material investments or borrowings as of April 27, 2013, that were sensitive to changes in interest rates.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the six months ended April 27, 2013, were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of April 27, 2013, we held $102.3 million in gross notional amount of cash flow derivative instruments and $6.4 million in gross notional amount of derivative instruments not designated as hedging instruments. The maximum length of time over which we are hedged as of April 27, 2013, is through July 7, 2014.
We have performed a sensitivity analysis as of April 27, 2013, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on April 27, 2013. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of April 27, 2013.
Equity Price Risk
We had no investments in publicly traded equity securities as of April 27, 2013. The aggregate cost of our equity investments in non-publicly traded companies was $7.5 million as of April 27, 2013. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On April 26, 2013, the last business day of our second fiscal quarter of 2013, the last reported sale price of our common stock on the NASDAQ Global Select Market was $5.82 per share.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended April 27, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

There is ongoing uncertainty about the domestic and global economies, and there may be a prolonged period of significant economic slowdown. Such uncertainty or slowdown may result in lower growth or a decline in the networking industry as a whole and reduced demand for information technology, including high-performance data networking solutions. Information technology (“IT”) spending has historically declined as federal IT spending decreases and general economic and market conditions have worsened. The loss or delay of orders from any of Brocade’s more significant customers, such as the U.S. government or individual branches or agencies within the U.S. government, such as the Department of Defense or certain intelligence agencies where Brocade’s revenue is highly concentrated, or customers within the financial services, education, health sectors and service providers, could also cause its revenue and profitability to suffer. For example, if Brocade experiences governmental procurement delays due to the timing of approval of the federal budget or budget reductions that target specific agencies where Brocade’s federal revenue is concentrated, Brocade’s revenue and operating results could be negatively impacted. If the domestic and/or global economies undergo a prolonged period of significant uncertainty or a significant downturn, or if Brocade’s customers believe such a period of uncertainty or a downturn will continue for a sustained period, they will likely reduce their IT spending and future budgets. Brocade is particularly susceptible to reductions in IT spending because the purchase of Brocade’s products is often discretionary and may involve a significant commitment of capital and other resources. Future delays or reductions in IT spending, domestically and/or internationally, could harm Brocade’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory provisions, intangible assets and goodwill impairment, increased production costs, lowered prices for products and reduced sales volumes. Similarly, as Brocade’s suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials Brocade uses to manufacture its products. These events have caused—and may cause further—reductions in Brocade’s revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and may exacerbate many other risks noted elsewhere in this Form 10-Q, which adversely affect Brocade’s business, results of operations and financial condition.

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

A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which Brocade needs, or desires, to raise additional capital; however, such capital may not be available on commercially reasonable terms, or at all, which in turn could adversely affect Brocade’s financial condition.

Intense competition in the market for networking solutions could prevent Brocade from increasing or maintaining revenue, profitability and cash flows with respect to its networking solutions.

The networking market is increasingly competitive. While Cisco Systems, Inc. (“Cisco”) maintains a dominant position in the IP networking market, other companies have strengthened their networking portfolios through acquisitions, including the acquisition of Force10 Networks by Dell Inc. (“Dell”), the acquisition of 3Com Corporation by Hewlett-Packard Company (“HP”), and the acquisition of Blade Network Technologies by International Business Machines Corporation (“IBM”). These acquisitions have limited Brocade’s ability to sell IP networking products through these companies and may also indirectly impact the Fibre Channel (“FC”) Storage Area Networking (“SAN”) business. HP, IBM, Dell and Oracle Corporation ("Oracle") are important OEM partners for Brocade in the FC switching market, yet are Brocade’s competitors in other markets. Other competitors in the IP networking market include Arista Networks, Inc. (“Arista”), Alcatel-Lucent, Avaya, Inc., (“Avaya”), A10 Networks, Inc. (“A10”), Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Huawei Technologies Co. Ltd. and Juniper Networks, Inc. (“Juniper”).

Brocade also competes with providers of SAN products and services for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation in the FC switching market and QLogic Corporation and Emulex Corporation in the HBA/converged network adapter (“CNA”) markets. Also, Brocade’s OEM partners have developed and may in the future develop partnerships with Brocade’s competitors in the storage and networking markets to sell packaged solutions which may impact Brocade’s business with that partner and Brocade’s ability to compete in the marketplace.

The above-referenced acquisitions and business partnerships demonstrate the increasingly complex nature of relationships within the networking industry, especially as the IT industry migrates to cloud-based architectures, which include Infrastructure-as-a-Service, Platform-as-a-Service and Software-as-a-Service. This trend has led the networking industry to introduce new solutions and technology architectures to support cloud computing. One development in this area is Brocade’s efforts behind “Ethernet fabrics” where Brocade is shipping the Brocade VDX family of Data Center Switches and Brocade VCS software, a portfolio of products that are designed or can be used to support cloud-based architectures. Brocade’s competitors, such as Juniper and Cisco, have introduced and have also begun shipping new products focused on cloud computing and delivering alternative network solutions. Other competitors, including Arista Networks, Avaya, Alcatel-Lucent and Dell/Force10 Networks have all introduced roadmaps and solutions targeted at cloud-computing users.

Another area of increased competition is the development of software-defined networking, or SDN, which reflects the need for networks to become more flexible, agile and elastic. There have been many key industry developments behind SDN that impact R&D, partnerships and mergers and acquisitions (“M&A”) activity. Recent and significant examples include VMware, Inc.’s acquisition of Nicira, Inc., Cisco’s acquisition of vCider, Inc. and Juniper’s acquisition of Contrail Systems, Inc. While development of SDN is still in its early stages, a slower rate of adoption of SDN and loss of key partnerships with other SDN contributors would negatively impact Brocade’s opportunity to grow in this area.

Some of Brocade’s competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Brocade’s competitors could also adopt more aggressive pricing policies than Brocade. Brocade believes that competition based on price may become more aggressive than it has traditionally experienced. As a result of these factors, Brocade’s competitors could devote more resources to develop, promote and sell their own products, and, therefore, those competitors could respond more quickly to changes in customer or market requirements. Additionally, some of Brocade's OEM partners also offer products that compete with Brocade's, and those OEM partners could devote more resources to their own products rather than Brocade's and respond more quickly to such changes and requirements. Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.

Brocade’s failure to successfully grow a channel and direct sales model or any other significant failure to execute on Brocade’s overall sales strategy could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade offers its IP networking products through a multi-path distribution strategy, including through resellers, distributors, Brocade’s direct sales force and through OEMs that have historically offered Brocade SAN products. However, Brocade’s efforts to increase sales through this multi-path distribution strategy may not generate much, if any, incremental revenue opportunities for Brocade. This is further compounded by the fact that several of Brocade’s major OEM customers, including Dell, IBM, HP and Oracle, have acquired companies that offer IP networking products competitive to Brocade’s offerings. A loss of or significant reduction in revenue through one of Brocade’s paths to market would impact Brocade’s financial results.

Additionally, Brocade has focused substantial resources on the IP networking market. This focus may negatively impact Brocade’s other businesses such as its SAN products because management’s attention and limited resources, such as employees, may be reallocated away from Brocade’s SAN products and toward IP networking products. Brocade must continually anticipate and respond to the needs of its distribution partners and their customers, and ensure that its products integrate with their solutions. Brocade’s failure to successfully manage and grow its distribution relationships or the failure of its distribution partners to sell Brocade’s products could reduce Brocade’s revenues significantly, especially for its IP networking portfolio. In addition, Brocade’s ability to respond to the needs of its distribution partners in the future may depend as well on third parties producing complementary products and applications for Brocade’s products to enable these partners to be competitive in the market. There can be no assurance that Brocade will be successful in expanding its go-to-market objectives, which include effectively maintaining or expanding its distribution channels, managing distribution relationships successfully, and marketing its products through distribution partners. If Brocade fails to respond successfully to the needs of these distribution partners, its business and financial results could be adversely affected.

Additionally, Brocade recently announced that it is making certain changes in strategic direction focusing on key technology segments, as well as investing in data center and federal market opportunities. As part of this anticipated change in focus, Brocade expects to reduce cost of revenues and other operating expenses by $100 million on an annualized basis by the second quarter of fiscal year 2014. This anticipated change in focus will also result in the rebalancing of resources away from certain non-key areas of its business and may impact Brocade’s ability to generate revenue from certain markets, geographies and customers. There is no assurance that this new strategic direction will succeed, and failure to execute on this strategy could adversely affect Brocade's revenues and financial results. Also, this transition may result in uncertainty by employees, customers and partners that could adversely affect Brocade's business and revenues.

The prices of Brocade’s products have declined in the past and Brocade expects the prices of Brocade’s products to decline in the future, which could reduce Brocade’s revenues, gross margins and profitability.

The average selling price for Brocade’s products has typically declined in the past and will likely decline in the future as a result of competitive pricing pressure, broader macroeconomic factors, product mix, enhanced marketing programs, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. Price declines may also increase as competitors ramp up product releases that compete with Brocade’s products. Furthermore, particularly if economic conditions deteriorate and drive a more cautious capital spending environment in the technology sector, Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales levels. If Brocade is unable to offset the negative impact from the above factors on the average selling price of Brocade’s products by increasing the volume of products shipped or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be negatively impacted.

In addition, to maintain Brocade’s gross margins, Brocade must maintain or increase the number of existing products shipped and develop and introduce new products and product enhancements with improved costs, and continue to reduce the overall costs of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing its products in the past, Brocade may not be able to continue to reduce cost of production at historical rates, or at all. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade’s operating results and gross margins could be below expectations.

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

A limited number of major OEM partners comprise a significant portion of Brocade’s revenues and the loss of any of these major OEM partners could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2012, 2011, and 2010, the same three customers each represented 10% or more of Brocade’s total net revenues, for a combined total of 47%, 43% and 47% of total net revenues, respectively. Brocade’s agreements with its OEM partners are typically cancellable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to eliminate, reduce, or rebalance the amount they purchase from Brocade and/or increase the amount purchased from Brocade’s competitors or introduce their own technology. Changes to SAN inventory levels paid for and held by Brocade’s OEMs at one or multiple partners can impact Brocade’s revenue and earnings results and may mask underlying changes in end-user demand.

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

Developing new product and service offerings requires significant upfront investments that may not result in revenue for an extended period of time, if at all. Brocade must achieve widespread market acceptance of its new product and service offerings on a timely basis in order to realize the benefits of Brocade’s investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet, is characterized by rapidly changing technology, accelerating product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. This risk may become more pronounced as Brocade focuses its efforts more narrowly.

For example, adoption of IP storage technologies, such as Network Attached Storage and Internet Small Computer System Interface, may displace existing products in customer IT implementations and may erode the total addressable market for FC products. Brocade's sales of FC switching products may be negatively impacted if customers accelerate their adoption of alternative storage networking technologies.

Brocade is also an early developer of—and the first-to-market with—Ethernet fabrics based on the Brocade VDX switches and Brocade VCS software, which were built to provide the features necessary to support server virtualization and cloud-based architectures. Brocade recently added to this portfolio with the introduction of the Brocade VDX 8770 Modular Switch, which enables customers to build larger-scale fabrics to support larger virtualized data centers and cloud deployments. The success of Ethernet fabrics will depend on customers recognizing the benefits of upgrading their data center local area networks to fabric-based networking architectures. Brocade plans to continue to invest in this area with new and enhanced Ethernet fabric solutions focused on data center applications, therefore, Brocade’s future success would be negatively impacted if this technological transition does not occur at the anticipated rate, or at all.

Other factors that may affect Brocade’s successful introduction of new product and service offerings include Brocade’s ability to:

•	Properly determine the market for and define new products and services, which can be particularly challenging for initial product offerings in new markets;

•	Excel as the networking market becomes more competitive;

•	Differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products, and its competitors’ products;

•	Meet or exceed customer requirements for product features, cost-effectiveness, and scalability; and

•	Maintain high levels of product quality and reliability.

Various factors impacting market acceptance of Brocade’s products are outside of Brocade’s control, including the following:

•	The availability and price of competing products and alternative technologies;

•	The cost of certain product subcomponents, which could cause Brocade to modify prices to maintain adequate gross margins;

•	Product qualification requirements by Brocade’s OEM partners, which can cause delays in market acceptance;

•	The timing of the adoption of new industry standards relative to Brocade’s development of new technologies and products; and

•	The ability of Brocade’s OEM partners to successfully distribute, support and provide training for its products.

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

As Brocade introduces new or enhanced products, Brocade must also successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life-cycle of Brocade’s existing products, or replace sales of some of Brocade’s current products, thereby offsetting the benefit of even a successful product introduction and may cause customers to defer purchasing its existing products in anticipation of its new products. When Brocade introduces new or enhanced products, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products may cause customers to delay purchase decisions or purchase competing products which would adversely affect Brocade’s business and financial results.

If Brocade loses key talent or is unable to hire additional qualified talent, Brocade’s business may be harmed.

Brocade’s success depends, to a significant degree, upon the continued contributions of key management including executive officers, engineering, sales and other talent, many of whom would be difficult to replace. In particular, Lloyd Carney was recently appointed as Brocade’s Chief Executive Officer succeeding the former Chief Executive Officer, Michael Klayko, and Jeff Lindholm was recently appointed as Brocade’s Senior Vice President of Worldwide Sales. Departures, appointments and changes in roles and responsibilities of officers or other key members of management may disrupt Brocade’s business and adversely affect Brocade’s operating results.

Brocade believes its future success depends, in large part, upon Brocade’s ability to effectively attract highly skilled sales talent in addition to managerial, engineering and other talent, and on the ability of management to operate effectively, both individually and as a group, in geographically diverse locations. There is limited qualified talent in each applicable market, and competition for such talent has become much more aggressive. Other companies in Brocade’s industry and geographic regions are recruiting from the same limited talent pool which creates further compression on the availability of qualified talent. In particular, Brocade operates in various locations with highly competitive labor markets including Bangalore, India, and San Jose, California. Brocade may experience difficulty in hiring key management and qualified talent with skills in areas such as sales, application-specific integrated circuits (“ASICs”), software, system and test, product management, marketing, service and customer support.

Additionally, stock-based compensation is a major component of Brocade’s total compensation philosophy. To the extent Brocade’s stock price declines, Brocade’s ability to incentivize, retain or attract qualified talent could be negatively impacted.

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

Additionally, Brocade recently announced that it is making certain changes in strategic direction focusing on key technology segments, as well as investing in data center and federal market opportunities. Transitioning to this new strategic direction may result in reduced productivity and could adversely affect Brocade's ability to retain and hire key personnel.

The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent—particularly sales and engineering talent—could delay the development and introduction of Brocade’s products or services, and negatively affect Brocade’s ability to sell its products or services.

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

Brocade is organized into four operating segments, of which two are individually reportable segments: SAN Products and Global Services. The other two operating segments, Ethernet Switching & IP Routing and ADP, combine to form a third reportable segment: IP Networking Products. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. Brocade conducted its annual goodwill impairment test during the second fiscal quarter of 2013, and determined that no impairment needed to be recorded (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, and sensitivity analysis performed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). The amount by which the estimated fair value of the Ethernet Switching & IP Routing and ADP reporting units exceeded the carrying value has declined since the second quarter of fiscal year 2012. If future goodwill impairment tests should result in a charge to earnings, Brocade’s financial results would be adversely affected.

Brocade has determined that, more likely than not, it will realize its deferred tax assets based on positive evidence of its historical operations and projections of future income except for the deferred tax assets related to California and capital loss carryforwards for which a valuation allowance has been applied. In the event future income by jurisdiction is less than what is currently projected, Brocade may be required to apply a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more likely than not.

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

Brocade provides product forecasts to its contract manufacturers (“CMs”) and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers and end-user customers. Therefore, if Brocade or these third-party partners are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its CMs to meet customers’ delivery requirements or Brocade may accumulate excess inventories. Furthermore, Brocade may not be able to identify forecast discrepancies until late in its fiscal quarter. Consequently, Brocade may not be able to make timely adjustments to its business model. If Brocade is unable to obtain adequate manufacturing capacity from its CMs, or if Brocade is unable to make necessary adjustments to Brocade’s business model to offset forecast discrepancies, revenue may be delayed or even lost to Brocade’s competitors and Brocade’s business and financial results may be harmed. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade will experience higher fixed costs as it expands its CMs’ capabilities for forecasted demand, which could negatively affect Brocade’s margins if demand decreases suddenly and Brocade is unable to rapidly reduce these fixed costs.

Brocade’s ability to accurately forecast demand also may become increasingly more difficult as Brocade introduces new or enhanced products, begins phasing out certain products, or acquires other companies or businesses. Forecasting demand for products that are nearing end of life or are being replaced by new versions, and decreasing production on these older products, while at the same time ramping up production of new products, may be difficult. Brocade may be unable to obtain adequate supply of new product components and/or manufacturing capacity from its CMs to meet customers’ delivery requirements and such a situation may negatively impact revenues. Brocade may also accumulate excess inventories that may negatively impact gross margins due to write-downs for excess and/or obsolete inventory.

In addition, although the purchase orders placed with Brocade’s CMs are cancellable in certain circumstances, if Brocade cancels any of its CM purchase orders, Brocade could be required to purchase certain unused material from the CM if that material is not returnable, usable by, or sold to other customers. This purchase commitment exposure is particularly high in periods of new product introductions and product transitions. If Brocade is required to purchase unused material from Brocade’s CMs, Brocade could incur unanticipated expenses, including write-downs for excess and/or obsolete inventory, and Brocade’s business and financial results could be negatively affected. In the past, Brocade has experienced delays in shipments of its IP networking products from its CMs and OEM partners, which in turn delayed product shipments to its customers. Brocade may in the future experience similar delays or other problems, any of which could adversely affect Brocade’s business and operating results.

Brocade’s revenues and operating results and financial position may fluctuate in future periods due to a number of factors, which make predicting results of operations difficult and could adversely affect the trading price of Brocade’s stock.

IT spending is subject to cyclical and uneven fluctuations. It can be difficult to predict the degree to which the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new products. While Brocade’s first and fourth fiscal quarters have typically been seasonally stronger quarters than its second and third fiscal quarters, particularly for SAN products, future buying patterns may differ from historical seasonality. In addition, the U.S. federal budget for government IT spending can be subject to delay, reductions and uncertainty from time to time due to political and legislative volatility, which could cause Brocade’s financial results to fluctuate unevenly and unpredictably.

Uneven sales patterns are not only difficult to predict, but they also can result in irregular shipment patterns that can cause shortages or underutilized capacity, increase costs due to higher inventory levels and otherwise adversely impact inventory planning. For example, Brocade’s IP networking business has experienced significantly higher levels of sales toward the end of a fiscal period. Orders received toward the end of the period may not ship within the period due to Brocade’s manufacturing lead times. This exposes Brocade to additional inventory risk because Brocade must order products in anticipation of expected future orders, and additional sales risk will result if Brocade is unable to fulfill unanticipated demand.

Brocade’s quarterly and annual revenues, operating results, financial position and other financial and operating metrics may vary significantly in the future due to the factors noted above as well as other factors, including but not limited to, the following:

•
Shipment of a high number of customer orders toward the end of a fiscal quarter will increase reported receivables outstanding at the end of the period relative to reported sales for the period resulting in higher days sales outstanding, commonly referred to as “DSO”;

•
Disruptions, or a continued decline, in general economic conditions, as well as potential impacts from lower IT spending due to the Budget Control Act of 2011, particularly in the IT industry and U.S. federal government budget cycles, especially governmental departments such as the Department of Defense and certain intelligence agencies that are likely to be negatively impacted by budget reductions and where Brocade’s revenue is highly concentrated;

•	Announcements and/or rumors of pending or completed acquisitions or other strategic transactions by Brocade, its competitors or its partners;

•	Announcements, introductions and transitions of new products by Brocade, its competitors or its partners;

•	Product qualifications and product introductions of Brocade’s partners;

•	Long and complex sales cycles and the timing of customer orders;

•	Internal supply and inventory management objectives of Brocade’s OEM partners and other customers;

•	Brocade’s ability to timely produce products that comply with new environmental restrictions or related requirements of its customers;

•	Brocade’s ability to obtain sufficient supplies of sole- or limited-sourced components, including ASICs, microprocessors, certain connectors, certain logic chips and programmable logic devices;

•	Availability of supply or increases in prices of components used in the manufacture of Brocade’s products;

•	Variations in the mix of Brocade’s products sold and the mix of distribution channels and geographies through which they are sold;

•	Pending or threatened litigation, including any settlements or judgments related to such litigation;

•	Stock-based compensation expense that is affected by Brocade’s stock price;

•	Examinations by government tax authorities that may have unfavorable outcomes and subject Brocade to additional tax liabilities;

•	New legislation and regulatory developments, including increases to tax rates or changes to treatment of an income or expense item; and

•	Other risk factors detailed in this section.

Accordingly, Brocade’s quarterly and annual revenues and operating results may vary significantly in the future. The results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot assure you that in future quarters, Brocade’s revenues or operating results will not be below Brocade’s projections or the expectations of stock market analysts or investors, which could affect Brocade’s financial position and cause Brocade’s stock price to decline.

Brocade may not realize the anticipated benefits of past or future acquisitions, divestitures and strategic investments, and integration of acquired companies or technologies or divestiture of businesses may negatively impact Brocade’s overall business.

Brocade has in the past acquired, or made strategic investments in, other companies, products or technologies, for example, Brocade acquired Foundry in December 2008, and most recently acquired Vyatta in November 2012, and Brocade expects to make additional acquisitions and strategic investments in the future. Brocade may not realize the anticipated benefits of any of its acquisitions or strategic investments, which involve numerous risks, including, but not limited to the following:

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

•	Incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	Incurrence of significant charges if Brocade divests, disposes of or otherwise exits all or part of an acquired business;

•	Incurrence of acquisition and integration related costs, or amortization costs for acquired intangible assets, that could negatively impact Brocade’s operating results and financial condition; and

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

Brocade has significant international operations and a significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s CMs have significant operations in China. Brocade plans to continue to expand its international operations and sales activities. Brocade’s international sales of its IP networking products have primarily depended on a variety of its resellers, including Tech Data Corporation and Avnet Inc. in Europe and Net One Systems in Japan. The failure by international resellers to sell Brocade’s products could limit its ability to sustain and grow revenue. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including, but not limited to the following:

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

Failure to manage effectively Brocade’s international operations or expansion of those operations could seriously harm Brocade’s business, financial condition and prospects. In addition, international political instability may halt or hinder Brocade’s ability to do business and may increase Brocade’s costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. Such events may have an adverse effect on the world economy and could adversely affect Brocade’s business operations or the operations and financial results of Brocade’s OEM partners, end-user customers and channel customers, CMs and suppliers.

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

Brocade is subject to—and may in the future be subject to other—intellectual property infringement claims and litigation that are costly to defend and/or settle, and that could result in significant damages and cost awards against Brocade and limit Brocade’s ability to use certain technologies in the future.

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted patent, copyright, trade secret, and/or other intellectual property-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products, or a combination of products, including third-party products, methods used in its operations or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third-party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring, and will in the future incur, substantial expenses to defend against such third-party claims. Brocade’s suppliers and customers also may be subject to third-party intellectual property claims, which could negatively impact their ability to supply Brocade or their willingness to purchase from Brocade, respectively. In addition, Brocade may be subject to claims and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade agreements with suppliers, OEM and channel partners or customers. If Brocade refuses to indemnify or defend from such claims, for instance, even in situations where the allegations are meritless, then suppliers, partners or customers may refuse to do business with Brocade. The third-party asserters of such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, prolonged periods of litigation expenses, additional burden on employees or other resources, distraction from Brocade’s business initiatives and operations, component supply stoppages and lost sales.

In the event of an adverse determination, Brocade could incur substantial monetary liability and be prohibited from utilizing certain intellectual property or technology, hiring certain people, selling, shipping, importing or servicing certain products or incorporating necessary components into Brocade’s products. Suppliers of components or OEM systems to Brocade may be unwilling to, or not be able to, defend or indemnify Brocade against third-party assertions directed at—or based in part on—the components or systems they supply to Brocade, and may be unwilling to take licenses that would assure Brocade’s supply of such components or OEM systems. Suppliers subject to third-party intellectual property claims also may choose to—or be forced by litigation to—discontinue or alter components or services supplied to Brocade, with little or no advance notice to Brocade. Customers may perceive such third-party intellectual property claims as risks, and may, as a result, be less willing to do business with Brocade. Such third-party claims or litigation could also negatively impact Brocade’s recruiting efforts or ability to retain its employees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Brocade’s intellectual property rights may be infringed or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade’s intellectual property rights may be infringed or misappropriated by others, including by competitors, partners, former employees, foreign governments or other third parties. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s rights may be impractical. In addition, Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. For instance, in the fourth quarter of fiscal year 2010, Brocade filed a patent infringement, copyright infringement, trade secret misappropriation and unfair competition lawsuit against A10 and certain individuals. (See Legal Proceedings section of Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q). Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such assertions or enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction, and no assurance that any awarded damages ultimately will be paid to Brocade. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs. Further, the opposing party may counterclaim against Brocade, for example, for infringement of its own patents or other intellectual property rights, or may assert other tort or contract claims, which could lead to further expense and potential exposure for Brocade. Finally, there can be no assurance that any attempt by Brocade to enforce its intellectual property rights, even if successful in court, will improve Brocade’s sales or diminish the defendant’s sales or its allegedly unfair competition, for various reasons, such as, for example, the defendant’s efforts to design around Brocade’s intellectual property and/or marketplace desire to continue doing business with the defendant.

Brocade relies on a combination of patent, copyright, trademark and trade secret laws, and measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate to address the particular risk, or reliable, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events, misappropriation or negligence, operations in various countries that do not have well-established or reliable enforcement institutions or customs, or other aspects of doing business on the scale of Brocade’s operations. The measures Brocade has taken to protect its intellectual property rights in its proprietary technologies including, for instance, by contractual, security, patent or trademark applications, or other means, may prove inadequate, which could result in a loss of intellectual property rights. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect its technology. Patents issued may later be held invalid, such as in Patent Office reexaminations or litigation. Further, physical and operational security can be adversely affected, and associated policies and training rendered ineffective, by employee attitudes, carelessness or disregard for policies, failures to obtain, or ineffectiveness of, non-disclosure agreements, malfeasors or changes in technology, such as the now-near-ubiquitous availability of portable memory devices, or cyber attacks due to the rise of the Internet. In addition, due to less developed intellectual property regimes in certain jurisdictions, Brocade may not be able to protect fully its intellectual property as Brocade expands its operations globally.

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

In addition, if Brocade has failed or in the future fails to adequately manage the use of “open source” software in Brocade’s products, or if companies acquired by Brocade, such as Foundry or Vyatta, failed in such regard, Brocade may be required to license proprietary portions of Brocade’s products on a royalty-free basis or expose proprietary parts of source code, or to commence costly product redesigns, which could result in a loss of intellectual property rights, product performance degradation or delay in shipping products to customers.

Brocade's supply chain is dependent on sole-source and limited-source suppliers and a limited number of major CMs, either one or both of which may significantly impact results of operations.

Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s single-source components include, but are not limited to, its ASICs, and Brocade’s principal limited-source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors and switching fabrics. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade experiences component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner and may be required to repair or retrofit products previously delivered to customers at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole-source or limited-source suppliers to delay or halt production or to go out of business or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. Any manufacturing disruption by these sole-source or limited-source suppliers could severely impair Brocade’s ability to fulfill orders and may significantly impact results of operations.

In addition, the loss of any of Brocade’s major third-party CMs, or portions of their capacity, could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new CM and commencing volume production is typically a lengthy and expensive process. If Brocade changes any of its CMs or if any of its CMs experience delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of Brocade’s products to Brocade’s customers could be delayed and result in loss of revenues and Brocade’s competitive position and relationship with customers could be harmed.

Undetected software or hardware errors could increase Brocade’s costs, reduce Brocade’s revenues and delay market acceptance of Brocade’s products.

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex, and particularly as Brocade continues to expand its product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed—and may in the future assume—products previously developed by an acquired company that have not been through the same level of product development, testing and quality control processes used by Brocade, and may have known or undetected errors. Some types of errors may not be detected until the product is installed in a heavy production or user environment. In addition, Brocade’s products are often combined with other products, including software from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems such as reputational problems with customers. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s storage, data management or IP networking products or Brocade’s, could delay market acceptance of Brocade’s new products.

Brocade’s business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements and environmental regulations that could adversely affect Brocade’s business and financial results.

Brocade is subject to changing rules and regulations of federal and state governments as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the SEC and various Congressional representatives have recently proposed additional rules and regulations that may go into effect in the near future. In 2010, the Dodd-Frank Wall Street Reform and Protection Act (the "Dodd-Frank Act") was enacted. The Dodd-Frank Act included significant corporate governance and executive compensation-related provisions and also required the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

The Dodd-Frank Act could also negatively impact Brocade’s supply chain or impose additional costs related to that supply chain as it requires certain public companies to disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo (DRC) or an adjoining country. It may be possible that conflict minerals may be part of the supply chain in the electronics industry and contained in Brocade’s products. To comply with the Dodd-Frank Act, as determined by the SEC, Brocade will be required to perform due diligence and disclose whether or not its products contain such minerals and, if so, Brocade will be required to disclose from which countries and sources (e.g. smelters) the minerals were obtained. The implementation of these requirements by government regulators and Brocade’s partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Brocade’s products. In addition, Brocade will incur additional costs to comply with the disclosure requirements for conflict minerals, including costs related to determining the source of any of the relevant minerals and metals used in Brocade’s products. As a result, Brocade’s business and financial results could be adversely affected.

Similarly, any change in tax laws in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade’s tax expense. For example, in the 2013 and 2014 federal budget proposals, the President of the United States and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. Potential changes to U.S. and state tax laws could increase Brocade’s U.S. income tax liability in the future.

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, Brocade is still under examination by the IRS for fiscal years 2009 and 2010, and in several state and foreign tax jurisdictions for various years. All of these examination cycles remain open as of April 27, 2013. To the extent federal and state carryforwards from closed tax years are used in the future, the tax authorities have the right to audit the carryforward amounts. These examinations frequently require management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

The IRS has contested Brocade’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries in the past. The IRS may make similar claims against Brocade’s transfer pricing arrangements for fiscal years 2009 and 2010, and in future examinations. Audits by the IRS are subject to inherent uncertainties and an unfavorable outcome could occur, such as fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management’s attention from Brocade’s day-to-day business operations, which could adversely affect its business and financial results.

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

For example, in Europe, substance restrictions apply to products sold, and certain of Brocade’s partners require compliance with these or more stringent requirements. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. China has also enacted legislation with similar requirements for Brocade’s products or its partners’ sale of Brocade’s products. Despite Brocade’s efforts to ensure that its products comply with new and emerging requirements, Brocade cannot provide absolute assurance that its products will, in all cases, comply with such requirements. If Brocade’s products do not comply with the substance restrictions under local environmental laws, Brocade could become subject to fines, civil or criminal sanctions and contract damage claims. In addition, Brocade could be prohibited from shipping non-compliant products into one or more jurisdictions and required to recall and replace any non-compliant products already shipped, which would disrupt its ability to ship products and result in reduced revenue, increased obsolete or excess inventories, and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts and components despite Brocade’s requirement to do so, which could impact Brocade’s ability to timely produce compliant products and, accordingly, could disrupt its business.

Business interruptions could adversely affect Brocade’s business operations.

Brocade’s operations and the operations of its suppliers, CMs and customers are vulnerable to interruptions caused by fires, earthquakes, tsunamis, nuclear reactor leaks, hurricanes, power losses, telecommunications failures and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, is located near major earthquake faults. Brocade does not have multiple-site capacity for all of its services in the event of any such occurrence. In the event of a major earthquake, Brocade could experience business interruption, destruction of facilities and loss of life. Brocade carries a limited amount of earthquake insurance, which may not be sufficient to cover earthquake-related losses, and has not set aside funds or reserves to cover other potential earthquake-related losses. Additionally, major public health issues such as an outbreak of a pandemic or epidemic may interrupt business operations of Brocade or its suppliers in those geographic regions affected by that particular health issue. In addition, one of Brocade’s CMs has a major facility located in an area that is subject to hurricanes, and Brocade’s suppliers could face other natural disasters, such as floods, earthquakes, extreme weather and fires. In the event that a material business interruption occurs that affects Brocade, its suppliers, CMs or customers, shipments could be delayed and Brocade’s business and financial results could be harmed. Brocade’s servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems despite Brocade’s implementation of network security measures. Brocade may not successfully limit attacks by malicious third parties if they attempt to undermine or disrupt Brocade’s network security. Any such event could have a material adverse effect on Brocade’s business, operating results and financial condition, and could expose Brocade to significant third-party claims of liability and damages. In addition, Brocade may suffer reputational harm and may not carry sufficient insurance to compensate for financial losses that may occur as a result of any of these events.

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

As of April 27, 2013, Brocade had $600 million in principal amount of outstanding indebtedness, including $300 million of unsecured indebtedness under the 2023 Notes and $300 million of secured indebtedness under the 2020 Notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q). In addition, Brocade had up to $125 million available for future borrowing under the Senior Secured Credit Facility. The financial and other covenants agreed to by Brocade in connection with such indebtedness have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. This indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens, including without limitation, funding acquisitions or repurchasing Brocade stock.

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

Provisions in Brocade’s charter documents, customer agreements and Delaware law could discourage, delay or prevent a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for Brocade’s stock.

Provisions of Brocade’s certificate of incorporation and bylaws may discourage, delay or prevent a merger or mergers that a stockholder may consider favorable. These provisions include, but are not limited to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the six months ended April 27, 2013.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended April 27, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 27, 2013 - February 23, 2013	6,140	$5.70	6,140	$465,716
February 24, 2013 - March 23, 2013	13	$5.47	13	$465,644
March 24, 2013 - April 27, 2013	655	$5.46	655	$462,067
Total	6,808	$5.68	6,808	$462,067

(1)
As of April 27, 2013, the Company’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $1.3 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, and $500 million on May 16, 2012), which was used for determining the amounts in these columns. The number of shares purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock and other factors, including alternative investment opportunities.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*
Form of Amendment to Change of Control Agreement between Brocade and Brocade's executive officers (incorporated by reference to Exhibit 10.1 from Brocade's current report on Form 8-K filed on February 21, 2013)

10.2*/***	2009 Director Plan, as amended and restated on April 11, 2013

10.3*/***	Performance Bonus Plan, as approved on April 11, 2013

10.4**/***	Amendment Number 5 dated February 13, 2013, to the OEM Purchase and License Agreement between EMC Corporation and Brocade

10.5**/***	Amendment Number 46 dated March 8, 2013, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

10.6**/***	Amendment Number 22 dated March 14, 2013, with an effective date of March 20, 2013, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade

10.7**/***	Amendment Number 8 dated April 11, 2013, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade

31.1***	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2***	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1***	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement
**	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission
***	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date:	May 31, 2013	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Chief Financial Officer and Vice President, Finance