Form 10-Q
period 2013-07-27
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2013-08-30
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 27, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 23, 2013, was 442,200,678 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JULY 27, 2013

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to: statements regarding future revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, expense savings or targets, debt repayments, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under “Part II - Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason except as required by applicable law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012
	(In thousands, except per-share amounts)
Net revenues
Product	$447,993	$467,281	$1,401,986	$1,399,687
Service	88,558	88,051	262,078	259,726
Total net revenues	536,551	555,332	1,664,064	1,659,413
Cost of revenues
Product	160,441	173,637	499,415	513,221
Service	37,908	41,217	118,410	123,863
Total cost of revenues	198,349	214,854	617,825	637,084
Gross margin	338,202	340,478	1,046,239	1,022,329
Operating expenses:
Research and development	92,969	90,530	289,088	272,780
Sales and marketing	139,220	146,378	433,547	457,921
General and administrative	18,526	18,612	57,640	55,752
Amortization of intangible assets	13,124	14,737	41,131	44,467
Total operating expenses	263,839	270,257	821,406	830,920
Income from operations	74,363	70,221	224,833	191,409
Interest expense	(9,247)	(12,029)	(46,047)	(37,804)
Interest and other income (loss), net (Note 12)	76,684	103	76,781	(1,345)
Income before income tax	141,800	58,295	255,567	152,260
Income tax expense	23,104	14,995	111,177	11,080
Net income	$118,696	$43,300	$144,390	$141,180
Net income per-share — basic	$0.26	$0.09	$0.32	$0.31
Net income per-share — diluted	$0.26	$0.09	$0.31	$0.30
Shares used in per-share calculation — basic	449,446	457,147	452,474	455,727
Shares used in per-share calculation — diluted	461,344	469,571	464,861	471,719

See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012
	(In thousands)
Net income	$118,696	$43,300	$144,390	$141,180
Other comprehensive loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	(1,000)	(3,518)	(2,998)	(7,800)
Net gains and losses reclassified into earnings	(10)	2,099	(214)	5,022
Net unrealized gains (losses) on cash flow hedges	(1,010)	(1,419)	(3,212)	(2,778)
Foreign currency translation adjustments	(1,470)	(2,951)	(3,612)	(4,427)
Total other comprehensive loss	(2,480)	(4,370)	(6,824)	(7,205)
Total comprehensive income	$116,216	$38,930	$137,566	$133,975
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 27, 2013	October 27, 2012
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$790,093	$713,226
Accounts receivable, net of allowances for doubtful accounts of $638 and $833 at July 27, 2013, and October 27, 2012, respectively	218,462	233,139
Inventories	50,601	68,179
Deferred tax assets	44,405	91,539
Prepaid expenses and other current assets	121,026	49,496
Total current assets	1,224,587	1,155,579
Property and equipment, net	487,944	518,940
Goodwill	1,646,639	1,624,089
Intangible assets, net	63,032	109,265
Non-current deferred tax assets	68,138	136,175
Other assets	31,391	37,213
Total assets	$3,521,731	$3,581,261
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$95,936	$117,350
Accrued employee compensation	116,089	182,597
Deferred revenue	224,628	216,283
Current portion of long-term debt	2,367	1,977
Other accrued liabilities	63,618	92,261
Total current liabilities	502,638	610,468
Long-term debt, net of current portion	596,524	599,203
Non-current deferred revenue	75,845	76,907
Non-current income tax liability	36,495	55,387
Other non-current liabilities	3,000	3,476
Total liabilities	1,214,502	1,345,441
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 447,344 and 456,913 shares at July 27, 2013, and October 27, 2012, respectively	447	457
Additional paid-in capital	1,943,043	2,009,190
Accumulated other comprehensive loss	(16,688)	(9,864)
Retained earnings	380,427	236,037
Total stockholders’ equity	2,307,229	2,235,820
Total liabilities and stockholders’ equity	$3,521,731	$3,581,261
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 27, 2013	July 28, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$144,390	$141,180
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(6,909)	(1,338)
Non-cash tax charges	78,206	—
Depreciation and amortization	139,005	144,683
Loss on disposal of property and equipment	4,030	404
Amortization of debt issuance costs and original issue discount	937	3,767
Original issue discount and debt issuance costs related to lenders that did not participate in refinancing	5,360	—
Net gains on investments	—	(35)
Provision for doubtful accounts receivable and sales allowances	6,897	9,533
Non-cash compensation expense	57,091	58,746
Changes in assets and liabilities:
Accounts receivable	7,950	8,454
Inventories	18,915	(2,099)
Prepaid expenses and other assets	(69,017)	2,675
Deferred tax assets	344	181
Accounts payable	(21,744)	8,476
Accrued employee compensation	(82,457)	5,554
Deferred revenue	5,950	9,377
Other accrued liabilities	(7,688)	(9,180)
Net cash provided by operating activities	281,260	380,378
Cash flows from investing activities:
Proceeds from sale of subsidiary	—	35
Purchases of property and equipment	(41,949)	(56,005)
Net cash paid in connection with acquisition	(44,629)	—
Net cash used in investing activities	(86,578)	(55,970)
Cash flows from financing activities:
Proceeds from senior unsecured notes	296,250	—
Payment of principal related to senior secured notes	(300,000)	—
Payment of principal related to the term loan	—	(160,000)
Payment of debt issuance costs related to senior unsecured notes	(992)	—
Payment of principal related to capital leases	(1,536)	(1,389)
Common stock repurchases	(187,360)	(70,153)
Proceeds from issuance of common stock	71,858	76,472
Excess tax benefits from stock-based compensation	6,909	1,338
Net cash used in financing activities	(114,871)	(153,732)
Effect of exchange rate fluctuations on cash and cash equivalents	(2,944)	(4,252)
Net increase in cash and cash equivalents	76,867	166,424
Cash and cash equivalents, beginning of period	713,226	414,202
Cash and cash equivalents, end of period	$790,093	$580,626
Supplemental disclosures of cash flow information:
Cash paid for interest	$39,693	$44,489
Cash paid for income taxes	$14,918	$3,189
Supplemental schedule of non-cash investing activities:
Acquisition of property and equipment through capital leases	$1,042	$—
Convertible note receivable obtained from litigation settlement	$70,000	$—
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
The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday in October. Fiscal year 2013 is a 52-week fiscal year, and the third quarter of 2013 was a 13-week quarter. Fiscal year 2012 was a 52-week year, and the third quarter of 2012 was a 13-week quarter.
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

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the nine months ended July 27, 2013, as compared to the significant accounting policies disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 27, 2012.
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
In July 2013, the FASB issued an update to ASC 740 Income Taxes (“ASC 740”): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this update, an entity is required to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that these instances are not available at the reporting date. This update to ASC 740 should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2015. The Company does not expect the adoption of this update to ASC 740 to have a material impact on its financial position, results of operations or cash flows.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are primarily maintained at five major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of July 27, 2013, two customers accounted for 12% and 11%, respectively, of total accounts receivable, for a combined total of 23% of total accounts receivable. As of October 27, 2012, three customers accounted for 16%, 12% and 10%, respectively, of total accounts receivable, for a combined total of 38% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances and other allowances.
For the three months ended July 27, 2013, three customers accounted for 20%, 15%, and 12%, respectively, of the Company’s total net revenues for a combined total of 47% of total net revenues. For the three months ended July 28, 2012, four customers accounted for 16%, 16%, 13% and 10% respectively, of the Company’s total net revenues for a combined total of 55% of total net revenues.
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

3. Acquisitions
On November 9, 2012, the Company completed its acquisition of Vyatta, Inc. (“Vyatta”), a privately held developer of a software-based network operating system suite headquartered in Belmont, California. Vyatta became a wholly-owned subsidiary of the Company as a result of the acquisition. The Vyatta operating system suite is deployed on conventional computer hardware platforms for multiple applications in network virtualization, software-defined networking (“SDN”) and private/public cloud computing platforms. This acquisition complements Brocade’s investments in Ethernet switches and router fabrics and enables Brocade to pursue new market opportunities in data center virtualization, public cloud, enterprise virtual private cloud and managed services.
The results of operations of Vyatta are included in the Company’s Condensed Consolidated Statement of Income from the date of the acquisition. The Company does not consider the acquisition of Vyatta to be material to its results of operations or financial position, and therefore, Brocade is not presenting pro-forma financial information of combined operations.
The total purchase price was $44.8 million, consisting of $43.6 million cash consideration and $1.2 million related to prepaid license fees paid by the Company to Vyatta that was effectively settled at the recorded amount as a result of the acquisition. Of the cash consideration, $7.0 million will be held in escrow for a period of 18 months from the closing of the acquisition and will be released subject to resolution of certain contingencies. In addition, the Company paid direct acquisition costs of $0.4 million.

In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired (in thousands):

Assets acquired
Cash	$140
Accounts receivable	511
Identifiable intangible assets:
In-process technology	21,590
Customer relationships	1,080
Core/developed technology	1,040
Non-compete agreements	810
Trade name	460
Total identifiable intangible assets	24,980
Goodwill (1)	25,599
Other assets	1,017
Total assets acquired	52,247
Liabilities assumed
Deferred tax liability	3,393
Deferred revenue	1,354
Accounts payable and other accrued liabilities	2,731
Total liabilities assumed	7,478
Net assets acquired	$44,769

(1)	None of the goodwill recognized is expected to be deductible for income tax purposes.
The allocation of the purchase price reflects the Company’s preliminary estimate in relation to the value of the Company’s deferred tax liability which is subject to change during the Vyatta acquisition’s measurement period.

4. Goodwill and Intangible Assets
The following table summarizes goodwill activity by reportable segment for the nine months ended July 27, 2013 (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Balance at October 27, 2012
Goodwill	$176,956	$1,337,549	$155,416	$1,669,921
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,956	1,291,717	155,416	1,624,089
Acquisitions	—	25,599	—	25,599
Tax and other adjustments during the nine months ended July 27, 2013 (1)	(23)	(3,026)	—	(3,049)
Balance at July 27, 2013
Goodwill	176,933	1,360,122	155,416	1,692,471
Accumulated impairment losses	—	(45,832)	—	(45,832)
	$176,933	$1,314,290	$155,416	$1,646,639

(1)	The goodwill adjustments during the nine months ended July 27, 2013, were primarily a result of tax benefits from the exercise of stock awards of acquired companies.

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
The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in the reporting units’ comparable market segments. Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2013, the Company determined that no impairment needed to be recorded. During the three months ended July 27, 2013, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount.
Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s intangible assets (in thousands, except for weighted-average remaining useful life):

July 27, 2013	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$460	$82	$378	3.26
Core/developed technology	192,340	175,604	16,736	0.50
Customer relationships	287,090	263,427	23,663	0.59
Non-compete agreements	810	145	665	3.26
In-process research and development (1)	21,590	—	21,590	—
Total intangible assets (2)	$502,290	$439,258	$63,032	0.62

October 27, 2012	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$100	$97	$3	0.17
Core/developed technology	218,845	173,070	45,775	1.14
Customer relationships	327,765	264,278	63,487	1.16
Total intangible assets	$546,710	$437,445	$109,265	1.16

(1)
Acquired in-process research and development (“IPRD”) is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. While accounted as an indefinite-lived asset, the IPRD intangible asset is subject to testing for impairment annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPRD is impaired. If the research and development effort associated with the IPRD is successfully completed, then the IPRD intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed. During the nine months ended July 27, 2013, the IPRD intangible asset was not amortized due to the current stage of the associated research and development effort.

(2)	During the nine months ended July 27, 2013, $69.4 million of intangible assets became fully amortized and, therefore, were removed from the balance sheet.
The Company performed its annual development period’s IPRD impairment test using measurement data as of the first day of the second fiscal quarter of 2013. During the test, the Company exercised the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its IPRD asset is less than its carrying amount. After assessing the totality of events and circumstances, the Company determined that it is not more likely than not that the fair value of its IPRD assets is less than its carrying amount and no further testing is required. During the three months ended July 27, 2013, there were no events or changes in facts and circumstances that indicated that it is more likely than not that IPRD is impaired.
The following table presents the amortization of intangible assets included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012
Cost of revenues	$9,650	$10,713	$30,081	$35,516
Operating expenses	13,124	14,737	41,131	44,467
Total	$22,774	$25,450	$71,212	$79,983
The following table presents the estimated future amortization of intangible assets, including IPRD, that is estimated to be amortized in the remaining three months of fiscal year 2013, and thereafter, as of July 27, 2013 (in thousands):

Fiscal Year	Estimated Future Amortization
2013 (remaining three months)	$22,775
2014	21,311
2015	5,183
2016	4,871
2017	4,556
Thereafter	4,336
Total	$63,032

5. Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	July 27, 2013	October 27, 2012
Inventories:
Raw materials	$13,614	$24,240
Finished goods	36,987	43,939
Total	$50,601	$68,179

	July 27, 2013	October 27, 2012
Prepaid expenses and other current assets:
Convertible note receivable obtained from litigation settlement	$70,000	$—
Other prepaid expenses and other current assets	51,026	49,496
Total	$121,026	$49,496

	July 27, 2013	October 27, 2012
Property and equipment, net:
Computer equipment	$16,710	$17,953
Software	56,655	51,680
Engineering and other equipment (1)	416,160	409,524
Furniture and fixtures (1)	28,113	30,516
Leasehold improvements	26,267	26,306
Land and building	384,654	384,666
Subtotal	928,559	920,645
Less: Accumulated depreciation and amortization (1), (2)	(440,615)	(401,705)
Total	$487,944	$518,940

(1)
Engineering and other equipment, furniture and fixtures and accumulated depreciation and amortization include the following amounts under capital leases as of July 27, 2013, and October 27, 2012, respectively (in thousands):

	July 27, 2013	October 27, 2012
Cost	$11,655	$10,613
Accumulated depreciation	(4,915)	(3,647)
Total	$6,740	$6,966

(2)	The following table presents the depreciation of property and equipment included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012
Depreciation expense	$22,873	$21,709	$67,793	$64,700

6. Fair Value Measurements
The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of July 27, 2013.
The fair value accounting guidance permits companies to elect fair value measurement for many financial instruments and certain other items that are otherwise not required to be accounted for at fair value. The Company did not elect to measure any eligible financial instruments or other assets at fair value as of July 27, 2013, and October 27, 2012.
Fair Value Hierarchy
The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured and recorded at fair value on a recurring basis as of July 27, 2013, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of July 27, 2013	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$269,019	$269,019	$—	$—
Derivative assets	1,210	—	1,210	—
Total assets measured at fair value	$270,229	$269,019	$1,210	$—
Liabilities:
Derivative liabilities	$1,851	$—	$1,851	$—
Total liabilities measured at fair value	$1,851	$—	$1,851	$—

(1)	Money market funds are reported within “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.
Assets and liabilities measured and recorded at fair value on a recurring basis as of October 27, 2012, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 27, 2012	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$308,960	$308,960	$—	$—
Derivative assets	2,941	—	2,941	—
Total assets measured at fair value	$311,901	$308,960	$2,941	$—
Liabilities:
Derivative liabilities	$296	$—	$296	$—
Total liabilities measured at fair value	$296	$—	$296	$—

(1)	Money market funds are reported within “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.
During the nine months ended July 27, 2013, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

7. Liabilities Associated with Facilities Lease Losses
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the reserve balance if necessary. The following table summarizes the activity related to the facilities lease loss reserve included in “Other accrued liabilities” and “Other non-current liabilities” in the Condensed Consolidated Balance Sheets, net of expected sublease income (in thousands):

Lease Loss Reserve
Reserve balance at October 27, 2012	$2,582
Cash payments on facilities leases	(605)
Reserve balance at July 27, 2013	$1,977

Cash payments for facilities that are part of our lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2017.

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except percentages):

			July 27, 2013		October 27, 2012
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Secured Notes:
2018 Notes	2013	6.625%	$—	—%	$300,000	7.05%
2020 Notes	2020	6.875%	300,000	7.26%	300,000	7.26%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	—	—%
Capital lease obligations	2016	5.699%	4,422	5.54%	4,916	5.80%
Total long-term debt			604,422		604,916
Less:
Unamortized discount			5,531		3,736
Current portion of long-term debt			2,367		1,977
Long-term debt, net of current portion			$596,524		$599,203
Senior Unsecured Notes
In January 2013, the Company issued 4.625% senior unsecured notes in the aggregate principal amount of $300.0 million due 2023 (the “2023 Notes”) pursuant to an Indenture, dated as of January 22, 2013 (the “2023 Indenture”), between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the 2023 Notes (as described in Note 16, “Guarantor and Non-Guarantor Subsidiaries”) and Wells Fargo Bank, National Association as the trustee. The Company irrevocably deposited the net proceeds from this offering, together with cash on hand, with the trustee to redeem all of the Company’s outstanding 6.625% senior secured notes due 2018 (the “2018 Notes”) as described below under “Senior Secured Notes.”
The 2023 Notes bear interest payable semi-annually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the nine months ended July 27, 2013.
As of July 27, 2013, the fair value of the Company’s 2023 Notes was approximately $288.0 million, estimated based on broker trading prices.
On or after January 15, 2018, the Company may redeem all or part of the 2023 Notes at the redemption prices set forth in the 2023 Indenture, plus accrued and unpaid interest, if any, up to the redemption date. At any time prior to January 15, 2018, the Company may redeem all or a part of the 2023 Notes at a price equal to 100% of the principal amount of the 2023 Notes, plus an applicable premium and accrued and unpaid interest, if any, up to the redemption date. In addition, at any time prior to January 15, 2016, the Company may redeem up to 35% of the principal amount of the 2023 Notes, using the net cash proceeds of one or more sales of the Company’s capital stock at a redemption price equal to 104.625% of the principal amount of the 2023 Notes redeemed, plus accrued and unpaid interest, if any, up to the redemption date.
If the Company experiences a specified change of control triggering event, it must offer to repurchase the 2023 Notes at a repurchase price equal to 101% of the principal amount of the 2023 Notes repurchased, plus accrued and unpaid interest, if any, up to the repurchase date.
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

Senior Secured Notes
In January 2010, the Company issued $300.0 million aggregate principal amount of the 2018 Notes and $300.0 million in aggregate principal amount of 6.875% senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”) pursuant to separate indentures, each dated as of January 20, 2010, between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company's obligations under the Senior Secured Notes and Wells Fargo Bank, National Association as the trustee (the “2020 Indenture” and “2018 Indenture”, respectively). The Senior Secured Notes bear interest payable semi-annually. During the nine months ended July 27, 2013, the Company paid $300.0 million to pay in full the principal of the 2018 Notes. The Company’s obligations under the 2020 Notes are—and prior to January 22, 2013, the Company’s obligations under the 2018 Notes were—guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets. See Note 16, “Guarantor and Non-Guarantor Subsidiaries.”
As of July 27, 2013, and October 27, 2012, the fair value of the Senior Secured Notes was approximately $320.3 million and $638.3 million, respectively, estimated based on broker trading prices.
On January 22, 2013, the Company called the 2018 Notes for redemption at a redemption price equal to 103.313% of the principal amount of the 2018 Notes and irrevocably deposited $311.9 million with the trustee for the 2018 Notes to discharge the 2018 Indenture. As a result of the deposit and discharge, the guarantees provided by certain of the Company’s domestic subsidiaries and the liens granted by the Company and the subsidiary guarantors to secure their obligations with respect to the 2018 Notes were released as of the date of the deposit. The amount deposited with the trustee included $300.0 million to repay the principal amount of the 2018 Notes, $9.9 million representing the difference between the redemption price and the principal amount of the 2018 Notes (“Call Premium”) and $2.0 million of unpaid interest payable up to the redemption date of February 21, 2013. On February 21, 2013, the trustee redeemed the 2018 Notes using the deposited amount, extinguishing the Company’s $300.0 million liability in relation to the principal amount of the 2018 Notes.
In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs accounting, the Company expensed the Call Premium, remaining debt issuance costs and remaining original issue discount relating to the 2018 Notes in the first quarter of fiscal year 2013, which totaled $15.3 million. The Company reported this expense within “Interest expense” in the Condensed Consolidated Statements of Income for the nine months ended July 27, 2013.
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
Senior Secured Credit Facility
In October 2008, the Company entered into a credit facility agreement for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (“Senior Secured Credit Facility”). The Company’s obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets. The credit facility agreement was subsequently amended in January 2010 and June 2011 to extend the maturity date of the term loan facility to October 31, 2014. The term loan was prepaid in full, and there was no principal amount outstanding under the term loan facility as of either July 27, 2013, or October 27, 2012.
The Company may draw additional proceeds from the revolving credit facility in the future for ongoing working capital and other general corporate purposes. There were no principal amounts outstanding under the revolving credit facility, and the full $125.0 million was available for future borrowing under the revolving credit facility as of July 27, 2013, and October 27, 2012.
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
Debt Maturities
As of July 27, 2013, our aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2013 (remaining three months)	$559
2014	2,427
2015	1,195
2016	241
2017	—
Thereafter	600,000
Total	$604,422

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended July 27, 2013, and July 28, 2012, respectively (in thousands):

	Accrued Warranty
	Nine Months Ended
	July 27, 2013	July 28, 2012
Beginning balance	$14,453	$11,298
Liabilities accrued for warranties issued during the period	3,753	5,827
Warranty claims paid and used during the period	(6,500)	(1,095)
Changes in liability for pre-existing warranties during the period	(2,050)	(1,652)
Ending balance	$9,656	$14,378

In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of July 27, 2013, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
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
As of July 27, 2013, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $191.5 million, which the Company expects to utilize during future normal ongoing operations within the next twelve months, net of a purchase commitments reserve of $4.1 million, which is reported within “Other accrued liabilities” in the Condensed Consolidated Balance Sheet as of July 27, 2013. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations.
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
Intellectual Property Litigation
On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry Networks, Inc. (now known as Foundry Networks, LLC) (“Foundry”) and Extreme Networks, Inc. (“Extreme”) in the United States District Court for the District of Massachusetts alleging that certain of Foundry's products infringed six of Enterasys' patents and seeking injunctive relief, as well as unspecified damages. The Court severed the claims against Extreme from the claims against Foundry for trial, and Enterasys subsequently added Brocade as a defendant. On May 1, 2013, the Court entered an order of dismissal with prejudice pursuant to a settlement and patent cross-license agreement reached by the parties on April 19, 2013. As a result of this agreement, Brocade recorded a charge to “Cost of revenues, product” in the Condensed Consolidated Statements of Income for the three and nine months ended July 27, 2013, in relation to the cross-license agreement and settlement payment.
On September 6, 2006, ChriMar Systems, Inc. (“ChriMar”) filed a lawsuit against Foundry in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry's products infringe one of ChriMar's patents and seeking injunctive relief, as well as unspecified damages. On August 1, 2012, the Court issued an order granting summary judgment in favor of Brocade and dismissed the case. ChriMar subsequently appealed the District Court's ruling to the Federal Circuit Court of Appeals. On April 4, 2013, the Federal Circuit Court of Appeals affirmed the District Court ruling in favor of Brocade and dismissed the case.
On August 4, 2010, Brocade and Foundry (collectively and for this paragraph only, “Brocade”) filed a lawsuit against A10 Networks, Inc. (“A10”), A10's founder and other individuals in the United States District Court for the Northern District of California. On October 29, 2010, Brocade filed an amended complaint. In the amended complaint, Brocade alleged that A10 and the individual defendants misappropriated Brocade's trade secrets, infringed Brocade's copyrighted works, interfered with existing contracts between Brocade and its employees, whereby certain of Brocade's current and ex-employees breached contracts, and breached their fiduciary duties and duties of loyalty to Brocade, and that certain of A10's products infringe 13 of Brocade's patents. Brocade sought injunctive relief, as well as monetary damages. On May 16, 2011, A10 filed an answer and counterclaim alleging that certain of Brocade's products infringe a patent recently acquired by A10 and seeking injunctive relief, as well as unspecified damages. In addition, A10 filed petitions with the USPTO to have each of the 13 patents reexamined, in view of prior art that A10 alleges invalidates the patents. The petitions were granted, and reexaminations of the patents are in progress. On January 6, 2012, the Court granted Brocade's summary judgment motion of non-infringement of the A10 patent. Trial on Brocade's claims against A10 and the individual defendants commenced on July 16, 2012. On August 6, 2012, the jury found A10 responsible for intellectual property infringement and unfair competition, and awarded damages to Brocade. On January 11, 2013, the Court issued an order that affirmed the jury's finding of A10's liability for patent and copyright infringement, trade secret misappropriation, and unfair competition due to A10's interference with the employment contract of a Foundry Networks employee beginning in 2007. The Court also confirmed the jury's award of $60 million to Brocade in damages for copyright infringement. The Court did, however, vacate the jury's award of damages for patent infringement, and its award of punitive damages for A10's and Lee Chen's interference with the employment contract of the Foundry employee, and the Court ordered a new trial to re-determine the amount of any such damages. On January 11, 2013, the Court also issued a permanent injunction prohibiting A10 from shipping any A10 products that infringe Brocade's patents. On January 23, 2013, the Court issued a permanent injunction prohibiting A10 from further use of the misappropriated trade secrets. On February 8, 2013, A10 filed a Notice of Appeal of the permanent injunctions. A10 also asked the Court to stay both of the injunctions pending appeal. On February 12, 2013, the Court denied A10's request to stay the injunctions. A retrial on the sole issue of the amount of patent damages to be awarded to Brocade for A10's infringement was set for May 20, 2013. On May 20, 2013, before the start of the retrial, Brocade and A10 reached an agreement to settle all matters between the parties including the lawsuit A10 filed against Brocade on September 9, 2011. On June 7, 2013, Judgment was entered in favor of Plaintiff Brocade against Defendant A10, for the amount of $75 million (as further described in Note 12, “Interest and Other Income (Loss), net”).
General

From time to time, the Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including claims of alleged infringement of patents and/or other intellectual property rights and commercial and employment contract disputes. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized.

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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the three and nine months ended July 27, 2013, and July 28, 2012, were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements.
The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than fifteen months. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive income was not significant for the three and nine months ended July 27, 2013, and July 28, 2012, respectively.

Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income (loss), net.” The amount recorded on ineffective cash flow hedges was not significant for the three and nine months ended July 27, 2013, and July 28, 2012, respectively.
Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the Condensed Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012
Cost of revenues	$2	$(278)	$31	$(690)
Research and development	(2)	(410)	53	(756)
Sales and marketing	10	(1,551)	152	(3,935)
General and administrative	1	(113)	6	(278)
Total	$11	$(2,352)	$242	$(5,659)
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. The net foreign currency exchange gains and losses recorded as part of “Interest and other income (loss), net” were gains of $0.1 million and $0.2 million for the three and nine months ended July 27, 2013, respectively, and losses of $0.2 million and $1.6 million for the three and nine months ended July 28, 2012, respectively.
Gross unrealized loss positions are recorded within “Other accrued liabilities” and “Other non-current liabilities,” and gross unrealized gain positions are recorded within “Prepaid expenses and other current assets.” As of July 27, 2013, the Company had gross unrealized loss positions of $1.8 million and gross unrealized gain positions of $1.2 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.
Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In United States dollars	As of July 27, 2013	As of October 27, 2012	As of July 27, 2013	As of October 27, 2012
Euro	$26,487	$43,357	$—	$—
British pound	10,026	20,499	—	—
Indian rupee	21,092	16,046	—	—
Singapore dollar	5,797	12,918	—	—
Japanese yen	9,961	3,776	4,191	12,068
Swiss franc	4,283	8,575	—	—
Total	$77,646	$105,171	$4,191	$12,068

The Company utilizes a rolling hedge strategy for the majority of its foreign currency derivative instruments with cash flow hedge accounting designation that hedges exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. All of the Company’s foreign currency forward contracts are single delivery, which are settled at maturity involving one cash payment.

11. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, was included in the following line items of the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012
Cost of revenues	$3,858	$3,074	$11,345	$12,045
Research and development	4,020	3,110	13,205	13,741
Sales and marketing	7,164	4,483	23,321	24,946
General and administrative	3,727	2,402	9,220	8,014
Total stock-based compensation	$18,769	$13,069	$57,091	$58,746

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Nine Months Ended
	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012
Stock options, including variable options	$828	$169	$1,818	$899
Restricted stock awards and restricted stock units (“RSUs”)	11,202	7,720	38,351	44,441
Employee stock purchase plan (“ESPP”)	6,739	5,180	16,922	13,406
Total stock-based compensation	$18,769	$13,069	$57,091	$58,746
The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of July 27, 2013, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$4,493	1.60
RSUs	$100,627	2.13
ESPP	$9,862	0.97

The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended		Nine Months Ended
	July 27, 2013		July 28, 2012
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	2,875	$2.34	160	$2.39
RSUs	11,519	$5.70	8,582	$4.84
The total intrinsic value of stock options exercised for the nine months ended July 27, 2013, and July 28, 2012, was $19.5 million and $23.1 million, respectively.

12. Interest and Other Income (Loss), net
On May 20, 2013, Brocade and A10 Networks, Inc. (“A10”) reached an agreement to settle both the lawsuit that Brocade filed against A10, A10’s founder and other individuals in the United States District Court for the Northern District of California on August 4, 2010, and the lawsuit that A10 filed against Brocade on September 9, 2011, along with all related claims as described in Note 9, “Commitments and Contingencies - Intellectual Property Litigation,” of the Notes to Condensed Consolidated Financial Statements.
Among other agreed upon terms, A10 has granted the Company a broad patent license and agreed to pay the Company $5.0 million in cash and issued a $70.0 million unsecured convertible promissory note payable to the Company. The note bears interest at 8% per annum and is due and payable on demand at any time after January 22, 2014. The note may be prepaid at any time, but if the note is not paid in full within 90 days of its issuance, then the Company will receive warrants to purchase A10 preferred shares and will receive additional warrants every 30 days thereafter that the note is not paid in full. A10 also has agreed not to use any of the versions of source code that were found to infringe any of Brocade's copyrights, patents or trade secrets, except as necessary to service prior versions of product already sold to and in the possession of A10's customers. In addition, the settlement provides certain mutual covenants not to sue for various periods of time and certain general releases.
Based on the fair value of the consideration received as a result of this settlement, the Company recognized a gain of $76.8 million in the third quarter of fiscal year 2013, which is reported within “Interest and Other Income (Loss), net” in the Condensed Consolidated Statements of Income for the three and nine months ended July 27, 2013.
The unsecured convertible promissory note was reported within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheet as of July 27, 2013. The current and non-current portion of the $1.8 million in fair value of certain licensing rights granted to the Company as part of the settlement were reported within “Prepaid expenses and other current assets” and “Other assets,” respectively, in the Condensed Consolidated Balance Sheet as of July 27, 2013.

13. Income Taxes
In general, the Company’s provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits.
For the three and nine months ended July 27, 2013, the Company recorded income tax expense of $23.1 million and $111.2 million, respectively. The tax reported included discrete benefits of $7.1 million from reserve releases resulting from expiring statute of limitations and settlement of tax audits for the three months ended July 27, 2013. For the nine months ended July 27, 2013, the tax reported also includes a discrete charge of $78.2 million to reduce previously recognized California deferred tax assets due to California law changes, partially offset by discrete benefits from a reserve release resulting from the settlement of an IRS audit of $10.6 million and an increase in the federal research and development tax credit of $5.7 million that was reinstated on January 2, 2013, for two years and made retroactive to January 1, 2012.
For the three and nine months ended July 28, 2012, the Company recorded an income tax expense of $15.0 million and $11.1 million, respectively. The tax reported includes discrete benefits from net reserve releases related to settling tax audits and from expiring statutes of limitations, partially offset by the federal research and development tax credit which expired on December 31, 2011, and, therefore, was not applicable in calendar year 2012.
The total amount of net unrecognized tax benefits of $72.1 million as of July 27, 2013, would affect the Company’s effective tax rate, if recognized. Although the timing of the closure of audits is highly uncertain, it is reasonably possible that the balance of unrecognized tax benefits could change during the remainder of fiscal year 2013.
The IRS and other tax authorities regularly examine the Company’s income tax returns. The IRS is currently examining fiscal years 2009 and 2010. In addition, the Company is in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. The Company believes that reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. The Company believes that before the end of fiscal year 2013, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the Company estimates the range of potential decreases in underlying uncertain tax positions is between $0 and $3.6 million in the next twelve months.
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

14. Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the Company’s CODM is its Chief Executive Officer.

Brocade is organized into four operating segments: Storage Area Networking (“SAN”) Products, formerly referred to as Data Storage Products, Global Services, Ethernet Switching & Internet Protocol (“IP”) Routing, and Application Delivery Products (“ADP”). SAN and Global Services are two individually reportable segments, and the other two operating segments, Ethernet Switching & IP Routing and ADP, combine to form a third reportable segment: IP Networking Products, formerly referred to as Ethernet Products. These segments are organized principally by product category.
Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of July 27, 2013, were attributable to its United States operations.
Summarized financial information by reportable segment for the three and nine months ended July 27, 2013, and July 28, 2012, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended July 27, 2013
Net revenues	$314,087	$133,906	$88,558	$536,551
Cost of revenues	85,611	74,830	37,908	198,349
Gross margin	$228,476	$59,076	$50,650	$338,202
Three months ended July 28, 2012
Net revenues	$321,464	$145,817	$88,051	$555,332
Cost of revenues	87,113	86,524	41,217	214,854
Gross margin	$234,351	$59,293	$46,834	$340,478
Nine months ended July 27, 2013
Net revenues	$994,909	$407,077	$262,078	$1,664,064
Cost of revenues	270,461	228,954	118,410	617,825
Gross margin	$724,448	$178,123	$143,668	$1,046,239
Nine months ended July 28, 2012
Net revenues	$1,017,258	$382,429	$259,726	$1,659,413
Cost of revenues	273,308	239,913	123,863	637,084
Gross margin	$743,950	$142,516	$135,863	$1,022,329

15. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012
Basic net income per-share
Net income	$118,696	$43,300	$144,390	$141,180
Weighted-average shares used in computing basic net income per-share	449,446	457,147	452,474	455,727
Basic net income per-share	$0.26	$0.09	$0.32	$0.31
Diluted net income per-share
Net income	$118,696	$43,300	$144,390	$141,180
Weighted-average shares used in computing basic net income per-share	449,446	457,147	452,474	455,727
Dilutive potential common shares in the form of stock options	2,842	6,172	3,686	8,391
Dilutive potential common shares in the form of other share-based awards	9,056	6,252	8,701	7,601
Weighted-average shares used in computing diluted net income per-share	461,344	469,571	464,861	471,719
Diluted net income per-share	$0.26	$0.09	$0.31	$0.30
Antidilutive potential common shares in the form of (1)
Stock options	13,146	17,742	14,637	17,437
Other share-based awards	12	1,000	171	728

(1)	These amounts are excluded from the computation of diluted net income per-share.

16. Guarantor and Non-Guarantor Subsidiaries
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
The following is the condensed consolidated balance sheet as of July 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$270,192	$3,643	$516,258	$—	$790,093
Accounts receivable, net	129,224	360	88,878	—	218,462
Inventories	42,517	—	8,084	—	50,601
Intercompany receivables	—	487,040	—	(487,040)	—
Other current assets	151,710	235	11,854	1,632	165,431
Total current assets	593,643	491,278	625,074	(485,408)	1,224,587
Property and equipment, net	471,893	534	15,517	—	487,944
Investment in subsidiaries	997,365	—	—	(997,365)	—
Other non-current assets	1,718,120	87,244	3,836	—	1,809,200
Total assets	$3,781,021	$579,056	$644,427	$(1,482,773)	$3,521,731
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,048	$17	$23,871	$—	$95,936
Current portion of long-term debt	2,367	—	—	—	2,367
Intercompany payables	456,806	—	30,234	(487,040)	—
Other current liabilities	276,789	6,710	119,204	1,632	404,335
Total current liabilities	808,010	6,727	173,309	(485,408)	502,638
Long-term debt, net of current portion	596,524	—	—	—	596,524
Other non-current liabilities	69,258	2,428	43,654	—	115,340
Total liabilities	1,473,792	9,155	216,963	(485,408)	1,214,502
Total stockholders’ equity	2,307,229	569,901	427,464	(997,365)	2,307,229
Total liabilities and stockholders’ equity	$3,781,021	$579,056	$644,427	$(1,482,773)	$3,521,731

The following is the condensed consolidated balance sheet as of October 27, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$284,466	$680	$428,080	$—	$713,226
Accounts receivable, net	150,367	(1,847)	84,619	—	233,139
Inventories	55,084	—	13,095	—	68,179
Intercompany receivables	—	478,133	—	(478,133)	—
Other current assets	124,690	514	15,606	225	141,035
Total current assets	614,607	477,480	541,400	(477,908)	1,155,579
Property and equipment, net	500,530	213	18,197	—	518,940
Investment in subsidiaries	871,157	—	—	(871,157)	—
Other non-current assets	1,814,729	90,766	1,247	—	1,906,742
Total assets	$3,801,023	$568,459	$560,844	$(1,349,065)	$3,581,261
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,661	$—	$24,689	$—	$117,350
Current portion of long-term debt	2,226	(249)	—	—	1,977
Intercompany payables	434,981	—	43,152	(478,133)	—
Other current liabilities	346,959	7,628	136,329	225	491,141
Total current liabilities	876,827	7,379	204,170	(477,908)	610,468
Long-term debt, net of current portion	599,203	—	—	—	599,203
Other non-current liabilities	89,173	2,429	44,168	—	135,770
Total liabilities	1,565,203	9,808	248,338	(477,908)	1,345,441
Total stockholders’ equity	2,235,820	558,651	312,506	(871,157)	2,235,820
Total liabilities and stockholders’ equity	$3,801,023	$568,459	$560,844	$(1,349,065)	$3,581,261

The following is the condensed consolidated statement of operations for the three months ended July 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$327,422	$1,053	$208,076	$—	$536,551
Intercompany revenues	5,647	—	7,855	(13,502)	—
Total net revenues	333,069	1,053	215,931	(13,502)	536,551
Cost of revenues	137,260	6,891	52,453	1,745	198,349
Intercompany cost of revenues	(14,489)	—	27,991	(13,502)	—
Total cost of revenues	122,771	6,891	80,444	(11,757)	198,349
Gross margin (loss)	210,298	(5,838)	135,487	(1,745)	338,202
Operating expenses	198,119	9,888	57,577	(1,745)	263,839
Intercompany operating expenses (income)	(14,763)	(11)	14,774	—	—
Total operating expenses	183,356	9,877	72,351	(1,745)	263,839
Income (loss) from operations	26,942	(15,715)	63,136	—	74,363
Other income (expense)	67,657	350	(570)	—	67,437
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	94,599	(15,365)	62,566	—	141,800
Income tax expense (benefit)	26,079	—	(2,975)	—	23,104
Equity in net earnings (losses) of subsidiaries	50,176	—	—	(50,176)	—
Net income (loss)	$118,696	$(15,365)	$65,541	$(50,176)	$118,696
The following is the condensed consolidated statement of operations for the three months ended July 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$353,594	$1,038	$200,700	$—	$555,332
Intercompany revenues	11,442	—	5,239	(16,681)	—
Total net revenues	365,036	1,038	205,939	(16,681)	555,332
Cost of revenues	145,292	10,291	56,246	3,025	214,854
Intercompany cost of revenues	(8,078)	—	24,759	(16,681)	—
Total cost of revenues	137,214	10,291	81,005	(13,656)	214,854
Gross margin (loss)	227,822	(9,253)	124,934	(3,025)	340,478
Operating expenses	204,948	12,893	55,441	(3,025)	270,257
Intercompany operating expenses (income)	(38,781)	(7,971)	46,752	—	—
Total operating expenses	166,167	4,922	102,193	(3,025)	270,257
Income (loss) from operations	61,655	(14,175)	22,741	—	70,221
Other income (expense)	(11,495)	45	(476)	—	(11,926)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	50,160	(14,130)	22,265	—	58,295
Income tax expense	13,032	—	1,963	—	14,995
Equity in net earnings (losses) of subsidiaries	6,172	—	—	(6,172)	—
Net income (loss)	$43,300	$(14,130)	$20,302	$(6,172)	$43,300

The following is the condensed consolidated statement of operations for the nine months ended July 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,004,002	$3,176	$656,886	$—	$1,664,064
Intercompany revenues	21,881	—	17,680	(39,561)	—
Total net revenues	1,025,883	3,176	674,566	(39,561)	1,664,064
Cost of revenues	405,005	29,104	177,744	5,972	617,825
Intercompany cost of revenues	(41,711)	—	81,272	(39,561)	—
Total cost of revenues	363,294	29,104	259,016	(33,589)	617,825
Gross margin (loss)	662,589	(25,928)	415,550	(5,972)	1,046,239
Operating expenses	608,523	30,941	187,914	(5,972)	821,406
Intercompany operating expenses (income)	(89,648)	(14,288)	103,936	—	—
Total operating expenses	518,875	16,653	291,850	(5,972)	821,406
Income (loss) from operations	143,714	(42,581)	123,700	—	224,833
Other income (expense)	34,305	306	(3,486)	(391)	30,734
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	178,019	(42,275)	120,214	(391)	255,567
Income tax expense	109,114	866	1,197	—	111,177
Equity in net earnings (losses) of subsidiaries	75,875	—	—	(75,875)	—
Net income (loss)	$144,780	$(43,141)	$119,017	$(76,266)	$144,390
The following is the condensed consolidated statement of operations for the nine months ended July 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,046,498	$3,777	$609,138	$—	$1,659,413
Intercompany revenues	36,049	—	19,308	(55,357)	—
Total net revenues	1,082,547	3,777	628,446	(55,357)	1,659,413
Cost of revenues	417,480	38,279	173,170	8,155	637,084
Intercompany cost of revenues	(23,244)	—	78,601	(55,357)	—
Total cost of revenues	394,236	38,279	251,771	(47,202)	637,084
Gross margin (loss)	688,311	(34,502)	376,675	(8,155)	1,022,329
Operating expenses	620,073	43,382	175,620	(8,155)	830,920
Intercompany operating expenses (income)	(105,706)	(20,532)	126,238	—	—
Total operating expenses	514,367	22,850	301,858	(8,155)	830,920
Income (loss) from operations	173,944	(57,352)	74,817	—	191,409
Other expense	(34,692)	(61)	(4,396)	—	(39,149)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	139,252	(57,413)	70,421	—	152,260
Income tax expense	4,910	—	6,170	—	11,080
Equity in net earnings (losses) of subsidiaries	6,838	—	—	(6,838)	—
Net income (loss)	$141,180	$(57,413)	$64,251	$(6,838)	$141,180

The following is the condensed consolidated statement of comprehensive income (loss) for the three months ended July 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$118,696	$(15,365)	$65,541	$(50,176)	$118,696
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(1,000)	—	(1,000)
Net gains reclassified into earnings	—	—	(10)	—	(10)
Net unrealized losses on cash flow hedges	—	—	(1,010)	—	(1,010)
Foreign currency translation adjustments	23	—	(1,493)	—	(1,470)
Total other comprehensive income (loss)	23	—	(2,503)	—	(2,480)
Total comprehensive income (loss)	$118,719	$(15,365)	$63,038	$(50,176)	$116,216

The following is the condensed consolidated statement of comprehensive income (loss) for the three months ended July 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$43,300	$(14,130)	$20,302	$(6,172)	$43,300
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(3,518)	—	(3,518)
Net losses reclassified into earnings	—	—	2,099	—	2,099
Net unrealized losses on cash flow hedges	—	—	(1,419)	—	(1,419)
Foreign currency translation adjustments	162	—	(3,113)	—	(2,951)
Total other comprehensive income (loss)	162	—	(4,532)	—	(4,370)
Total comprehensive income (loss)	$43,462	$(14,130)	$15,770	$(6,172)	$38,930

The following is the condensed consolidated statement of comprehensive income (loss) for the nine months ended July 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$144,780	$(43,141)	$119,017	$(76,266)	$144,390
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(2,998)	—	(2,998)
Net gains reclassified into earnings	—	—	(214)	—	(214)
Net unrealized losses on cash flow hedges	—	—	(3,212)	—	(3,212)
Foreign currency translation adjustments	1,149	(628)	(4,133)	—	(3,612)
Total other comprehensive income (loss)	1,149	(628)	(7,345)	—	(6,824)
Total comprehensive income (loss)	$145,929	$(43,769)	$111,672	$(76,266)	$137,566

The following is the condensed consolidated statement of comprehensive income (loss) for the nine months ended July 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$141,180	$(57,413)	$64,251	$(6,838)	$141,180
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(7,800)	—	(7,800)
Net losses reclassified into earnings	—	—	5,022	—	5,022
Net unrealized losses on cash flow hedges	—	—	(2,778)	—	(2,778)
Foreign currency translation adjustments	296	—	(4,723)	—	(4,427)
Total other comprehensive income (loss)	296	—	(7,501)	—	(7,205)
Total comprehensive income (loss)	$141,476	$(57,413)	$56,750	$(6,838)	$133,975

The following is the condensed consolidated statement of cash flows for the nine months ended July 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$181,335	$2,846	$97,079	$—	$281,260
Cash flows from investing activities:
Purchases of property and equipment	(35,969)	(23)	(5,957)	—	(41,949)
Net cash acquired (paid) in connection with acquisition	(44,769)	140	—	—	(44,629)
Net cash provided by (used in) investing activities	(80,738)	117	(5,957)	—	(86,578)
Cash flows from financing activities:
Proceeds from senior unsecured notes	296,250	—	—	—	296,250
Payment of debt issuance costs related to senior unsecured notes	(992)	—	—	—	(992)
Payment of principal related to senior secured notes	(300,000)	—	—	—	(300,000)
Payment of principal related to capital leases	(1,536)	—	—	—	(1,536)
Common stock repurchases	(187,360)	—	—	—	(187,360)
Proceeds from issuance of common stock	71,858	—	—	—	71,858
Excess tax benefits from stock-based compensation	6,909	—	—	—	6,909
Net cash used in financing activities	(114,871)	—	—	—	(114,871)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(2,944)	—	(2,944)
Net increase (decrease) in cash and cash equivalents	(14,274)	2,963	88,178	—	76,867
Cash and cash equivalents, beginning of period	284,466	680	428,080	—	713,226
Cash and cash equivalents, end of period	$270,192	$3,643	$516,258	$—	$790,093

The following is the condensed consolidated statement of cash flows for the nine months ended July 28, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$304,610	$(716)	$76,484	$—	$380,378
Cash flows from investing activities:
Proceeds from sale of subsidiary	35	—	—	—	35
Purchases of property and equipment	(47,341)	—	(8,664)	—	(56,005)
Net cash used in investing activities	(47,306)	—	(8,664)	—	(55,970)
Cash flows from financing activities:
Payment of principal related to the term loan	(160,000)	—	—	—	(160,000)
Payment of principal related to capital leases	(1,389)	—	—	—	(1,389)
Common stock repurchases	(70,153)	—	—	—	(70,153)
Proceeds from issuance of common stock	76,472	—	—	—	76,472
Excess tax benefits from stock-based compensation	1,338	—	—	—	1,338
Net cash used in financing activities	(153,732)	—	—	—	(153,732)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(4,252)	—	(4,252)
Net increase (decrease) in cash and cash equivalents	103,572	(716)	63,568	—	166,424
Cash and cash equivalents, beginning of period	101,366	1,528	311,308	—	414,202
Cash and cash equivalents, end of period	$204,938	$812	$374,876	$—	$580,626

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on December 14, 2012.

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
We expect growth opportunities in the SAN market to be driven by key customer Information Technology (“IT”) initiatives such as server virtualization, enterprise mobility, data center consolidation, migration to higher performance technologies such as solid state storage and cloud computing initiatives. Our IP Networking business strategies are intended to increase new customer accounts and expand our market share through product innovation, such as our Ethernet fabric products, and the development of and expansion of our routes to market. The success of Ethernet fabrics, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures and our future success in this area would be negatively impacted if this technological transition does not occur at the anticipated rate, or at all. We plan to continue to support our SAN and IP Networking growth plans by continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging technologies, new product introductions and enhancing our existing partnerships and forming new ones through our various distribution channels.
We recently announced that we are making certain changes in our strategic direction by focusing on key technology segments, as well as investing in data center and public sector market opportunities. As part of this anticipated change in focus, we expect to reduce cost of revenues and other operating expenses by $100 million on an annualized basis by the second quarter of fiscal year 2014. This anticipated change in focus will also result in the rebalancing of resources away from certain non-key areas of our business and may impact our ability to generate revenue from certain markets, geographies and customers. While we have already achieved a significant portion of these expense reduction opportunities by focusing on the optimization of discretionary spending and rebalancing resources, we would expect to achieve the balance of the targeted cost reduction opportunities through continued focus in the same areas.
We continue to face multiple challenges, including aggressive price discounting from competitors, new product introductions from competitors, rapid adoption of new technologies by customers, uncertainty in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as uncertain federal government spending in the United States. We are also cautious about the stability and health of certain international markets, including China and Europe, and current global and country-specific dynamics, including inflationary risks in China and the continuing sovereign debt risk, particularly in Europe. These factors may impact our business and that of our partners. While the diversification of our business model helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long-term, it is difficult to offset short-term reductions in IT spending, which may adversely affect our financial results and stock price.
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
Our plans for our operating cash flows are to provide liquidity for operations, to repurchase our stock to reduce the dilutive effects of our equity award programs and, from time-to-time, we may also opportunistically repurchase our stock under our previously announced stock repurchase programs. In addition, we may use our operating cash flows to strengthen our networking portfolios through acquisitions and strategic investments.

Results of Operations
Our results of operations for the three and nine months ended July 27, 2013, and July 28, 2012, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.

Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products, and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 27, 2013	% of Net Revenues	July 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$314,087	58.5%	$321,464	57.9%	$(7,377)	(2.3)%
IP Networking Products	133,906	25.0%	145,817	26.2%	(11,911)	(8.2)%
Global Services	88,558	16.5%	88,051	15.9%	507	0.6%
Total net revenues	$536,551	100.0%	$555,332	100.0%	$(18,781)	(3.4)%

	Nine Months Ended
	July 27, 2013	% of Net Revenues	July 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$994,909	59.8%	$1,017,258	61.3%	$(22,349)	(2.2)%
IP Networking Products	407,077	24.5%	382,429	23.0%	24,648	6.4%
Global Services	262,078	15.7%	259,726	15.7%	2,352	0.9%
Total net revenues	$1,664,064	100.0%	$1,659,413	100.0%	$4,651	0.3%

The decrease in total net revenues for the three months ended July 27, 2013, compared to the three months ended July 28, 2012, primarily reflects lower sales for our SAN products and IP Networking products.

•
The decrease in SAN product revenues was caused by a decrease in director and server product revenues due to weaker demand from our OEMs and weaker end-user demand in the overall storage market during the first half of calendar year 2013. We continue to maintain a positive view of the long-term SAN market despite a soft storage market in the near term. The decrease in SAN product revenues was partially offset by the continued strong growth in sales of our Gen 5 Fibre Channel products. Our average selling price per port slightly decreased by 0.3% during the three months ended July 27, 2013, which, combined with the 2.0% decrease in the number of ports shipped during the same period, resulted in lower SAN product revenues for the three months ended July 27, 2013;

•
The decrease in IP Networking product revenues primarily reflects lower revenues from our Ethernet switch and IP routing products, partially offset by an increase in sales of our ADX and converged network adapter products. The decline was primarily due to lower-than-expected revenues from our U.S. federal government end customers, partially offset by an increase in revenues from our service provider end customers. Revenues from our U.S. federal government end customers decreased due to the current challenging federal environment and sequester, which we believe will continue in the near term. As the percentage of our IP Networking products being sold through two-tier distribution has increased, it has become increasingly difficult to quantify our revenues by end customer, and therefore, these results are based solely on our estimates; and

•
The slight increase in Global Services revenues was primarily attributable to an increase in the sales of initial support contracts and renewal support contracts for both our SAN products and IP Networking products, partially offset by a decrease in professional services and out-of-warranty repair revenues.

The increase in total net revenues for the nine months ended July 27, 2013, compared to the nine months ended July 28, 2012, reflects higher sales due to a combination of favorable factors for our IP Networking products and our Global Services offerings, partially offset by lower sales for our SAN products.

•
The decrease in SAN product revenues was caused by a decrease in director and server product revenues due to weaker demand from our OEMs and weaker end-user demand in the overall storage market during the first half of calendar year 2013. We continue to maintain a positive view of the long-term SAN market despite a soft storage market in the near term. The decrease in SAN product revenues was partially offset by the continued strong growth in sales of our Gen 5 Fibre Channel products. The continued growth in our Gen 5 Fibre Channel products helped to increase our average selling price per port by 2.9% during the nine months ended July 27, 2013, which partially offset the 5.0% decrease in the number of ports shipped during the same period;

•
The increase in IP Networking product revenues primarily reflects higher revenues from our Ethernet switch, IP routing and application delivery products. We estimate that revenues from our service provider and enterprise end customers have increased for the nine months ended July 27, 2013, compared to the nine months ended July 28, 2012, while revenues from our U.S. federal government end customers have decreased due to the current challenging federal environment and sequester which caused a delay in the orders for some funded projects. As the percentage of our IP Networking products being sold through two-tier distribution has increased, it has become increasingly difficult to quantify our revenues by end customer, and therefore, these results are based solely on our estimates; and

•
The increase in Global Services revenues was primarily attributable to an increase in the sales of initial support contracts and renewal support contracts for both our SAN products and IP Networking products, partially offset by a decrease in professional services and out-of-warranty repair revenues.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 27, 2013	% of Net Revenues	July 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$328,475	61.2%	$354,632	63.8%	$(26,157)	(7.4)%
Europe, the Middle East and Africa (1)	127,241	23.7%	116,033	20.9%	11,208	9.7%
Asia Pacific	46,164	8.6%	45,371	8.2%	793	1.7%
Japan	24,266	4.5%	29,417	5.3%	(5,151)	(17.5)%
Canada, Central and South America	10,405	2.0%	9,879	1.8%	526	5.3%
Total net revenues	$536,551	100.0%	$555,332	100.0%	$(18,781)	(3.4)%

(1)	Includes net revenues of $80.5 million and $59.3 million for the three months ended July 27, 2013, and the three months ended July 28, 2012, respectively, relating to the Netherlands.

	Nine Months Ended
	July 27, 2013	% of Net Revenues	July 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$1,007,108	60.5%	$1,050,274	63.3%	$(43,166)	(4.1)%
Europe, the Middle East and Africa (2)	415,332	25.0%	358,893	21.6%	56,439	15.7%
Asia Pacific	135,216	8.1%	144,768	8.7%	(9,552)	(6.6)%
Japan	77,101	4.6%	72,046	4.4%	5,055	7.0%
Canada, Central and South America	29,307	1.8%	33,432	2.0%	(4,125)	(12.3)%
Total net revenues	$1,664,064	100.0%	$1,659,413	100.0%	$4,651	0.3%

(2)	Includes net revenues of $257.9 million and $183.0 million for the nine months ended July 27, 2013, and the nine months ended July 28, 2012, respectively, relating to the Netherlands.

Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but end-user location data indicate that international revenues comprise a larger percentage of our total net revenues than the attributed revenues above may indicate.

International revenues for the three months ended July 27, 2013, increased as a percentage of total net revenues compared to the three months ended July 28, 2012, primarily due to lower revenue from IP Networking products sold into the U.S federal market, as well as higher revenues from our SAN product sales to a certain OEM partner in Europe, the Middle East and Africa region relative to total net revenues. International revenues for the nine months ended July 27, 2013, increased as a percentage of total net revenues compared to the nine months ended July 28, 2012, primarily due to a shift in the mix of SAN product sales to certain of our OEM partners from the United States region to the Europe, the Middle East and Africa regions relative to total net revenues.

A significant portion of our revenues are concentrated among a relatively small number of OEM customers. For the three months ended July 27, 2013, three customers accounted for 20%, 15%, and 12%, respectively, of our total net revenues for a combined total of 47% of total net revenues. For the three months ended July 28, 2012, four customers accounted for 16%, 16%, 13%, and 10%, respectively, of our total net revenues for a combined total of 55% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.
Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 27, 2013	% of Net Revenues	July 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$228,476	72.7%	$234,351	72.9%	$(5,875)	(0.2)%
IP Networking Products	59,076	44.1%	59,293	40.7%	(217)	3.4%
Global Services	50,650	57.2%	46,834	53.2%	3,816	4.0%
Total gross margin	$338,202	63.0%	$340,478	61.3%	$(2,276)	1.7%

	Nine Months Ended
	July 27, 2013	% of Net Revenues	July 28, 2012	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$724,448	72.8%	$743,950	73.1%	$(19,502)	(0.3)%
IP Networking Products	178,123	43.8%	142,516	37.3%	35,607	6.5%
Global Services	143,668	54.8%	135,863	52.3%	7,805	2.5%
Total gross margin	$1,046,239	62.9%	$1,022,329	61.6%	$23,910	1.3%
For the three months ended July 27, 2013, compared to the three months ended July 28, 2012, total gross margin decreased in absolute dollars and increased as a percentage of total net revenues due to a combination of factors for our SAN products, IP Networking products and Global Services offerings, as further described below.
Gross margin percentage by reportable segment increased or decreased for the three months ended July 27, 2013, compared to the three months ended July 28, 2012, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues decreased due to a 1.2% increase in manufacturing overhead costs relative to net revenues primarily due to an increase in per product unit overhead cost, partially offset by a 0.4% decrease in discrete period costs relative to net revenues. Additionally, amortization of SAN-related intangible assets decreased by 0.4% relative to net revenues;

•	IP Networking gross margins relative to net revenues increased primarily due to a 2.6% decrease in product costs and a 1.0% decrease in manufacturing overhead costs; and

•
Global Services gross margins relative to net revenues increased primarily due to a 5.1% decrease in service and support costs relative to net revenues, primarily due to a decrease in nonrecurring inventory excess and obsolescence charges during the three months ended July 27, 2013, as well as decreases in legal and IT expenses, partially offset by a 1.1% increase in stock-based compensation expense relative to net revenues.

For the nine months ended July 27, 2013, compared to the nine months ended July 28, 2012, total gross margin increased in absolute dollars and as a percentage of total net revenues due to a combination of factors for our SAN products, IP Networking products and Global Services offerings, as further described below.

Gross margin percentage by reportable segment increased or decreased for the nine months ended July 27, 2013, compared to the nine months ended July 28, 2012, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues decreased due to a 1.4% increase in manufacturing overhead costs relative to net revenues primarily due to an increase in per product unit overhead cost, partially offset by a 0.6% decrease in amortization of SAN-related intangible assets and a 0.4% decrease in discrete period costs, in each case, relative to net revenues;

•
IP Networking gross margins relative to net revenues increased primarily due to a 2.8% decrease in product costs, a 2.6% decrease in manufacturing overhead costs, and a 1.5% decrease in discrete period costs, in each case, relative to net revenues. These decreases were partially offset by the costs associated with certain Foundry pre-acquisition litigation which caused a 0.8% increase in costs, relative to net revenues; and

•
Global Services gross margins relative to net revenues increased primarily due to a 2.6% decrease in service and support costs relative to net revenues, primarily due to a decrease in period costs related to improved utilization of service inventory assets within our spares depot, as well as decreases in legal, IT and facilities expenses.

Stock-based compensation expense. Stock-based compensation expense is summarized as follows (in thousands, except percentages):

	July 27, 2013		July 28, 2012
Stock-based compensation expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$18,769	3.5%	$13,069	2.4%	$5,700	43.6%
Nine months ended	$57,091	3.4%	$58,746	3.5%	$(1,655)	(2.8)%
The increase in stock-based compensation expense for the three months ended July 27, 2013, compared to the three months ended July 28, 2012, was primarily due to higher forfeiture-related reversals of previously recognized expense during the three months ended July 28, 2012, as compared to the three months ended July 27, 2013. The increase was also due to the incremental expense resulting from higher contributions for our 2009 Employee Stock Purchase Plan (“ESPP”) purchase period that closed in the third fiscal quarter of 2013 as compared to the contributions for the purchase period that closed in the third fiscal quarter of 2012.
The decrease in stock-based compensation expense for the nine months ended July 27, 2013, compared to the nine months ended July 28, 2012, was primarily due to a decline in the grant date per-unit fair value of our restricted stock unit grants when compared to the grant date per-unit fair value of earlier grants that have become fully vested over the same time period, partially offset by the incremental expense resulting from higher contributions for the ESPP purchase period that closed in the third fiscal quarter of 2013 as compared to the contributions for the purchase period that closed in the third fiscal quarter of 2012. The decline in grant date per-unit fair values was primarily due to lower average grant date stock prices for the restricted stock units amortized during the nine months ended July 27, 2013 as compared to the restricted stock units amortized during the nine months ended July 28, 2012 (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).
Research and development expenses. Research and development (“R&D”) expenses consist primarily of compensation and related expenses for personnel engaged in engineering and R&D activities, fees paid to consultants and outside service providers, engineering expenses, which primarily consist of nonrecurring engineering charges and prototyping expenses related to the design, development, testing and enhancement of our products, depreciation related to engineering and test equipment, and expenses related to IT, facilities and other shared functions.
R&D expenses are summarized as follows (in thousands, except percentages):

	July 27, 2013		July 28, 2012
Research and development expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$92,969	17.3%	$90,530	16.3%	$2,439	2.7%
Nine months ended	$289,088	17.4%	$272,780	16.4%	$16,308	6.0%

R&D expenses increased for the three months ended July 27, 2013, compared to the three months ended July 28, 2012, due to the following (in thousands):

Increase (Decrease)
Salaries and other compensation	$3,691
Various individually insignificant items	1,392
The increase in R&D expenses was partially offset by a decrease in the following:
Expenses related to legal, IT, facilities and other shared functions	(2,644)
Total change	$2,439
Salaries and wages increased primarily due to an increase in salaries and incentive compensation for employees added from the Vyatta, Inc. (“Vyatta”) acquisition, as well as merit-based increases in salaries and headcount growth related to other Brocade personnel. Expenses related to legal, IT, facilities and other shared functions allocated to research and development activities decreased primarily due to lower legal expenses due to recent litigation settlements, and lower IT expenses as part of our spending reduction plan.
R&D expenses increased for the nine months ended July 27, 2013, compared to the nine months ended July 28, 2012, due to the following (in thousands):

Increase (Decrease)
Salaries and other compensation	$13,730
Engineering expenses	3,235
Depreciation expense	2,596
Various individually insignificant items	651
The increase in R&D expenses was partially offset by a decrease in the following:
Expenses related to legal, IT, facilities and other shared functions	(3,904)
Total change	$16,308
Salaries and wages increased primarily due to an increase in salaries and incentive compensation for employees added from the Vyatta acquisition, as well as merit-based increases in salaries and headcount growth related to other Brocade personnel. Engineering expenses increased primarily due to higher engineering spending related to new product development and higher prototype costs for the nine months ended July 27, 2013. In addition, depreciation expense increased due to additional equipment acquired for use in our engineering laboratories. Expenses related to legal, IT, facilities and other shared functions allocated to research and development activities decreased primarily due to lower legal expenses due to recent litigation settlements, and lower IT expenses as part of our spending reduction plan.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and expenses related to IT, facilities and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	July 27, 2013		July 28, 2012
Sales and marketing expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$139,220	25.9%	$146,378	26.4%	$(7,158)	(4.9)%
Nine months ended	$433,547	26.1%	$457,921	27.6%	$(24,374)	(5.3)%

Sales and marketing expenses decreased for the three months ended July 27, 2013, compared to the three months ended July 28, 2012, due to the following (in thousands):

Increase (Decrease)
Expenses related to legal, IT, facilities and other shared functions	$(3,640)
Outside services and other marketing expenses	(3,152)
Salaries and other compensation	(2,697)
Various individually insignificant items	(350)
The decrease in sales and marketing expenses was partially offset by an increase in the following:
Stock-based compensation expense	2,681
Total change	$(7,158)
Expenses related to legal, IT, facilities and other shared functions allocated to sales and marketing activities decreased primarily due to lower legal expenses due to recent litigation settlements, and lower IT expenses as part of our spending reduction plan. Outside services and other marketing expenses decreased primarily due to less spending on conferences, trade shows and advertising, in the three months ended July 27, 2013. Salaries and wages decreased primarily due to decreased headcount, which also resulted in lower variable compensation and commissions, partially offset by headcount growth from the Vyatta acquisition. The decrease in sales and marketing expenses was partially offset by an increase in stock-based compensation expense due to higher forfeiture-related reversals of previously recognized expense during the three months ended July 28, 2012, as compared to the three months ended July 27, 2013. Stock-based compensation expense also increased due to incremental expense resulting from higher contributions for the ESPP purchase period that closed in the third fiscal quarter of 2013 as compared to the contributions for the purchase period that closed in the third fiscal quarter of 2012 (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).
Sales and marketing expenses decreased for the nine months ended July 27, 2013, compared to the nine months ended July 28, 2012, due to the following (in thousands):

Increase (Decrease)
Salaries and other compensation	$(8,961)
Outside services and other marketing expenses	(7,249)
Expenses related to legal, IT, facilities and other shared functions	(7,001)
Stock-based compensation expense	(1,625)
The decrease in sales and marketing expenses was partially offset by an increase in the following:
Various individually insignificant items	462
Total change	$(24,374)
Salaries and wages decreased primarily due to decreased headcount, net of employees added from the Vyatta acquisition, which also resulted in lower variable compensation and commissions. Outside services and other marketing expenses decreased primarily due to less spending on conferences and trade shows, as well as on advertising, in the nine months ended July 27, 2013. Expenses related to legal, IT, facilities and other shared functions allocated to sales and marketing activities decreased primarily due to lower legal expenses due to recent litigation settlements, and to a lesser extent, lower IT and facilities expenses as part of our spending reduction plan. Stock-based compensation expense decreased primarily due to a decline in the grant date per-unit fair values of restricted stock units granted to employees in recent quarters, partially offset by the incremental expense resulting from higher contributions for the ESPP purchase period that closed in the third fiscal quarter of 2013 as compared to the contributions for the purchase period that closed in the third fiscal quarter of 2012. The decline in grant date per-unit fair values was primarily due to lower average grant date stock prices for the restricted stock units amortized during the nine months ended July 27, 2013 as compared to the restricted stock units amortized during the nine months ended July 28, 2012 (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of compensation and related expenses for corporate management, finance and accounting, human resources, legal, IT, facilities and investor relations, as well as recruiting expenses, professional fees, and other corporate expenses.
G&A expenses are summarized as follows (in thousands, except percentages):

	July 27, 2013		July 28, 2012
General and administrative expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$18,526	3.5%	$18,612	3.4%	$(86)	(0.5)%
Nine months ended	$57,640	3.5%	$55,752	3.4%	$1,888	3.4%
G&A expenses were relatively unchanged for the three months ended July 27, 2013, compared to the three months ended July 28, 2012, due to the following (in thousands):

Increase (Decrease)
Outside services expense	$(1,420)
The slight decrease in G&A expenses was partially offset by increases in the following:
Stock-based compensation expense	1,325
Various individually insignificant items	9
Total change	$(86)
Outside services expense decreased primarily due to lower legal expense resulting from the settlement of litigation matters during the nine months ended July 27, 2013, as well as decreased costs with respect to IT and finance-related projects as part of our spending reduction plan. The decrease in G&A expenses was partially offset by an increase in stock-based compensation expense due to higher forfeiture-related reversals of previously recognized expense during the three months ended July 28, 2012, as compared to the three months ended July 27, 2013 (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).
G&A expenses increased for the nine months ended July 27, 2013, compared to the nine months ended July 28, 2012, due to the following (in thousands):

Increase (Decrease)
Salaries and other compensation	$4,818
Stock-based compensation expense	1,206
Various individually insignificant items	1,019
The increase in G&A expenses was partially offset by a decrease in the following:
Outside services expense	(5,155)
Total change	$1,888
Salaries and wages expense increased primarily due to an increase in salaries and incentive compensation for employees added from the Vyatta acquisition, as well as merit-based increases in salaries and headcount growth related to other Brocade personnel, and severance and recruiting costs related to the transition to a new Chief Executive Officer. Stock-based compensation expense increased due to incremental expense resulting from higher contributions for the ESPP purchase period that closed in the third fiscal quarter of 2013 as compared to the contributions for the purchase period that closed in the third fiscal quarter of 2012 (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements). These increases were partially offset by a decrease in expense associated with outside services primarily due to lower legal expense resulting from the settlement of litigation matters during the nine months ended July 27, 2013, as well as decreased costs with respect to IT and finance-related projects as part of our spending reduction plan.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	July 27, 2013		July 28, 2012
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$13,124	2.4%	$14,737	2.7%	$(1,613)	(10.9)%
Nine months ended	$41,131	2.5%	$44,467	2.7%	$(3,336)	(7.5)%
The decrease in amortization of intangible assets for the three and nine months ended July 27, 2013, compared to the three and nine months ended July 28, 2012, was primarily due to the full amortization of certain of our intangible assets, partially offset by the additional amortization of the Vyatta intangible assets acquired in the first fiscal quarter of 2013.
Interest expense. Interest expense primarily represents the interest cost associated with our term loan, senior secured notes and senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	July 27, 2013		July 28, 2012
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	(Increase)/ Decrease	% Change
Three months ended	$(9,247)	(1.7)%	$(12,029)	(2.2)%	$2,782	23.1%
Nine months ended	$(46,047)	(2.8)%	$(37,804)	(2.3)%	$(8,243)	(21.8)%
The term loan facility was fully paid off in the fourth quarter of fiscal year 2012, which resulted in the decrease in interest expense for the three months ended July 27, 2013, compared to the three months ended July 28, 2012. The decrease in interest expense is also partially due to the refinancing of the 6.625% senior secured notes due 2018 (the “2018 Notes”). In January 2013, we issued $300.0 million in aggregate principal amount of 4.625% Senior Notes due 2023 (the “2023 Notes”) in a private placement (the “Offering”). The proceeds from the Offering, together with cash on hand, were used on February 21, 2013, to redeem all of the outstanding 2018 Notes, which had a higher interest rate. The transactions are described further below in “Liquidity and Capital Resources.”
Interest expense increased for the nine months ended July 27, 2013, compared to the nine months ended July 28, 2012, primarily due to the $15.3 million expense that we recorded in the first quarter of fiscal year 2013, for the call premium, debt issuance costs and original issue discount relating to the 2018 Notes, in accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest cost accounting, (additionally, see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	July 27, 2013		July 28, 2012
Interest and other income (loss), net:	Income	% of Net Revenues	Income/ (Loss)	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$76,684	14.3%	$103	0.0%	$76,581	*
Nine months ended	$76,781	4.6%	$(1,345)	(0.1)%	$78,126	*

* Not meaningful
Interest and other income (loss), net, increased for the three and nine months ended July 27, 2013, as compared to the three and nine months ended July 28, 2012, primarily due to the one-time gain of $76.8 million resulting from the litigation settlement with A10 Networks, Inc. (additionally, see Note 12, “Interest and Other Income (Loss), net,” of the Notes to Condensed Consolidated Financial Statements).

Income tax expense. Income tax expense and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Nine Months Ended
	July 27, 2013	July 28, 2012	July 27, 2013	July 28, 2012
Income tax expense	$23,104	$14,995	$111,177	$11,080
Effective tax rate	16.3%	25.7%	43.5%	7.3%
In general, our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits (additionally, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements).
The income tax expense recorded for the three months ended July 27, 2013, is partially offset by discrete benefits of $7.1 million from reserve releases resulting from expiring statute of limitations and settlement of tax audits. We recorded an income tax expense for the nine months ended July 27, 2013, primarily due to a discrete charge of $78.2 million to reduce previously recognized California deferred tax assets as a result of a change in California tax law. This charge was partially offset by discrete benefits discussed above, and from $10.6 million of reserve releases as a result of settling an IRS audit, and from an increase in the federal research and development tax credit of $5.7 million that was reinstated on January 2, 2013, for two years and made retroactive to January 1, 2012.
The income tax expense recorded for the three and nine months ended July 28, 2012, includes discrete benefits from net reserve releases related to settling tax audits and from expiring statutes of limitations, and a lower benefit from the federal research and development tax credit which expired on December 31, 2011, and, therefore, was not applicable in calendar year 2012.
Based on the fiscal year 2013 financial forecast, we expect our effective tax rate in fiscal year 2013 to be higher than fiscal year 2012. Factors such as the mix of IP Networking versus SAN products, and domestic versus international profits, affect our tax expense. As estimates and judgments are used to project such domestic and international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Our income tax provision could change from either effects of changing tax laws and regulations, or differences in international revenues and earnings from those historically achieved; a factor largely influenced by the buying behavior of our OEM and channel partners. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities due to their inherent uncertainty. Such settlements have in the past and could in the future materially impact our tax expense. Given that the tax rate is affected by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
The IRS and other tax authorities regularly examine our income tax returns. The IRS is currently examining our federal tax returns for fiscal years 2009 and 2010. In addition, we are in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. We believe that before the end of fiscal year 2013, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate the range of potential decreases in underlying uncertain tax positions is between $0 and $3.6 million in the next twelve months. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.
We believe that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that we will realize our deferred tax assets except for California deferred tax assets and our capital loss carryforwards. Accordingly, we apply a valuation allowance to the California deferred tax assets due to the recent change in California law and to capital loss carryforwards due to the limited carryforward periods of these tax assets.

Liquidity and Capital Resources

	July 27, 2013	October 27, 2012	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$790,093	$713,226	$76,867
Percentage of total assets	22%	20%
We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax, litigation settlements and other payments or receipts. For additional discussion, see “Part II - Other Information, Item 1A. Risk Factors.” In January 2013, we issued $300 million of the 2023 Notes in the Offering. On January 22, 2013, we called the 2018 Notes for redemption. On February 21, 2013, we used the net proceeds from the Offering, together with cash on hand, to redeem all of our outstanding 2018 Notes, including the payment of the applicable premium and expenses associated with the redemption, and the interest on the 2018 Notes up to the date of redemption (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
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

Financial Condition
Cash and cash equivalents as of July 27, 2013, increased by $76.9 million over the balance as of October 27, 2012, primarily due to the cash generated from operations and proceeds from the issuance of our common stock in connection with employee participation in our equity compensation plans, partially offset by the cash used for the acquisition of Vyatta, purchases of property and equipment and the repurchase of outstanding shares of our common stock.
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
A majority of our accounts receivable balance is derived from sales to our OEM partners. As of July 27, 2013, two customers accounted for 12% and 11%, respectively, of total accounts receivable, for a combined total of 23% of total accounts receivable. As of October 27, 2012, three customers accounted for 16%, 12% and 10%, respectively, of total accounts receivable, for a combined total of 38% of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Nine Months Ended July 27, 2013, Compared to Nine Months Ended July 28, 2012
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities decreased by $99.1 million primarily due to increased payments with respect to accrued employee incentive compensation and accounts payable, partially offset by a reduction of inventory balance. Fiscal year 2013 includes an annual payout of the employee incentive compensation for fiscal year 2012, as well as a semi-annual payout for the first half of fiscal year 2013. Fiscal year 2012 only includes a semi-annual payout of the employee incentive compensation for the second half of fiscal year 2011.
Investing Activities. Net cash used in investing activities increased by $30.6 million. The increase was primarily due to cash used for the acquisition of Vyatta during the three months ended January 26, 2013, partially offset by a decrease in capital expenditures during the nine months ended July 27, 2013.

Financing Activities. Net cash used in financing activities decreased by $38.9 million. The decrease was primarily due to no principal payments toward the term loan during the nine months ended July 27, 2013, as this was fully paid off in the fourth quarter of fiscal year 2012.The decrease in net cash used in financing activities was partially offset by higher repurchases of our Company’s stock and lower proceeds from the issuance of common stock during the nine months ended July 27, 2013.

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
Our existing cash and cash equivalents totaled $790.1 million as of July 27, 2013. Of this amount, approximately 65% was held by our foreign subsidiaries. We do not currently anticipate a need of these funds held by our foreign subsidiaries for our domestic operations. Under current tax laws and regulations, if these funds are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
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
We prepaid the term loan in full, and there was no principal amount outstanding under the term loan facility as of July 27, 2013, and October 27, 2012. We have the following resources available under the Senior Secured Credit Facility to obtain short-term or long-term financing, if we need additional liquidity, as of July 27, 2013 (in thousands):

	Original Amount Available	July 27, 2013
		Used	Available
Revolving credit facility	$125,000	$—	$125,000
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
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit-related recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. No trade receivables were sold under our factoring facility during the three and nine months ended July 27, 2013, and the three and nine months ended July 28, 2012.
Under the terms of the factoring agreement, the total and available amounts of the factoring facility as of July 27, 2013, were $50.0 million.

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
These covenants are subject to a number of other limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2023 Indenture as of July 27, 2013.
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
These covenants are subject to a number of limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2020 Indenture as of July 27, 2013. The 2018 Indenture was discharged as of January 22, 2013 (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Prior to discharge, the 2018 Indenture contained substantially similar covenants and events of default to those in the 2020 Indenture. The Company was in compliance with all applicable covenants of the 2018 Indenture as of the date of discharge.
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
Senior Secured Credit Facility covenants. The Senior Secured Credit Facility agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio, a maximum consolidated leverage ratio and a maximum consolidated senior secured leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable Senior Secured Credit Facility’s covenants as of July 27, 2013.
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
In accordance with the amendment and waiver to the credit agreement, the Company has agreed that it will not permit the consolidated senior secured leverage ratio at any time during any period set forth below to be greater than the ratio set forth below opposite such period:

Four Fiscal Quarters Ending During Period:	Maximum Consolidated Senior Secured Leverage Ratio
October 31, 2010, through October 29, 2011	2.50:1.00
October 30, 2011, through October 27, 2012	2.25:1.00
October 28, 2012, and thereafter	2.00:1.00

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of July 27, 2013 (in thousands):

	Total	Less than 1 Year	1—3 Years	3—5 Years	More than 5 Years
Contractual Obligations:
2020 Notes (1)	434,063	20,625	41,250	41,250	330,938
2023 Notes (1)	431,393	13,875	27,750	27,750	362,018
Non-cancellable operating leases (2)	74,963	5,775	38,728	21,853	8,607
Non-cancellable capital leases	4,684	2,559	2,125	—	—
Purchase commitments, gross (3)	195,527	195,527	—	—	—
Total contractual obligations	$1,140,630	$238,361	$109,853	$90,853	$701,563
Other Commitments:
Standby letters of credit	$211	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$110,191	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $24.5 million, which consists of $1.8 million to be received in less than one year, $14.2 million to be received in one to three years, and $8.5 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued $4.1 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)	As of July 27, 2013, we had a gross liability for unrecognized tax benefits of $108.0 million and a net accrual for the payment of related interest and penalties of $2.2 million.
Share Repurchase Program. As of July 27, 2013, our Board of Directors had authorized, since the inception of the program in August 2004, a total of $1.3 billion for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock and other factors, including alternative investment opportunities. For the three months ended July 27, 2013, we repurchased 17.9 million shares for an aggregate purchase price of $101.2 million. Approximately $360.9 million remained authorized for future repurchases under this program as of July 27, 2013. Subsequent to July 27, 2013, and through August 23, 2013, we repurchased 7.8 million shares of our common stock for an aggregate purchase price of $52.6 million. We are subject to certain covenants relating to our borrowings that may potentially restrict the amount of our Company’s shares that we can repurchase. We were in compliance with all applicable share repurchase covenants as of July 27, 2013.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of July 27, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended July 27, 2013, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 27, 2012, except as described below.
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
Based on the results of our step-one analysis, we believe that all our reporting units pass the step-one test and no further testing is required. However, because some of the inherent assumptions and estimates used in determining the fair value of these reportable segments are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The sensitivity analysis below quantifies the impact of key assumptions on certain reporting units’ fair value estimates. The principal key assumptions impacting our estimates were (i) discount rates and (ii) DCF terminal value multipliers. As the discount rates ultimately reflect the risk of achieving reporting units’ revenue and cash flow projections, we determined that a separate sensitivity analysis for changes in revenue and cash flow projections is not meaningful or useful.
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
The Company did not have any material investments or borrowings as of July 27, 2013, that were sensitive to changes in interest rates.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the nine months ended July 27, 2013, were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of July 27, 2013, we held $77.6 million in gross notional amount of cash flow derivative instruments and $4.2 million in gross notional amount of derivative instruments not designated as hedging instruments. The maximum length of time over which we are hedged as of July 27, 2013, is through October 6, 2014.
We have performed a sensitivity analysis as of July 27, 2013, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on July 27, 2013. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of July 27, 2013.
Equity Price Risk
We had no investments in publicly traded equity securities as of July 27, 2013. The aggregate cost of our equity investments in non-publicly traded companies was $7.5 million as of July 27, 2013. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On July 26, 2013, the last business day of our third fiscal quarter of 2013, the last reported sale price of our common stock on the NASDAQ Global Select Market was $6.39 per share.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended July 27, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

There is ongoing uncertainty about the domestic and global economies, and there may be a prolonged period of significant economic slowdown. Such uncertainty or slowdown has resulted in and may continue to result in lower growth or a decline in the networking industry as a whole and reduced demand for information technology (“IT”), including high-performance data networking solutions. Historically, IT spending has declined as general economic and market conditions have worsened and has also been impacted by federal budget dynamics. The loss or delay of orders from any of Brocade’s more significant customers, such as the U.S. government or individual branches or agencies within the U.S. government (including the Department of Defense or certain intelligence agencies where Brocade’s revenue is concentrated), or customers within the financial services, education, health sectors and service providers, could also cause Brocade’s revenue and profitability to suffer. For example, if Brocade experiences governmental procurement delays due to the timing of approval of the federal budget or budget reductions that target specific agencies where Brocade’s federal revenue is concentrated, Brocade’s revenue and operating results could be negatively impacted. If the domestic and/or global economies undergo a prolonged period of significant uncertainty or a significant downturn, or if Brocade’s customers believe such a period of uncertainty or a downturn will continue for a sustained period, they will likely reduce their IT spending and future budgets. Brocade is particularly susceptible to reductions in IT spending because the purchase of Brocade’s products is often discretionary and may involve a significant commitment of capital and other resources. Future delays or reductions in IT spending, domestically and/or internationally, could harm Brocade’s business, results of operations and financial condition in a number of ways, including longer sales cycles, increased inventory, intangible assets and goodwill impairment, increased production costs, lowered prices for products and reduced sales volumes. Similarly, if Brocade’s suppliers face challenges in obtaining credit or otherwise in operating their businesses, they may become unable to continue to offer the materials Brocade uses to manufacture its products. These events have caused—and may cause further—reductions in Brocade’s revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and may exacerbate many other risks noted elsewhere in this Form 10-Q, which adversely affect Brocade’s business, results of operations and financial condition.

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

The networking market is increasingly competitive. While Cisco Systems, Inc. (“Cisco”) maintains a dominant position in the IP networking market, other companies have strengthened their networking portfolios through acquisitions, including the acquisition of Force10 Networks by Dell Inc. (“Dell”), the acquisition of 3Com Corporation by Hewlett-Packard Company (“HP”), and the acquisition of Blade Network Technologies by International Business Machines Corporation (“IBM”). These acquisitions have limited Brocade’s ability to sell IP networking products through these companies.

Other competitors in the IP networking market include Arista Networks, Inc. (“Arista”), Alcatel-Lucent, Avaya, Inc., (“Avaya”), A10 Networks, Inc. (“A10”), Enterasys Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Huawei Technologies Co. Ltd. and Juniper Networks, Inc. (“Juniper”).

Brocade also competes with providers of Storage Area Networking (“SAN”) products and services for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation in the Fibre Channel (“FC”) switching market and QLogic Corporation and Emulex Corporation in the host bus adapter (“HBA”)/converged network adapter (“CNA”) markets. Also, Brocade’s OEM partners have developed and may in the future develop partnerships with or acquire Brocade’s competitors in the storage and networking markets and offer packaged solutions which may impact Brocade’s business with that partner and Brocade’s ability to compete in the marketplace.

The above-referenced acquisitions and business partnerships demonstrate the increasingly complex nature of relationships within the networking industry, especially as the IT industry migrates to cloud-based architectures, which include Infrastructure-as-a-Service, Platform-as-a-Service and Software-as-a-Service.

An example is the intensifying competitive landscape for software-defined networking, or SDN, which reflects the need for networks to become more flexible, agile and elastic. There have been many key industry developments behind SDN that impact R&D, partnerships and mergers and acquisitions activity. While development of SDN is still in initial stages, this technology may impact customer purchasing decisions, alter partnership dynamics, and increase the number of direct competitors, which could all negatively impact Brocade’s traditional networking businesses.

Another example is Brocade’s efforts behind “Ethernet fabrics” where Brocade is shipping the Brocade VDX family of Data Center Switches and Brocade VCS software, a portfolio of products that are designed or can be used to support cloud-based architectures. Brocade’s competitors, such as Juniper and Cisco, have introduced and have also begun shipping new products focused on cloud computing and delivering alternative network solutions. Other competitors, including Arista, Avaya, Alcatel-Lucent and Dell/Force10 Networks have all introduced roadmaps and solutions targeted at cloud-computing users. Brocade depends on customers adopting its solution, and Brocade’s business could be harmed if any competitor's alternative network solution achieves greater customer acceptance.

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

Brocade’s failure to execute on its overall sales strategy or successfully grow its channel and direct sales capabilities could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade offers its IP networking products through a multi-path distribution strategy, including through distributors, resellers, Brocade’s direct sales force and through OEMs that have historically offered Brocade SAN products. However, Brocade’s efforts to increase sales through this multi-path distribution strategy may not generate much, if any, incremental revenue opportunities for Brocade. This is further compounded by the fact that several of Brocade’s major OEM customers, including Dell, IBM, HP and Oracle, have acquired companies that offer IP networking products that are competitive with Brocade’s offerings. A loss of or significant reduction in revenue through one of Brocade’s paths to market would impact Brocade’s financial results.

Brocade has focused substantial resources on the IP networking market. This focus may negatively impact Brocade’s other businesses such as its SAN products because management’s attention and limited resources, such as employees, may be reallocated away from Brocade’s SAN products and toward IP networking products. Brocade must continually anticipate and respond to the needs of its distribution partners and their customers, and ensure that its products integrate with their solutions. Brocade’s failure to successfully manage and grow its channel partner relationships or the failure of these partners to sell Brocade’s products could reduce Brocade’s revenues significantly, especially for its IP networking portfolio. In addition, Brocade’s ability to respond to the needs of its distribution and reseller partners in the future may depend as well on third parties producing complementary products and applications for Brocade’s products to enable these partners to be competitive in the market. There can be no assurance that Brocade will be successful in expanding its go-to-market objectives, which include effectively maintaining or expanding sales through its distribution channels and managing distribution relationships successfully. If Brocade fails to respond successfully to the needs of these distribution partners, its business and financial results could be adversely affected.

Additionally, Brocade recently announced that it is making certain changes in its strategic direction focusing on key technology segments, as well as investing in data center and federal market opportunities. As part of this anticipated change in focus, Brocade has begun to reduce costs of revenue and other operating expenses, including sales and marketing, to reach the goal of reducing such costs and expenses by $100 million on an annualized basis by the second quarter of fiscal year 2014. This change in focus will also result in the rebalancing of resources, including direct and channel sales, away from certain non-key areas of Brocade’s business and may impact its ability to generate revenue from certain markets, geographies and customers. There can be no assurance that this new strategic direction will succeed, and failure to execute on this strategy could adversely affect Brocade's revenues and financial results. Also, this transition may result in uncertainty by employees, customers and partners that could adversely affect Brocade's business and revenues.

The prices of Brocade’s products have declined in the past and Brocade expects these prices to decline in the future, which could reduce Brocade’s revenues, gross margins and profitability.

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

To maintain Brocade’s gross margins, Brocade must maintain or increase the number of existing products shipped and develop and introduce new products and product enhancements with improved costs, and continue to reduce the overall costs of Brocade’s products. While Brocade has successfully reduced the cost of manufacturing its products in the past, Brocade may not be able to continue to reduce the cost of production at historical rates, or at all. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade could incur losses and Brocade’s operating results and gross margins could fall below expectations.

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

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2012, 2011, and 2010, the same three customers each represented 10% or more of Brocade’s total net revenues, for a combined total of 47%, 43% and 47% of total net revenues, respectively. Brocade’s agreements with its OEM partners are typically cancellable, non-exclusive, have no minimum purchase requirements and have no specific timing requirements for purchases. Brocade’s OEM partners could also elect to eliminate, reduce, or rebalance the amount they purchase from Brocade, increase the amount purchased from Brocade’s competitors or introduce their own technology. Changes to SAN inventory levels paid for and held by Brocade’s OEM partners can impact Brocade’s revenue and earnings results and may mask underlying changes in end-user demand. Brocade’s OEM partners could decide to reduce their SAN inventory position by fulfilling demand with their inventory instead of purchasing new product which would result in lower revenues for Brocade in the short term. Brocade’s OEM partners typically hold certain amounts of SAN inventory purchased from Brocade to help manage the variations in demand for their customers.

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

Brocade’s OEM partners evaluate and qualify Brocade’s SAN products before they begin to market and sell them. Assisting Brocade’s OEM partners through the evaluation process requires significant sales, marketing and engineering management efforts on Brocade’s part, particularly if Brocade’s SAN products are being qualified with multiple distribution partners at the same time. In addition, once Brocade’s SAN products have been qualified, its customer agreements have no minimum purchase commitments. Accordingly, despite expending significant resources in the product qualification process, Brocade may not generate meaningful incremental sales, if any, to these partners.
Brocade’s future revenue growth depends on its ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

Developing new product and service offerings requires significant upfront investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve widespread market acceptance of its new product and service offerings on a timely basis in order to realize the benefits of Brocade’s investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet, is characterized by rapidly changing technology, accelerating product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards. This risk may become more pronounced as Brocade focuses its efforts more narrowly.

For example, adoption of IP storage technologies, such as Network Attached Storage and Internet Small Computer System Interface, may displace existing products in customer IT implementations and may erode the total addressable market for FC products. Brocade's sales of FC switching products may be negatively impacted if customers accelerate their adoption of alternative storage networking technologies. In addition, customers may create new ways to store and manage data which could reduce the FC switching total addressable market.

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

Other factors that may affect Brocade’s successful introduction of new product and service offerings include Brocade’s ability to:

•	Properly determine the market for and define features of new products and services, which can be particularly challenging for initial product offerings in new markets;

•	Excel as the networking market becomes more competitive;

•	Differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products, and its competitors’ products;

•	Meet or exceed customer requirements for product features, cost-effectiveness, and scalability; and

•	Maintain high levels of product quality and reliability.

Various factors impacting market acceptance of Brocade’s products are outside of Brocade’s control, including the following:

•	The availability and price of competing products and alternative technologies;

•	The cost of certain product subcomponents, which could cause Brocade to modify prices to maintain adequate gross margins;

•	Product qualification requirements by Brocade’s OEM partners, which can cause delays in market acceptance;

•	The timing of the adoption of new industry standards relative to Brocade’s development of new technologies and products; and

•	The ability of Brocade’s OEM partners to successfully distribute, support and provide training for its products.

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

As Brocade introduces new or enhanced products, Brocade must also successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life-cycle of Brocade’s existing products, or replace sales of some of Brocade’s current products, thereby offsetting the benefit of a successful product introduction and may cause customers to defer purchasing its existing products in anticipation of its new products. When Brocade introduces new or enhanced products, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products may cause customers to delay purchase decisions or purchase competing products which would adversely affect Brocade’s business and financial results.

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

Additionally, Brocade recently announced that it is making certain changes in strategic direction focusing on key technology segments, as well as investing in data center and federal market opportunities. Transitioning to this new strategic direction could adversely affect Brocade's ability to retain and hire key personnel and may result in reduced productivity by its employees.

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

Brocade is organized into four operating segments: SAN Products, Global Services, Ethernet Switching & IP Routing, and ADP. SAN and Global Services are two individually reportable segments. The other two operating segments, Ethernet Switching & IP Routing and ADP, combine to form a third reportable segment: IP Networking Products. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Brocade is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. Brocade conducted its annual goodwill impairment test during the second fiscal quarter of 2013, and determined that no impairment needed to be recorded (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, and sensitivity analysis performed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). The amount by which the estimated fair value of the Ethernet Switching & IP Routing and ADP reporting units exceeded the carrying value has declined since the second quarter of fiscal year 2012. If future goodwill impairment tests should result in a charge to earnings, Brocade’s financial results would be adversely affected.

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

•
Disruptions, or a continued decline, in general economic conditions, as well as potential impacts from lower IT spending, including the U.S. federal government, due to the Budget Control Act of 2011, where governmental departments such as the Department of Defense and certain intelligence agencies are likely to be negatively impacted by budget reductions and where Brocade’s revenue is more concentrated;

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

Accordingly, Brocade’s quarterly and annual revenues and operating results may vary significantly in the future. The results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot assure that in future quarters, Brocade’s revenues or operating results will not be below Brocade’s projections or the expectations of stock market analysts or investors, which could affect Brocade’s financial position and cause Brocade’s stock price to decline.

Brocade may not realize the anticipated benefits of past or future acquisitions, divestitures and strategic investments, and integration of acquired companies or technologies or divestiture of businesses may negatively impact Brocade’s overall business.

Brocade has in the past acquired—or made strategic investments in—other companies, products or technologies. For example, Brocade acquired Foundry in December 2008 and most recently acquired Vyatta in November 2012, and Brocade expects to make additional acquisitions and strategic investments in the future. Brocade may not realize the anticipated benefits of any of its acquisitions or strategic investments, which involve numerous risks, including, but not limited to the following:

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

•
Additional costs such as increased costs of manufacturing and service costs, costs associated with excess or obsolete inventory, costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation, severance payments, reorganization or closure of facilities, taxes, advisor and professional fees, and termination of contracts that provide redundant or conflicting services;

•	Incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	Incurrence of significant charges if Brocade divests, disposes of or otherwise exits all or part of an acquired business;

•	Incurrence of acquisition- and integration-related costs, or amortization costs for acquired intangible assets, that could negatively impact Brocade’s operating results and financial condition; and

•	Potential write-down of goodwill, acquired intangible assets and/or deferred tax assets, which could significantly impact Brocade’s operating results.

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

Brocade has significant international operations and a significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s CMs have significant operations in China. Brocade’s international sales of its IP networking products have primarily depended on a variety of its distributors and resellers. The failure by international distributors and resellers to sell Brocade’s products could limit its ability to sustain and grow revenue. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including, but not limited to the following:

•	Exposure to economic instability or fluctuations in international markets that could cause reductions in customer and public sector IT spending;

•	Exposure to inflationary risks in China and the continuing sovereign debt risk and economic instability in Europe;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes such as China and India;

•	Managing research and development teams in geographically diverse locations, including teams divided between the United States and India;

•	Significant wage inflation in certain growing economies such as India;

•	Increased exposure to foreign currency exchange rate fluctuations, including the appreciation of foreign currencies such as the Chinese yuan or European Union’s euro;

•	Communicating effectively across multiple geographies, cultures and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade’s products in international markets;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity and costs of managing international operations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing data privacy, export, import, tax, labor, anti-bribery and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Increased complexity and cost of providing customer support and maintenance for international customers;

•	Difficulties in collecting accounts receivable; and

•	Increased complexity of logistics and distribution arrangements.

Failure to effectively manage Brocade’s international operations or expansion of those operations could seriously harm Brocade’s business, financial condition and prospects. In addition, international political instability may halt or hinder Brocade’s ability to do business and may increase Brocade’s costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. Such events may have an adverse effect on the world economy and could adversely affect Brocade’s business operations or the operations and financial results of Brocade’s OEM partners, end-user customers and channel customers, CMs and suppliers.

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

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted patent, copyright, trade secret, and/or other intellectual property-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products, or a combination of products, including third-party products, methods used in its operations or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third-party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, are currently incurring, and will in the future incur, substantial expenses to defend against such third-party claims. Brocade’s suppliers and customers also may be subject to third-party intellectual property claims, which could negatively impact their ability to supply Brocade or their willingness to purchase from Brocade, respectively. In addition, Brocade may be subject to claims, defense and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade agreements with suppliers, OEM and channel partners or customers. If Brocade refuses to indemnify or defend from such claims, for instance, even in situations where the allegations are meritless, then suppliers, partners or customers may refuse to do business with Brocade. The third-party asserters of such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, prolonged periods of litigation expenses, additional burden on employees or other resources, distraction from Brocade’s business initiatives and operations, component supply stoppages and lost sales. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees.

In the event of an adverse determination, Brocade could incur substantial monetary liability and be prohibited from utilizing certain intellectual property or technology, hiring certain people, selling, shipping, importing or servicing certain products or incorporating necessary components into Brocade’s products. Suppliers of components or OEM systems to Brocade may be unwilling to, or not be able to, defend or indemnify Brocade against third-party assertions directed at—or based in part on—the components or systems they supply to Brocade, and may be unwilling to enter into license agreements that would assure Brocade’s supply of such components or OEM systems. Suppliers subject to third-party intellectual property claims also may choose to—or be forced by litigation to—discontinue or alter components or services supplied to Brocade, with little or no advance notice to Brocade. Customers may perceive such third-party intellectual property claims as risks, and may, as a result, be less willing to do business with Brocade. Such third-party claims or litigation could also negatively impact Brocade’s recruiting efforts or ability to retain its employees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Brocade’s intellectual property rights may be infringed or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade’s intellectual property rights may be infringed or misappropriated by others, including by competitors, partners, former employees, foreign governments or other third parties. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s rights may be impractical. In addition, Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. For instance, Brocade pursued a patent infringement, copyright infringement, trade secret misappropriation and unfair competition lawsuit against A10 and certain individuals. (See Legal Proceedings section of Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q). Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such assertions or enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction, and no assurance that any awarded damages ultimately will be paid to Brocade. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs. Further, the opposing party may counterclaim against Brocade, for example, for infringement of its own patents or other intellectual property rights, or may assert other tort or contract claims, which could lead to further expense and potential exposure for Brocade. Finally, there can be no assurance that any attempt by Brocade to enforce its intellectual property rights, even if successful in court, will improve Brocade’s sales or diminish the defendant’s sales or its allegedly unfair competition, for various reasons, such as, for example, the defendant’s efforts to design around Brocade’s intellectual property and/or marketplace desire to continue doing business with the defendant.

Brocade relies on a combination of patent, copyright, trademark and trade secret laws, and measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate to address the particular risk, due to, for instance, employee hiring and turnover, geographic dispersion of employees, technology disclosures with suppliers, customers, and partners, unpredictable events, misappropriation or negligence, operations in various countries that do not have well-established or reliable enforcement institutions or customs, or other aspects of doing business on the scale of Brocade’s operations. The measures Brocade has taken to protect its intellectual property rights in its proprietary technologies including, for instance, by contractual, security, patent or trademark applications, or other means, may prove inadequate, which could result in a loss of intellectual property rights. Brocade attempts to identify its technological developments for assessment of whether to file patent applications, but there can be no assurance that all patentable technological developments will be captured in patent applications. Further, although Brocade has patent applications pending, there can be no assurance that patents will be issued or that claims allowed on any future patents will be sufficiently broad to protect its technology. Patents issued may later be held invalid, such as in Patent Office reexaminations or litigation. Further, physical and operational security can be adversely affected, and associated policies and training rendered ineffective, by employee attitudes, carelessness or disregard for policies, failures to obtain, or ineffectiveness of, non-disclosure agreements, malfeasors or changes in technology, such as the now near-ubiquitous availability of portable memory devices, or cyber attacks due to the rise of the Internet. In addition, due to less developed intellectual property regimes in certain jurisdictions, Brocade may not be able to protect fully its intellectual property as Brocade expands its operations globally. Further, Brocade employees and contractors with access to key Brocade technology or other information may develop conflicts of interest, such as by "moonlighting" at a competitor or forming their own startup company without Brocade having knowledge of or opportunity to detect such conflicts, posing risks to Brocade's intellectual property and business.

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

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex, and particularly as Brocade continues to expand its product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed—and may in the future assume—products previously developed by an acquired company that have not been through the same level of product development, testing and quality control processes used by Brocade, and may have known or undetected errors. Some types of errors may not be detected until the product is installed in a user environment. In addition, Brocade’s products are often combined with other products, including software from other vendors, and these products often need to interface with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems such as reputational problems with customers. Moreover, the occurrence of hardware and software errors, whether caused by another vendor’s storage, data management or IP networking products or Brocade’s, could delay market acceptance of Brocade’s new products.

Brocade’s business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements and environmental regulations that could adversely affect Brocade’s business and financial results.

Brocade is subject to changing rules and regulations of federal and state governments as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the SEC, the IRS and NASDAQ, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the SEC and various Congressional representatives have proposed additional rules and regulations that may go into effect in the near future. In 2010, the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act included significant corporate governance and executive compensation-related provisions and also required the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, Brocade is still under examination by the IRS for fiscal years 2009 and 2010, and in several state and foreign tax jurisdictions for various years. All of these examination cycles remain open as of July 27, 2013. To the extent federal and state carryforwards from closed tax years are used in the future, the tax authorities have the right to audit the carryforward amounts. These examinations frequently require management’s time and diversion of internal resources and, in the event of an unfavorable outcome, may result in additional liabilities or adjustments to Brocade’s historical financial results.

The IRS has contested Brocade’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries in the past. The IRS may make similar claims against Brocade’s transfer pricing arrangements for fiscal years 2009 and 2010, and in future examinations. Audits by the IRS are subject to inherent uncertainties and could result in unfavorable outcomes, including potential fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is unpredictable and defending Brocade may divert management’s attention from Brocade’s day-to-day business operations, which could adversely affect its business and financial results.

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

For example, in Europe, substance restrictions apply to products sold, and certain of Brocade’s partners require compliance with these or more stringent requirements. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. China has also enacted legislation with similar requirements for Brocade’s products or its partners’ sale of Brocade’s products. Despite Brocade’s efforts to ensure that its products comply with new and emerging requirements, Brocade cannot provide absolute assurance that its products will, in all cases, comply with such requirements. If Brocade’s products do not comply with the substance restrictions under local environmental laws, Brocade could become subject to fines, civil or criminal sanctions and contract damage claims. In addition, Brocade could be prohibited from shipping non-compliant products into one or more jurisdictions and required to recall and replace any non-compliant products already shipped, which would disrupt its ability to ship products and result in reduced revenue, increased obsolete or excess inventories, and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts and components despite Brocade’s requirement to do so, which could impact Brocade’s ability to produce compliant products and, accordingly, could disrupt its business.

Brocade is subject to laws, rules and regulations in the U.S. and other countries relating to the collection, use and security of personal information data. Brocade's possession and use of personal information and data subjects Brocade to legislative and regulatory burdens that may require Brocade to notify customers or employees of a data security breach. Brocade has incurred, and will continue to incur, expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Such data privacy laws and regulations may negatively impact Brocade's ability to execute transactions and pursue business opportunities. Additionally, Brocade may suffer reputational harm as a result of a data security breach involving customers' or employees' information.

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

In addition, Brocade’s servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems despite Brocade’s implementation of network security measures. Brocade may not successfully limit attacks by malicious third parties if they attempt to undermine or disrupt Brocade’s network security. Any such event could have a material adverse effect on Brocade’s business, operating results and financial condition, and could expose Brocade to significant third-party claims of liability and damages. In addition, Brocade may suffer reputational harm and may not carry sufficient insurance to compensate for financial losses that may occur as a result of any of these events.

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

As of July 27, 2013, Brocade had $600 million in principal amount of outstanding indebtedness, including $300 million of unsecured indebtedness under the 2023 Notes and $300 million of secured indebtedness under the 2020 Notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q). In addition, Brocade had up to $125 million available for future borrowing under the Senior Secured Credit Facility. The financial and other covenants agreed to by Brocade in connection with such indebtedness have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect Brocade’s operations and financial results. This indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens, including without limitation, funding acquisitions or repurchasing Brocade stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the nine months ended July 27, 2013.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended July 27, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 28, 2013 - May 25, 2013	9,319	$5.49	9,319	$410,933
May 26, 2013 - June 22, 2013	9	$5.25	9	$410,886
June 23, 2013 - July 27, 2013	8,603	$5.81	8,603	$360,886
Total	17,931	$5.64	17,931	$360,886

(1)
As of July 27, 2013, the Company’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $1.3 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, and $500 million on May 16, 2012), which was used for determining the amounts in these columns. Purchases may be made from time to time and the number of shares purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock and other factors, including alternative investment opportunities.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*	Senior Leadership Plan for fiscal year 2013, as approved on July 26, 2013

10.2	Amendment Number 6 dated June 19, 2013, with an effective date of May 22, 2013, to the OEM Purchase and License Agreement between EMC Corporation and Brocade

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brocade Communications Systems, Inc.

Date:	August 30, 2013	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Chief Financial Officer and Vice President, Finance