Form 10-K
period 2013-10-26
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2013-12-16
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 26, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 000-25601

Brocade Communications Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0409517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Holger Way, San Jose, CA	95134-1376
(Address of registrant’s principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (408) 333-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	The NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 27, 2013, as reported by the NASDAQ Global Select Market on that date, was approximately $2,627,640,721. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares outstanding of the registrant’s common stock as of December 9, 2013, was 443,956,034 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-K
For the Fiscal Year Ended October 26, 2013

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, debt repayments, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under “Part I—Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Furthermore, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1.	Business
General
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is a leading supplier of networking equipment and software, including Storage Area Networking (“SAN”) solutions and Internet Protocol (“IP”) networking solutions for data centers and other networking connectivity in businesses and organizations of many types and sizes, including service providers, global enterprises and public sector entities. Brocade offers a comprehensive line of high-performance networking hardware and software products as well as services that enable businesses and organizations to make their networks and data centers more efficient, reliable and adaptable to the changing demands of new network traffic patterns and volume. Brocade’s products and services are focused on meeting the stringent requirements of data center infrastructure and applications. Many of the Company’s products have been designed to enable customers to deploy next-generation data center architectures and technologies including virtualization, cloud computing, and software-defined networking (“SDN”).
Brocade products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, value-added resellers (“VARs”) and directly to end users by the Brocade sales force.
For revenue and other information regarding Brocade’s operating segments, see Note 16, “Segment Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.
Products and Services
SAN Products
Brocade’s storage networking products and services are designed to help customers reduce the cost and complexity of managing business information within a shared data storage environment, while enabling high levels of availability of mission-critical business applications. In addition, Brocade’s products and services assist customers in the development and delivery of storage and server consolidation, disaster recovery, data security, and in meeting compliance requirements regarding data management. Customers use Brocade’s Fibre Channel (“FC”) protocol based networking products to build storage area networks within their data center environments. Brocade’s products are generally used in conjunction with servers and storage subsystems, SAN interconnection components such as host bus adapters (“HBAs”), which connect host computers to an FC network, and server and storage management software applications and tools. By utilizing shared storage, or networked storage solutions, enterprises of all types and sizes can more easily share and consolidate server and storage resources, centralize and simplify data management, scale and provision storage resources more effectively, and improve application efficiency, performance and availability. As a result, these enterprises are able to better utilize information technology (“IT”) assets, improve productivity of IT personnel, reduce capital and operational expenditures, and more reliably and securely store, manage and administer business information.
Brocade’s family of FC SAN backbones, directors, and fabric/embedded switches provide interconnections, bandwidth and high-speed switching of data between servers and storage devices. Product models range from entry-level 8 port fabric switches to 512 port directors in a single chassis, addressing the needs of small departments and global enterprises alike. These high-performance solutions are available to support requirements both for open systems and mainframe operations. Switches and directors support key applications such as data backup, remote mirroring and high-availability clustering, as well as high-volume transaction processing applications such as enterprise resource planning and data warehousing. Brocade’s storage networking products have been designed to meet the storage networking needs of data center end users in environments ranging from small- and medium-sized businesses to large enterprises with storage network fabrics that scale to thousands of ports, spread across multiple locations around the world. These products also enable storage networks to meet the requirements for highly virtualized servers in enterprise and service provider data centers due to their high-performance, ultra-high reliability and low-latency capabilities.
Brocade offers a variety of FC fabric extension, switching and routing solutions that are designed to connect two or more data centers over long distances to enhance business continuity and disaster recovery. Brocade’s FC fabric extension solutions support FC SAN extension, mainframe extension (Fibre Connectivity), as well as other multiprotocol switching and routing technologies including optical, asynchronous transfer mode, and IP networks.

Brocade offers high-speed, highly reliable hardware, in both modular and fixed-switch form factors, that provides fabric-based encryption and compression services. Brocade works with industry-leading security solution vendors to offer customers a wide choice of enterprise-class key management system options. These solutions provide high-performance disk encryption processing power to meet the needs of the most demanding enterprise environments with flexible, on-demand performance and enable industry-leading encryption-based security.
Brocade delivers reliable and simplified management of these SAN products through its management tools including Brocade Fabric Vision, a collection of technologies that maximizes uptime, dramatically simplifies SAN deployment and management, and provides unprecedented levels of visibility and insight into the storage network.
Brocade introduced Brocade Fabric Vision as a key element of its fifth generation (“Gen 5”) of industry standard FC products, which offer 16 gigabits per second (“Gbps”) performance and deliver higher levels of scalability and advanced capabilities in network management and diagnostics. Brocade’s Gen 5 (16 Gbps) FC portfolio builds upon its market leadership in FC storage networking solutions, which include the flagship Brocade DCX(R) 8510 Backbone family along with SAN directors, switches and HBAs. Brocade has also been a leader in the industry in every FC technology cycle, including the evolution from 1, 2, 4, 8, and recently, 16 Gbps technologies. Brocade has announced its commitment to deliver products and solutions based on the sixth generation (“Gen 6”) of FC technology that will offer 32 Gbps performance.
IP Networking Products—Ethernet Switching and Internet Protocol Routing
Brocade’s IP networking products are designed to connect users over an enterprise network and within and across global data centers. Brocade offers a variety of platforms to allow customers to design a network to meet their needs, including the Brocade ICX, FCX and VDX product families. Brocade’s Open Systems Interconnection Reference Model (“OSI”) Layer 2 and Layer 3 Ethernet switches provide cost-effective delivery of the intelligence, speed and manageability required to support the increasing use of virtualized, cloud-based applications.
Brocade’s Layer 2 and Layer 3 IP networking products are designed to simplify the physical infrastructure of the network. A specific set of these switches and software, also known as “Ethernet fabric” solutions, provide new levels of network automation, scalability, performance and operational simplicity that are essential in helping IT move to highly virtualized and cloud environments, as well as software-defined networks. Brocade delivers Ethernet fabric capabilities through its family of Brocade VDX Data Center Switches, which began shipping in early fiscal year 2011. The Brocade VDX family of switches, with Brocade Virtual Cluster Switching (“VCS”) or VCS Fabric technology, provides enterprise agility through automated, zero-touch Virtual Machine (“VM”) discovery, configuration, and mobility. Brocade offers a series of VDX fixed-port switches, as well as a modular switch, the Brocade VDX 8770, that deliver differing levels of performance, port density and functionality that customers may choose based on their needs.
Brocade also offers a comprehensive set of IP routing products through its MLX, MLXe, CES, CER and XMR families that are designed to handle network traffic within and across service provider networks, as well as data center and large enterprise networks. These IP routing products also provide network telemetry and analytics to help mobile service providers to extract key insights from their networks.
Brocade is also focused on helping its large enterprise, data center and global service provider customers fundamentally change their business and make them more agile, innovative and profitable by enabling their networks to deliver new services and capabilities based on cloud computing and SDN.
Both cloud computing and SDN are transforming how these customers architect their networks and are able to deliver IT services to their end users. Brocade believes it has taken a leadership position in delivering a variety of purpose-built innovations for cloud computing and SDN such as Ethernet fabrics, high-density 10, 40 and 100 Gigabit Ethernet, IPv6, OpenFlow support and software networking. Brocade’s strategy provides a clear upgrade path to these new networking solutions for Brocade’s customers, leveraging existing network investments and enabling network operators to start with a low level of risk as they begin to provide services in a highly predictable, non-disruptive manner.
IP Networking Products—Application Delivery Products (“ADP”)
Brocade’s OSI Layer 4-7 platforms, including the Brocade ADX Series family of ADPs, are designed for application traffic management and server load balancing, allowing customers to improve the performance of specific applications or improve the performance of a server farm. These high-performance data center traffic management systems with network intelligence capabilities allow enterprises and service providers to build reliable network infrastructures that efficiently manage the flow of traffic over extended distances, known as metro area networks and wide area networks.

Global Services
Brocade offers a wide range of consulting and support services that assist customers in designing, implementing, deploying and managing advanced networking solutions, as well as post-contract customer support (“PCS”). These services address a number of customer priorities that must be managed during the life cycle of a storage network or data center network infrastructure and are meaningful to customers because Brocade brings valuable experience and expertise to a customer challenge. Brocade’s services may be delivered to end-user customers directly or through partners as a component of a broader service and support offering.
Industry Initiatives and Standards Development
Brocade believes that, as the need for networking solutions continues to evolve, enterprises will look to further simplify the tasks of storing, managing, and administering their data; at the same time, Brocade also believes that enterprises will also look to optimize or improve the efficiency of their IT investments and reduce both capital and operational expenditures. Brocade also believes enterprises will continue to expand the size and scope of their networks as well as the number and types of applications that these networks support.
Brocade believes that the future evolution of networking and data center management markets will be led by the providers of products and services that simplify the management of increasingly virtualized server and storage environments and improve returns on end users’ IT investments on an ongoing basis. Brocade also believes that networking and data center infrastructure solutions will evolve to provide increased capabilities that enable new types of data management applications that simplify the management of data, increase operational efficiencies and reduce operating expense. As a result, many of Brocade’s initiatives and investments are aimed at expanding the capabilities enabled by networks, increasing end-to-end interoperability, protecting end-user investments in existing and new IT resources, and making it easier for Brocade and its partners to deliver solutions that provide efficiencies in managing large, complex and growing enterprise data center environments.
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
Brocade has a long history of being a major contributor to the evolution of industry standards ranging from FC communication technology to storage network interoperability to storage and storage network management. Brocade contributes to related industry standards committees and has authored or co-authored many of the FC protocol standards used today. As Brocade continues to expand its leadership presence in new technologies, Brocade’s participation in associated standards groups continues to grow. In fiscal year 2013, Brocade was a member of the Ethernet Alliance, Metro Ethernet Forum, IETF, IEEE, FCIA Board, SNIA Technical Council, DMTF Technical Council and FC-related industry associations and standards bodies. Brocade also currently chairs the INCITS T11 Committee, the lead governing body for all FC-related standards and a Brocade senior technologist serves as the president of the Ethernet Alliance. Brocade has also been an active participant with key leadership positions in next-generation data center initiatives promoting use of open technologies, including Open Networking Foundation, OpenStack Foundation, and Project Open Daylight.
Education and Technical Certification Services
Brocade’s education and training organization delivers technical education and training to its partners and their customers on Brocade technology that encompasses design, implementation and management solutions. This education and training curriculum is delivered worldwide using diverse methodologies, which include instructor-led classes and an online web-based training portfolio, as well as a “live” virtual classroom capability. The Brocade University also offers certification on Brocade solutions for IT professionals who have completed certain tests administered by an independent testing organization. The certification program is designed to measure the knowledge and proficiency of IT professionals in Brocade data center and data management solutions and technologies, and to help ensure that Brocade’s customers receive superior customer service and support. Approximately 39,000 certification tests have been delivered and 15,700 IT professionals have received Brocade credentials since inception of the program in October 2000. Brocade’s education and training services are made available through its own education facilities and through its worldwide training provider network.
Distribution Channels
Brocade’s products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including OEMs, distributors, systems integrators, VARs, and directly to end users by the Brocade sales force.

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
Customers
For the fiscal year ended October 26, 2013, Brocade’s largest OEM customers, EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”) and International Business Machines Corporation (“IBM”), each represented 10% or more of Brocade’s total net revenues, accounting for a combined total of 46% (EMC with 18%, HP with 12% and IBM with 16%) of Brocade’s total net revenues. For the fiscal year ended October 27, 2012, the same OEM customers accounted for a combined total of 47% (EMC with 16%, HP with 13% and IBM with 18%) of Brocade’s total net revenues. For the fiscal year ended October 29, 2011, the same OEM customers accounted for a combined total of 43% (EMC with 15%, HP with 13% and IBM with 15%) of Brocade’s total net revenues. Sales to any OEM customer may vary from quarter to quarter. While Brocade’s OEM partners are the principal route-to-market for our SAN products, in addition to OEMs, Brocade’s SAN routes-to-market include distributors, direct to end users, global systems integrators and VARs and the OEM channel.
In the IP networking market, Brocade cultivates business through its distributors in a number of key customer markets such as the data center, service provider, and enterprise segments including the public sector. Customers in these market segments represented a significant part of Brocade’s IP networking business. Brocade’s strategy to expand its sales of IP networking products includes leveraging current investments in direct sales, two-tier distribution and channel partnerships, and international markets, as well as selling into existing data center customer accounts, including Global 1000 companies and other targeted end users.
Geographic Information
For the fiscal year ended October 26, 2013, domestic and international revenues were approximately 61% and 39% of total net revenues, respectively. For the fiscal year ended October 27, 2012, domestic and international revenues were approximately 63% and 37% of total net revenues, respectively. For the fiscal year ended October 29, 2011, domestic and international revenues were approximately 61% and 39% of total net revenues, respectively. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region.
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
The majority of Brocade’s assets as of October 26, 2013, were attributable to its United States operations. For additional geographic information on Brocade’s revenues and long-lived assets, see Note 16, “Segment Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference. Also, for a discussion of the risks attendant to Brocade’s international operations, see Part I, Item 1A. Risk Factors of this Form 10-K, which is incorporated herein by reference.
Acquisitions and Investments
Brocade’s acquisition and investment strategy is focused on facilitating the evolution and expansion of shared storage, data management and IP networking.
On November 9, 2012, Brocade completed its acquisition of Vyatta, Inc. (“Vyatta”), a data center networking industry innovator through its software-based network operating system that is highly relevant for multiple applications in network virtualization, SDN and private/public cloud computing platforms. This acquisition complements Brocade’s investments in Ethernet fabrics and SDN, as well as enables Brocade to pursue new market opportunities in data center virtualization, public and enterprise virtual private cloud computing platforms, and managed services.
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
Brocade’s products are designed to support current industry standards and may continue to support emerging standards that are consistent with its product strategy. Brocade designs its products around a common platform architecture, which facilitates the product design, development and testing cycle, and reduces the time to market for new products and features. Products acquired through acquisitions are mapped to existing design roadmaps that leverage common platform designs and know-how. Brocade intends to continue to leverage this common architecture to develop and introduce additional hardware and software products and enhancements in the future.
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
For the years ended October 26, 2013, October 27, 2012, and October 29, 2011, Brocade’s research and development expenses totaled $378.5 million, $363.1 million and $354.4 million, respectively. All expenditures for research and development costs have been expensed as incurred.
Competition
The market for networking solutions is intensely competitive. Brocade believes the competitive factors in this market include product performance and features, product reliability, price, size, extent of installed base, ability to meet delivery schedules, customer service, technical support and distribution channels. In particular, Cisco Systems, Inc. (“Cisco”) holds a large market share in the IP networking and SAN markets, and a number of its products compete directly with Brocade’s products. Brocade also competes with other IP networking companies, such as Alcatel-Lucent, Arista Networks, Inc., Avaya Inc., Extreme Networks, Inc. (which acquired Enterasys Networks, Inc. in November 2013), F5 Networks, Inc., Dell Inc., HP, Huawei Technologies Co. Ltd., IBM and Juniper Networks, Inc. (“Juniper”). Many of Brocade’s current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases.
In addition, Brocade faces significant competition from providers of SAN products and services for interconnecting servers and storage. These principal competitors include Cisco and QLogic Corporation (“QLogic”) in the FC switching market and QLogic and Emulex Corporation in the HBA/converged network adapter (“CNA”) markets. Brocade also faces competitors in other markets in which it participates, such as F5 Networks, Inc. and A10 Networks, Inc. in the application delivery market.
New competition is emerging from technology trends such as SDN. VMware, Inc.’s acquisition of Nicira, Inc. for network virtualization technology is an example of a company embracing a new technology trend and becoming a competitor to Brocade. These competitors may use emerging technologies and various routes-to-market to compete with Brocade. In addition, Brocade’s OEM partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing, acquiring or introducing products and solutions that compete with Brocade’s product offerings. Competitive pressure will also likely intensify as technology trends impact long-standing alliances, partnerships and go-to-market routes.
As the networking solutions market evolves, additional technologies may become available for interconnecting servers and storage. To the extent that products based upon these technologies provide the ability to connect network servers and storage and support high-performance storage applications, they may compete with Brocade’s FC products. These storage networking technologies include, but are not limited to, IP storage products such as Internet Small Computer System Interface (“iSCSI”) and Network Attached Storage (“NAS”), InfiniBand and Direct Attached Storage. In addition, networking companies, manufacturers of networking equipment, and other companies may develop competitive products and technologies. For example, new technologies that store data in the server with flash memory or solid-state drives (“SSD”) could create competition for Brocade’s FC SAN products sold through traditional OEM business models. Fusion I/O, Inc. and Violin

Memory, Inc. are examples of vendors that offer solutions based on these new technologies. These emerging competitive products and technologies, however, can present new business opportunities for Brocade’s IP networking products including Ethernet fabrics as well as Brocade FC SAN products to support mission-critical and data center applications. Brocade is working actively with IP storage and SSD vendors to create solution designs and reference architectures that integrate Brocade IP and FC SAN products.
Manufacturing
Brocade has manufacturing arrangements with Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Accton Wireless Broadband Corporation (“Accton”), Motorola, Inc. (“Motorola”) and Quanta Computer Incorporated (“Quanta”) (collectively the contract manufacturers or “CMs”) and a service repair arrangement with Flextronics International Ltd. (“Flextronics”). Under the CMs’ manufacturing arrangements, Brocade provides product forecasts and places purchase orders with the CMs in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. The CMs invoice Brocade based on prices and payment terms mutually agreed upon and set forth in purchase orders Brocade issues to them. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the CMs’ manufacturing agreements require Brocade to purchase all inventory materials not returnable, usable by, or sold to other customers of the CMs.
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
Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s principal single source components include ASICs, built by third parties based on Brocade’s designs, and Brocade’s principal limited source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, certain power supplies, enclosures, programmable logic devices, certain printed circuit boards, certain optical components, packet processors and switching fabrics.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires certain public companies to disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo (DRC) or an adjoining country. The implementation of these requirements by government regulators and Brocade’s partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Brocade’s products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules will require expenditures of resources and management attention regardless of the results of the investigation.
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
Brocade maintains a program to identify and obtain patent protection for its selected inventions. As of October 26, 2013, Brocade had 462 patents in the United States and 24 patents in various foreign countries (based on certain U.S. patents or patent applications) that are currently in force and had approximately 310 patent applications pending in the United States and approximately 32 patent applications pending in various foreign countries (based on certain U.S. patents or patent applications). The normal expiration dates of Brocade’s issued patents in the United States range from 2013 to approximately 2031. Although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect its technology.
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
From time to time, third parties have asserted patent, copyright and trade secret rights to technologies and standards that are important to Brocade. Third parties assert patent infringement claims against Brocade from time to time in the form of letters, lawsuits and other forms of communication. In addition, from time to time, Brocade receives notification from customers claiming that they are entitled to indemnification or other obligations from Brocade related to infringement claims made against them by third parties. Litigation, even if Brocade is ultimately successful, can be costly and divert management’s attention away from the day-to-day operations of Brocade. See Note 9, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Seasonality
Historically, Brocade’s SAN product revenue in the first and fourth fiscal quarters is stronger than revenue in the second and third fiscal quarters. Historically, Brocade’s IP networking products revenue is strongest in the fourth fiscal quarter while revenue in the first fiscal quarter is weakest, driven primarily by the seasonality of Brocade’s federal business revenue.
The historical seasonal patterns may be materially different in any given year due to factors such as quarterly changes in SAN inventory levels at OEMs, higher or lower demand for products and services due to macroeconomic impacts, U.S. federal government budget changes, as well as other factors including Brocade’s fiscal reporting calendar that contains 52 or 53 weeks.
Backlog
Brocade’s business is characterized by short lead-time orders and fast delivery schedules. Sales of its products are generally made pursuant to contracts and purchase orders that are cancellable without significant penalties. These commitments are subject to price negotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers’ requirements and manufacturing availability. In addition, actual shipments depend on the manufacturing capacity of suppliers and the availability of products from such suppliers. As a result of the foregoing factors, Brocade does not believe that backlog at any given time is a meaningful indicator of its ability to achieve any particular level of overall revenue or financial performance.
Employees
As of November 23, 2013, Brocade had 4,143 employees. Brocade has not experienced any work stoppages and considers its relations with its employees to be good. Brocade’s employees are currently located at the United States headquarters in San Jose, California, as well as facilities in Broomfield, Colorado, Herndon, Virginia, Plymouth, Minnesota, Brocade’s European headquarters in Geneva, Switzerland, Brocade’s Asia Pacific headquarters in Singapore, and other offices throughout North America, Europe, Asia Pacific, and Central and South America.

Other
Brocade was incorporated in California on August 24, 1995, and reincorporated in Delaware on May 14, 1999. Brocade’s mailing address and executive offices are located at 130 Holger Way, San Jose, California 95134-1376. Brocade’s telephone number is (408) 333-8000.
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
ADX, AnyIO, Brocade, Brocade Assurance, the B-wing symbol, DCX, Fabric OS, ICX, MLX, MyBrocade, OpenScript, VCS, VDX and Vyatta are registered trademarks, and HyperEdge, The Effortless Network, and the The On-Demand Data Center are trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. Other brands, products, or service names mentioned may be trademarks of their respective owners.

Item 1A.	Risk Factors

Uncertainty about or a slowdown in the domestic and global economies has adversely affected, and may increasingly adversely affect, Brocade’s operating results and financial condition.

There is ongoing uncertainty about the domestic and global economies, and there may be a prolonged period of significant economic slowdown. Such uncertainty or slowdown has resulted in, and may continue to result in, lower growth or a decline in the networking industry as a whole and reduced demand for information technology (“IT”), including high-performance data networking solutions. Historically, IT spending has declined as general economic and market conditions have worsened and has also been impacted by reduced U.S. Federal spending and the budget-related government shutdown. Brocade is particularly susceptible to reductions in IT spending because the purchase of Brocade’s products is often discretionary and may involve a significant commitment of capital and other resources. The loss or delay of orders from any of Brocade’s more significant customers, such as the U.S. government or individual branches or agencies within the U.S. government (including the Department of Defense or certain intelligence agencies where Brocade’s revenue is concentrated), or customers within the service provider, financial services, education and health sectors, could also cause Brocade’s revenue and profitability to suffer. For example, Brocade’s revenue and operating results could be negatively impacted if the U.S. Federal government experiences delays in procurement due to a shutdown or budget reductions in agencies where Brocade’s revenue is concentrated. Economic uncertainty has caused—and may cause further—reductions in Brocade’s revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and may exacerbate many other risks noted elsewhere in this Form 10-K, which adversely affect Brocade’s business, results of operations and financial condition.

Intense competition or consolidation, and emergence of new technology options in networking solutions could prevent Brocade from increasing or maintaining revenue, profitability and cash flows with respect to its networking solutions.

The networking market is highly competitive and is in a state of transformation with new competitors entering the market offering products based on new technologies such as software networking, virtualization and infrastructure-as-a-service. While Cisco Systems, Inc. (“Cisco”) maintains a dominant position in the IP networking market, networking customers today have more choices in both traditional and emerging networking solutions. This may present a risk to Brocade if demand for traditional networking solutions wanes and the demand for emerging solutions from new competitors such as VMware, Inc. (“VMware”) and Plexxi, Inc. (“Plexxi”) increases.
Further, the traditional networking market in recent years has seen an influx of other companies enter, such as Dell Inc. (“Dell”), Hewlett-Packard Company (“HP”) and International Business Machines Corporation (“IBM”), who all have strengthened their networking portfolios through acquisitions. These companies have greater market leverage, longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Their business may have better economies of scale and therefore, they could also adopt more aggressive pricing policies than Brocade. Brocade believes that competition based on price may become more aggressive than it has traditionally experienced. As a result of these factors, Brocade’s competitors could devote more resources to develop, promote and sell their own products, and, therefore, those competitors could respond more quickly to changes in customer or market requirements and adopt more aggressive pricing policies. Additionally, some of Brocade’s OEM partners also offer products that compete with Brocade’s, and those OEM partners could devote more resources to their own products rather than Brocade’s and therefore respond more quickly to such changes in customer or market requirements. Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.
Other competitors in the traditional IP networking market include Arista Networks, Inc. (“Arista”), Alcatel-Lucent, Avaya, Inc. (“Avaya”), A10 Networks, Inc. (“A10”), Enterasys Networks, Inc., Extreme Networks, Inc. (which acquired Enterasys Networks, Inc. in November 2013), F5 Networks, Inc., Huawei Technologies Co. Ltd. and Juniper Networks, Inc. (“Juniper”).
Brocade also competes with providers of Storage Area Networking (“SAN”) products and services for interconnecting servers and storage. These principal competitors include Cisco in the Fibre Channel (“FC”) switching market and Emulex Corporation in the host bus adapter (“HBA”)/converged network adapter (“CNA”) markets.

Brocade’s failure to execute on its overall sales strategy or successfully grow its channel and direct sales capabilities could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade offers its IP networking products through a multipath distribution strategy, including distributors, resellers, Brocade’s direct sales force and OEMs that have historically offered Brocade SAN products. However, Brocade’s efforts to increase sales through this multipath distribution strategy may not generate much, if any, incremental revenue opportunities for Brocade. This is further compounded by the fact that several of Brocade’s major OEM customers, including Dell, IBM, HP and Oracle Corporation, have acquired companies that offer IP networking products that are competitive with Brocade’s offerings. A loss of or significant reduction in revenue through one of Brocade’s paths to market would negatively impact Brocade’s financial results.
Brocade’s failure to successfully manage and grow its channel partner relationships or the failure of these partners to sell Brocade’s products could reduce Brocade’s revenues significantly, especially for its IP networking portfolio. In addition, Brocade’s ability to respond to the needs of its distribution and reseller partners in the future may also depend on third parties producing complementary products and applications for Brocade’s products to enable these partners to be competitive in the market. There can be no assurance that Brocade will be successful in expanding its go-to-market objectives, which include effectively maintaining or expanding sales through its distribution channels and managing distribution relationships successfully. If Brocade fails to respond successfully to the needs of these distribution partners, its business and financial results could be adversely affected.
Additionally, Brocade recently announced that it is making certain changes in its strategic direction by focusing on key technology segments, as well as investing in data center and public sector market opportunities. This change in focus will result in a rebalancing of resources, including changes to direct and channel sales, away from certain non-key areas of Brocade’s business and may impact its ability to generate revenue from certain markets, geographies and customers. There can be no assurance that this new strategic direction will succeed, and failure to execute on this strategy could adversely affect Brocade’s revenues and financial results. Also, this transition may result in uncertainty by employees, customers and partners that could adversely affect Brocade’s business and revenues.

The prices of Brocade’s products have declined in the past faster than declines in the costs of its products and Brocade expects the prices of Brocade’s products to decline in the future, which could reduce Brocade’s revenues, gross margins and profitability.

The average selling price for Brocade’s products has typically declined in the past and will likely decline in the future as a result of competitive pricing pressure, broader macroeconomic factors, product mix, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. Furthermore, particularly if economic conditions deteriorate and drive a more cautious capital spending environment in the technology sector, Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales levels. If Brocade is unable to offset the negative impact from the above factors on the average selling price of Brocade’s products by increasing the volume of products shipped or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be negatively impacted.
Brocade may not be able to continue to reduce the cost of production at historical rates, or at all. Moreover, most of Brocade’s expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, Brocade may not be able to decrease its spending quickly enough or in sufficient amounts to offset any unexpected shortfall in revenues. If this occurs, Brocade’s operating results and gross margins could fall below expectations or Brocade could incur losses.
Additionally, Brocade’s gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold, the mix of distribution channels through which its products are sold or, if product or related warranty costs associated with Brocade’s products are greater than previously experienced.

A limited number of major OEM partners comprise a significant portion of Brocade’s revenues; the loss of revenue from, or decreased inventory levels held by, any of these major OEM partners could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, revenues from these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2013, 2012, and 2011, the same three customers each represented 10% or more of Brocade’s total net revenues, for a combined total of 46%, 47% and 43% of total net revenues, respectively. Brocade’s agreements with its OEM partners are typically cancellable, non-exclusive, and have no minimum or specific timing requirements for purchases. Brocade’s OEM partners could also elect to eliminate, reduce, or rebalance the amount they purchase from Brocade, increase the amount purchased from Brocade’s competitors or introduce their own technology.
Also, one or more of Brocade’s OEM partners could elect to consolidate or enter into a strategic partnership with one of Brocade’s competitors, which could reduce or eliminate Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, or a decrease in the level of sales to any one significant OEM partner, or unsuccessful negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

Brocade’s future revenue growth depends on its ability to introduce new products and services on a timely basis and achieve market acceptance of these new products and services.

Developing new product and service offerings requires significant up-front investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve widespread market acceptance of its new product and service offerings on a timely basis in order to realize the benefits of Brocade’s investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet, is characterized by rapidly changing technology, accelerating product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, reliable, cost-effective products, product enhancements and services on a timely basis and by keeping pace with technological developments and emerging industry standards.
Other factors that may affect Brocade’s successful introduction of new product and service offerings include Brocade’s ability to:

•	Properly determine the market for new products and services, including features, cost effectiveness and scalability, which can be particularly challenging for initial product offerings in new markets;

•	Differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products, and its competitors’ products; and

•	Successfully transition from older products to new products.
Failure to introduce competitive products and solutions may harm Brocade’s business.

If Brocade is not able to successfully transition from older products and services to new and enhanced products and services on a timely basis, its business and results of operations will likely be harmed.

As Brocade introduces new or enhanced products, Brocade must also successfully manage the transition from older products, such as certain SAN products, to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life-cycle of Brocade’s existing products, or replace the sales of some of Brocade’s current products, thereby offsetting the benefit of a successful product introduction, and may cause customers to defer purchasing its existing products in anticipation of its new products. When Brocade introduces new or enhanced products, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products may cause customers to delay purchase decisions or purchase competing products, which would adversely affect Brocade’s business and financial results.

If Brocade loses key talent or is unable to hire additional qualified talent, its business may be negatively impacted.

Brocade’s success depends, to a significant degree, upon the continued contributions of key management, including executive officers, engineering, sales and other talent, many of whom would be difficult to replace. Departures, appointments and changes in roles and responsibilities of officers or other key members of management may disrupt Brocade’s business and adversely affect Brocade’s operating results.
Brocade believes its future success depends, in large part, upon Brocade’s ability to effectively attract highly skilled talent and on the ability of its management to operate effectively, both individually and as a group, in geographically diverse locations. There is limited qualified talent in each applicable market, and competition for such talent has become much more aggressive. Other companies in Brocade’s industry and geographic regions are recruiting from the same limited talent pool, which creates further compression on the availability of qualified talent. In particular, Brocade operates in various locations with highly competitive labor markets, including Bangalore, India, and San Jose, California. Brocade may experience difficulty in hiring key management and qualified talent with skills in nearly all areas of Brocade’s business and operations.
Additionally, in fiscal year 2013, Brocade announced certain changes in strategic direction focusing on key technology segments. As part of this change in focus, Brocade reduced costs of revenue and other operating expenses by $100 million on an annualized basis when comparing the fourth quarter to the first quarter of fiscal year 2013. Executing on this new strategic direction as well as the ongoing efficiency initiatives across the Company could adversely affect Brocade’s ability to retain and hire key personnel and may result in reduced productivity by its employees.
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
Brocade has a substantial amount of acquired intangible assets, goodwill and deferred tax assets on its balance sheet related to Brocade’s prior acquisitions. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, then the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. If future impairment tests should result in a charge to earnings, Brocade’s financial results would be adversely affected.
Brocade has determined that, more likely than not, it will realize its deferred tax assets based on positive evidence of its historical operations and projections of future income, except for the deferred tax assets related to California and capital loss carryforwards for which a valuation allowance has been applied. In the event that future income by jurisdiction is less than what is currently projected, Brocade may be required to apply a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more likely than not, resulting in a charge to earnings and adversely affecting Brocade’s financial results.

Failure to accurately forecast demand for Brocade’s products or failure to successfully manage the production of Brocade’s products could increase Brocade’s product cost or adversely affect Brocade’s margins and profitability.

Brocade provides product forecasts to its contract manufacturers (“CMs”) and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers and end-user customers. If Brocade or these third parties are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its CMs to meet customers’ delivery requirements or Brocade may accumulate excess inventories or excess manufacturing capacity. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade will experience higher fixed costs as it expands its CMs’ capabilities for forecasted demand, which could negatively affect Brocade’s margins if demand decreases suddenly and Brocade is unable to rapidly reduce these fixed costs.

Brocade’s ability to accurately forecast demand also may become increasingly more difficult as Brocade introduces new or enhanced products, begins phasing out certain products, or acquires other companies or businesses. Forecasting demand for products that are nearing end of life or are being replaced by new versions, and decreasing production on these older products, while at the same time ramping up production of new products, may be difficult. Brocade may be unable to obtain an adequate supply of new product components and/or manufacturing capacity from its CMs to meet customers’ delivery requirements and such a situation may negatively impact revenues. Brocade may also accumulate excess inventories that may negatively impact gross margins and profitability due to write-downs for excess and/or obsolete inventory.

Brocade’s revenues and operating results and financial position may fluctuate from period to period due to a number of factors, which make predicting results of operations difficult and could adversely affect the trading price of Brocade’s stock.

IT spending is subject to cyclical and uneven fluctuations. For example, the U.S. federal budget for government IT spending can be subject to delay, reductions and uncertainty from time to time due to political and legislative volatility, such as the U.S. federal government shutdown during Brocade’s fourth quarter of fiscal year 2013, which could cause Brocade’s financial results to fluctuate unevenly and unpredictably. It can be difficult to predict the degree to which end-customer demand, and the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new products. While Brocade’s first and fourth fiscal quarters have typically been seasonally stronger quarters than its second and third fiscal quarters, particularly for SAN products, future buying patterns may differ from historical seasonality.
Accordingly, Brocade’s quarterly and annual revenues, operating results, financial position and other financial and operating metrics may vary significantly in the future. The results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot provide assurance that in future quarters, Brocade’s revenues or operating results will not be below Brocade’s projections or the expectations of stock market analysts or investors, which could affect Brocade’s financial position and cause Brocade’s stock price to decline.

Brocade may not realize the anticipated benefits of past or future acquisitions, divestitures and strategic investments, and integration of acquired companies or technologies or divestiture of businesses may negatively impact Brocade’s overall business.

Brocade has in the past acquired—or made strategic investments in—other companies, products or technologies. Most recently, Brocade acquired Vyatta, and Brocade expects to make additional acquisitions and strategic investments in the future. Brocade may not realize the anticipated benefits of any of its acquisitions or strategic investments, which involve numerous risks, including, but not limited to, the following:

•	Difficulties in successfully integrating the acquired businesses and realizing any expected synergies;

•	Inability to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	Unanticipated costs, litigation and other contingent liabilities;

•	Diversion of management’s attention from Brocade’s daily operations and business;

•
Adverse effects on existing business relationships with suppliers and customers including delays or cancellations of customer purchases, as well as revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

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

•
Additional costs, such as increased costs of manufacturing and service costs, costs associated with excess or obsolete inventory, costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation, severance payments, reorganization or closure of facilities, taxes, advisor and professional fees, and termination of contracts that provide redundant or conflicting services;

•	Incurrence of acquisition- and integration-related costs, or amortization costs for acquired intangible assets, that could negatively impact Brocade’s operating results and financial condition; and

•	Potential write-down of goodwill, acquired intangible assets and/or deferred tax assets, which could significantly impact Brocade’s operating results.
Brocade may also divest certain businesses from time to time. Such divestitures will likely involve risks, such as difficulty splitting up businesses, distracting employees, potential loss of revenue and negatively impacting margins, and potentially disrupting customer relationships. Brocade may also incur significant costs associated with exit or disposal activities, related impairment charges, or both, if Brocade exits or divests a business or product line.
If Brocade is not able to successfully integrate or divest products, technologies or personnel from businesses that Brocade acquires or divests, or if Brocade is not able to realize the expected benefits of Brocade’s acquisitions, divestitures or strategic investments, Brocade’s business and financial results would be adversely affected.

If product orders are received late in a fiscal quarter, Brocade may be unable to recognize revenue for these orders in the same period, which could adversely affect quarterly revenues.

Uneven sales patterns are difficult to predict and can result in irregular shipment patterns that can cause shortages or underutilized capacity, increase costs due to higher inventory levels and otherwise adversely impact inventory planning. For example, Brocade’s IP networking business has experienced significantly higher levels of sales toward the end of a fiscal period. Orders received toward the end of the period may not ship within the period due to Brocade’s manufacturing lead times. This pattern exposes Brocade to additional inventory risk because Brocade must order products in anticipation of expected future orders, and additional sales risk will result if Brocade is unable to fulfill unanticipated demand.

Brocade has extensive international operations, which subjects it to additional business risks.

Brocade has significant international operations and a significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s CMs have significant operations in China. Brocade’s international sales of its IP networking products have primarily depended on a variety of its distributors and resellers. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including, but not limited to the following:

•	Exposure to economic instability or fluctuations in international markets that could cause reductions in customer and public sector IT spending;

•	Exposure to inflationary risks in China and the continuing sovereign debt risk and economic instability in certain regions of Europe;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes, such as China and India;

•	Managing research and development teams in geographically diverse locations, including teams divided between the United States and India;

•	Significant wage inflation in certain growing economies, such as India;

•	Increased exposure to foreign currency exchange rate fluctuations, including the appreciation of foreign currencies such as the Chinese yuan or the European Union’s euro;

•	Communicating effectively across multiple geographies, cultures and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell and support Brocade’s products in international markets;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity and costs of managing international operations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing data privacy, export, import, tax, labor, anti-bribery and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Increased complexity and cost of providing customer support and maintenance for international customers;

•	Difficulties in collecting accounts receivable; and

•	Increased complexity of logistics and distribution arrangements.
Any of the preceding could negatively impact Brocade’s business, revenues and profitability.

Brocade is subject to—and will continue to be subject to other—intellectual property infringement claims and litigation that are costly to defend and/or settle, and that could result in significant damages and cost awards against Brocade and limit Brocade’s ability to use certain technologies in the future.

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. Third parties have asserted patent, copyright, trade secret, and/or other intellectual property-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made in respect of Brocade’s products and services, subcomponents of its products, methods performed by its products, or a combination of products, including third-party products, methods used in its operations or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third-party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, and will likely incur in the future, substantial expenses to defend against such third-party claims. Brocade’s suppliers and customers also may be subject to third-party intellectual property claims, which could negatively impact their ability to supply Brocade or their willingness to purchase from Brocade, respectively. In addition, Brocade may be subject to claims, defense and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade agreements with suppliers, OEM and channel partners or customers. If Brocade refuses to indemnify or defend such claims, for instance, even in situations where the allegations are meritless, then suppliers, partners or customers may refuse to do business with Brocade. The third-party asserters of such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to prolonged periods of litigation expenses, additional burden on employees or other resources, distraction from Brocade’s business initiatives and operations, component supply stoppages, expensive settlement payments, and lost sales. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Brocade’s supply chain is dependent on sole-source and limited-source suppliers and a limited number of major CMs, either one or both of which may significantly impact results of operations.

Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s single-source components include, but are not limited to, its application-specific integrated circuits (“ASICs”), and Brocade’s principal limited-source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors and switch fabric components. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade experiences component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner and may be required to repair or retrofit products previously delivered to customers at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole-source or limited-source suppliers to delay or halt production or to go out of business or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. Any manufacturing disruption by these sole-source or limited-source suppliers could severely impair Brocade’s ability to fulfill orders and may significantly impact results of operations.
In addition, the loss of any of Brocade’s major CMs, or portions of their capacity, could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new CM and commencing volume production is typically a lengthy and expensive process. If Brocade changes any of its CMs or if any of its CMs experience delays, disruptions, capacity constraints, component parts shortages or quality control problems in its manufacturing operations, shipment of Brocade’s products to Brocade’s customers could be delayed and result in loss of revenues and Brocade’s competitive position and relationship with customers could be harmed.

Brocade’s intellectual property rights may be infringed or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade’s intellectual property rights may be infringed or misappropriated by others, including by competitors, partners, former employees, foreign governments or other third parties. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s rights may be impractical. Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such assertions or enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction, and no assurance that any awarded damages ultimately will be paid to Brocade. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs or countersue Brocade as part of its defense. Finally, there can be no assurance that any attempt by Brocade to enforce its intellectual property rights, even if successful in court, will improve Brocade’s sales or diminish the defendant’s sales or its allegedly unfair competition, for various reasons, such as, for example, a defendant’s efforts to design around Brocade’s intellectual property and/or marketplace desire to continue doing business with the defendant.
Brocade relies on a combination of patent, copyright, trademark and trade secret laws, and measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate or adequate to address the particular risk, which could result in a loss of intellectual property rights. Loss or violation of Brocade’s intellectual property rights could adversely affect Brocade’s business and operating results, result in a loss of revenue and increase expenses.

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

In addition, if Brocade has failed or in the future fails to adequately manage the use of “open source” software in Brocade’s products, or if companies acquired by Brocade failed in such regard, Brocade may be required to license proprietary portions of Brocade’s products on a royalty-free basis or expose proprietary parts of source code, or to commence costly product redesigns, which could result in a loss of intellectual property rights, product performance degradation or delay in shipping products to customers.

Undetected software or hardware errors could increase Brocade’s costs, reduce Brocade’s revenues and delay market acceptance of Brocade’s products.

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex, and particularly as Brocade continues to expand its product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed—and may in the future assume—products previously developed by an acquired company that have not been through the same level of product development, testing and quality control processes used by Brocade, and may have known or undetected errors. Some types of errors may not be detected until the product is installed in a user environment. In addition, Brocade’s products are often combined with other products, including software from other vendors, and these products often need to interoperate with existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems such as reputational problems with customers resulting in increased costs and lower profitability. Moreover, the occurrence of hardware and software errors, whether caused by Brocade’s or another vendor’s products, could delay market acceptance of Brocade’s new products.

Business interruptions could adversely affect Brocade’s business operations.

Brocade’s operations and the operations of its suppliers, CMs and customers are vulnerable to interruptions caused by fires, earthquakes, tsunamis, nuclear reactor leaks, hurricanes, power losses, telecommunications failures and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, are located near major earthquake faults. Brocade does not have multiple-site capacity for all of its services in the event of a business disruption. In the event of a major earthquake, Brocade could experience business interruption resulting from destruction of facilities or other infrastructure and from loss of life. Brocade carries a limited amount of earthquake insurance, which may not be sufficient to cover earthquake-related losses, and has not set aside funds or reserves to cover other potential earthquake-related losses. Additionally, major public health issues, such as an outbreak of a pandemic or epidemic, may interrupt business operations of Brocade or its suppliers in those geographic regions affected by that particular health issue. In addition, one of Brocade’s CMs has a major facility located in an area that is subject to hurricanes, and Brocade’s suppliers could face other natural disasters, such as floods, earthquakes, extreme weather and fires. In the event that a material business interruption occurs that affects Brocade, its suppliers, CMs or customers, shipments could be delayed and Brocade’s business and financial results could be harmed.
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

Brocade is subject to changing rules and regulations of federal and state governments as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the SEC, the Internal Revenue Service (the “IRS”), and the NASDAQ Stock Market LLC (“NASDAQ”), have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the Department of Labor and various Congressional representatives have proposed additional rules and regulations that may go into effect in the near future. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.
The Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) could also negatively impact Brocade’s supply chain or impose additional costs related to that supply chain as it requires certain public companies to disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo (DRC) or an adjoining country. It may be possible that conflict minerals may be part of the supply chain in the electronics industry and contained in Brocade’s products. The implementation of these requirements by government regulators and Brocade’s partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Brocade’s products. In addition, Brocade will incur additional costs to comply with the disclosure requirements for conflict minerals, including costs related to determining the source of any of the relevant minerals and metals used in Brocade’s products. As a result, Brocade’s business and financial results could be adversely affected.
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
Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where Brocade’s products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium and other substances, and require producers of electrical and electronic equipment, such as Brocade, to assume responsibility for collecting, treating, recycling and disposing of products when they have reached the end of their useful life.
For example, in Europe, environmental restrictions apply to products sold, and certain of Brocade’s partners require compliance with these or more stringent requirements. In addition, recycling, labeling, financing and related requirements apply to products Brocade sells in Europe. China has also enacted legislation with similar requirements for Brocade’s products or its partners’ sale of Brocade’s products. If Brocade’s products do not comply with the substance restrictions under local environmental laws, Brocade could become subject to fines, civil or criminal sanctions and contract damage claims. In addition, Brocade could be prohibited from shipping noncompliant products into one or more jurisdictions and required to recall and replace any noncompliant products already shipped, which would disrupt its ability to ship products and result in reduced revenue, increased warranty expense, increased obsolete or excess inventories, and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts and components despite Brocade’s requirement to do so, which could impact Brocade’s ability to produce compliant products and, accordingly, could disrupt its business or increase Brocade’s costs.

Brocade is subject to laws, rules and regulations in the U.S. and other countries relating to the collection, use and security of personal information data. Brocade’s possession and use of personal information and data subjects Brocade to legislative and regulatory burdens that may require Brocade to notify customers or employees of a data security breach. Brocade has incurred, and will continue to incur, expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Such data privacy laws and regulations may negatively impact Brocade’s ability to execute transactions and pursue business opportunities. Additionally, Brocade may suffer reputational harm as a result of a data security breach involving customers’ or employees’ information, all of which could negatively impact our profitability and/or increase expenses.

Brocade is exposed to various risks related to legal proceedings or claims that could adversely affect its operating results.

Brocade is a party to lawsuits in the normal course of its business. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against Brocade, or legal actions initiated by Brocade, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect Brocade’s business, results of operations, or financial condition, and Brocade could incur substantial monetary liability and/or be required to change its business practices. In view of the uncertainties, potential risks and expenses of litigation, Brocade may, from time to time, settle such disputes, even where Brocade had meritorious claims or defenses, by agreeing to settlement agreements that, depending on their terms, may significantly impact Brocade’s financial condition or results.

Brocade has incurred substantial indebtedness that decreases Brocade’s business flexibility and access to capital, and increases its borrowing costs, which may adversely affect Brocade’s operations and financial results.

As of October 26, 2013, Brocade had $600 million in principal amount of outstanding indebtedness, including $300 million of unsecured indebtedness under the 2023 Notes and $300 million of secured indebtedness under the 2020 Notes (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K). In addition, Brocade had up to $125 million available for future borrowing under the Senior Secured Credit Facility. The financial and other covenants agreed to by Brocade in connection with such indebtedness have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs should further debt financing be desired, and may adversely affect Brocade’s operations and financial results. This indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens, including, without limitation, funding acquisitions, paying dividends, or repurchasing Brocade stock.
In addition, Brocade’s failure to comply with these covenants could result in a default under any of the applicable debt financing agreements, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt. In addition, any negative changes by rating agencies to Brocade’s credit rating may negatively impact the value and liquidity of Brocade’s debt and equity securities and Brocade’s ability to access sources of capital.

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
Brocade’s principal administrative, sales, marketing, education, customer support, and research and development facilities include approximately 562,000 square feet owned by Brocade in San Jose, California. Additional administrative and research and development facilities are located in an aggregate of approximately 322,000 square feet in Broomfield, Colorado, Plymouth, Minnesota and Bangalore, India. Approximately 154,000 square feet of such space is leased and 168,000 square feet is owned. Brocade believes that its existing properties, both owned and leased, are in good condition and are suitable for conducting its business. Brocade also productively utilizes the majority of the space in its facilities, making adjustments as necessary.
Brocade’s leased properties have expirations through March 2021. In addition to the noted facilities, Brocade leases approximately 400,000 square feet of administrative, sales and marketing office space in various locations to serve its customers throughout the world.
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
The information set forth in Note 9, “Commitments and Contingencies,” (see “Legal Proceedings” of Note 9) of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Brocade’s common stock is listed on the NASDAQ Global Select Market under the symbol “BRCD.” Information regarding the high and low closing sales prices per-share of Brocade’s common stock as reported on the NASDAQ Global Select Market for each full quarterly period for the last two fiscal years is set forth in “Quarterly Summary (Unaudited)” in Part II, Item 8 of this Form 10-K. According to records of Brocade’s transfer agent, Brocade had 799 stockholders of record as of December 9, 2013, and it believes there are a substantially greater number of beneficial holders. Brocade has never declared or paid any dividends on its common stock. Brocade also currently expects to retain any future earnings for use in the operation and expansion of its business, to manage its debt, and repurchase the Company’s stock. Information with respect to restrictions on paying dividends is set forth in Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
There were no unregistered sales of equity securities during the three months ended October 26, 2013.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended October 26, 2013 (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 28, 2013 – August 24, 2013	7,778	$6.77	7,778	$308,246
August 25, 2013 – September 21, 2013	—	$—	—	$308,246
September 22, 2013 – October 26, 2013	—	$—	—	$1,000,000
Total	7,778		7,778

(1)
As of October 26, 2013, Brocade’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $2.0 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, $500 million on May 16, 2012, and $692 million on September 25, 2013), which was used for determining the amounts in this column. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, the trading price of our common stock, general business and market conditions, and other factors, including alternative investment opportunities.

Stock Performance Graph
The graph below shows a comparison for the period commencing on October 25, 2008, and ending on October 26, 2013, of the annual percentage change in the cumulative total stockholder return for Brocade common stock, assuming the investment of $100.00 on October 25, 2008, with the cumulative total stockholder returns for the NASDAQ Composite Index and the NASDAQ Telecommunications Index, assuming the investment of $100.00 respectively on October 25, 2008. The stockholder returns over the indicated periods below are weighted based on market capitalization at the beginning of each measurement point and are not indicative of, or intended to forecast, the future performance of Brocade’s common stock. Data for the NASDAQ Composite Index and the NASDAQ Telecommunications Index assume reinvestment of dividends and was prepared based on publicly available information.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
10/25/2008
10/31/2009
10/30/2010
10/29/2011
10/27/2012
10/26/2013
Brocade Communications Systems, Inc.
NASDAQ Composite
NASDAQ Telecommunications

* $100 invested on 10/25/2008 in stock or index, including reinvestment of dividends

	10/25/2008	10/31/2009	10/30/2010	10/29/2011	10/27/2012	10/26/2013
Brocade Communications Systems, Inc.	$100	$278	$206	$146	$172	$253
NASDAQ Composite Index	$100	$133	$165	$182	$201	$268
NASDAQ Telecommunications Index	$100	$140	$160	$146	$137	$188

Item 6.	Selected Financial Data
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

	Fiscal Year Ended
	October 26, 2013 (1)	October 27, 2012	October 29, 2011	October 30, 2010	October 31, 2009 (2)
	(In thousands, except per-share amounts)
Selected Financial Data:
Net revenues	$2,222,864	$2,237,770	$2,147,442	$2,091,153	$1,950,376
Net income (loss)	$208,623	$195,181	$50,610	$116,523	$(83,189)
Net income (loss) per-share—basic	$0.46	$0.43	$0.11	$0.26	$(0.21)
Net income (loss) per-share—diluted	$0.45	$0.41	$0.10	$0.24	$(0.21)
Shares used in per-share calculation—basic	450,516	456,629	474,259	446,996	398,948
Shares used in per-share calculation—diluted	463,705	472,343	497,030	482,741	398,948

Net cash provided by operating activities	$451,029	$590,870	$449,232	$298,513	$115,562

Cash, cash equivalents, investments, and marketable equity securities	$986,997	$713,226	$414,976	$335,982	$338,871
Total assets	$3,621,391	$3,581,261	$3,474,308	$3,646,012	$3,665,625
Non-current liabilities associated with facilities lease losses	$1,008	$1,606	$2,496	$3,984	$10,150
Term loan	$—	$—	$186,858	$325,897	$898,936
Senior unsecured notes	$296,477	$—	$—	$—	$—
Senior secured notes	$298,127	$596,264	$595,803	$595,373	$—
Convertible subordinated debt	$—	$—	$—	$—	$169,332
Capital lease obligations	$4,600	$4,916	$6,782	$8,543	$—

(1)	The fiscal year ended October 26, 2013, includes the impact of the nonrecurring gain of $76.8 million resulting from the litigation settlement with A10 Networks, Inc.

(2)
The fiscal year ended October 31, 2009, includes the impact of the acquisition of Foundry, which was completed in the first fiscal quarter and the nonrecurring $26.9 million in-process research and development charge in connection with this acquisition. The fiscal year ended October 31, 2009, also includes the impact of a $53.3 million impairment of goodwill and intangible assets in the Company’s former Files reporting unit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” above.
Overview
We are a leading supplier of networking equipment and software for businesses and organizations of many types and sizes, including global enterprises that use our products and services as part of their communications infrastructure, and service providers such as telecommunication firms, cable operators and mobile carriers who use our products and services as part of their production operations. Our business model is focused on two key markets: our Storage Area Networking (“SAN”) business, where we offer Fibre Channel (“FC”) SAN backbones, directors, fixed form factor switches and embedded switches, host bus adapters (“HBAs”) and server virtualization solutions, and our Internet Protocol (“IP”) Networking business, where we offer modular and stackable solutions, IP routers, Ethernet switches, Ethernet fabrics, converged adapters, as well as application delivery, security and wireless solutions. We also provide product-related customer support and services.
We expect growth opportunities in the SAN market to be driven by key customer Information Technology (“IT”) initiatives such as server virtualization, enterprise mobility, data center consolidation, migration to higher performance technologies, such as solid state storage and cloud computing initiatives. Our IP Networking business strategies are intended to increase new customer accounts and expand our market share through product innovation, such as our Ethernet fabric products, and the development of and expansion of our routes to market. The success of Ethernet fabrics, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures, and our future success in this area would be negatively impacted if this technological transition does not occur at the anticipated rate or at all. We plan to continue to support our SAN and IP Networking growth plans by continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging technologies, new product introductions, and enhancing our existing partnerships and forming new ones through our various distribution channels.
We announced in the second quarter of fiscal year 2013 that we were making certain changes in our strategic direction by focusing on key technology segments, as well as investing in data center and public sector market opportunities. As part of this change in focus, we reduced cost of revenues and other operating expenses by $100 million on an annualized basis when comparing the fourth quarter to the first quarter of fiscal year 2013. We achieved our targeted cost reduction opportunities ahead of our previously announced schedule by focusing on the optimization of discretionary spending and rebalancing personnel resources. This change in focus will also result in a rebalancing of resources away from certain non-key areas of our business and may impact our ability to generate revenue from certain products, markets, geographies and customers, and may lower our revenue, in the near term, by $80 million to $100 million on an annualized basis.
We continue to face multiple challenges, including aggressive price discounting from competitors, new product introductions from competitors, rapid adoption of new technologies by customers, uncertainty in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as uncertain federal government spending in the United States and the budget-related government shutdown. We are also cautious about the stability and health of certain international markets, including China and Europe, and current global and country-specific dynamics, including inflationary risks in China and the continuing sovereign debt risk, particularly in Europe. These factors may impact our business and that of our partners. While the diversification of our business model helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long term, it is difficult to offset short-term reductions in IT spending, which may adversely affect our financial results and stock price.
We expect the number of SAN and IP Networking products we ship to fluctuate depending on the demand for our existing and recently introduced products, sales support for our products from our distribution and resale partners, as well as the timing of product transitions by our original equipment manufacturer (“OEM”) partners. The average selling prices per port for our SAN and IP Networking products have typically declined over time, unless impacted favorably by a new product introduction or mix, and will likely decline in the future.

Our plans for our operating cash flows are to provide liquidity for operations, to repurchase our stock to reduce the dilutive effects of our equity award programs and, from time to time, we may also opportunistically repurchase our stock under our previously announced stock repurchase programs. In addition, we may use our operating cash flows to strengthen our networking portfolios through acquisitions and strategic investments.
Results of Operations
We report our fiscal year on a 52/53-week period ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal years 2013, 2012 and 2011 were 52-week fiscal years. Our next 53-week fiscal year will be fiscal year 2014, and our next 14-week quarter will be in the second quarter of fiscal year 2014.
Our results of operations for the years ended October 26, 2013, October 27, 2012, and October 29, 2011, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products, and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 26, 2013	% of Net Revenues	October 27, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$1,318,509	59.3%	$1,356,099	60.6%	$(37,590)	(2.8)%
IP Networking Products	552,058	24.8%	534,757	23.9%	17,301	3.2%
Global Services	352,297	15.9%	346,914	15.5%	5,383	1.6%
Total net revenues	$2,222,864	100.0%	$2,237,770	100.0%	$(14,906)	(0.7)%

	Fiscal Year Ended
	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$1,356,099	60.6%	$1,237,994	57.6%	$118,105	9.5%
IP Networking Products	534,757	23.9%	551,820	25.7%	(17,063)	(3.1)%
Global Services	346,914	15.5%	357,628	16.7%	(10,714)	(3.0)%
Total net revenues	$2,237,770	100.0%	$2,147,442	100.0%	$90,328	4.2%
The decrease in total net revenues for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, reflects lower sales of our SAN products, partially offset by higher sales of our IP Networking products and Global Services offerings, as further described below:

•
The decrease in SAN product revenues was caused by a decrease in director and server product revenues due to weaker demand from our OEMs and weaker end-user demand in the high-end storage array market in fiscal year 2013. We continue to maintain a positive view of the long-term SAN market despite a soft storage market in the near term. The decrease in SAN product revenues was partially offset by the continued strong growth in sales of our Gen 5 Fibre Channel products. Our average selling price per port increased by 1.3% during the fiscal year ended October 26, 2013, which was offset by the 4.0% decrease in the number of ports shipped during the same period, resulting in lower SAN product revenues in fiscal year 2013;

•
The increase in IP Networking product revenues primarily reflects higher revenues from our IP routing and application delivery products. Based on our analysis of the information we collect in our sales management system, we estimate that revenues from our service provider and enterprise end customers have increased for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, while revenues from our U.S. federal government end customers have decreased due to the current challenging federal budget environment and the budget-related government shutdown, which caused a delay in the orders for some funded projects. As the percentage of our IP Networking products being sold through two-tier distribution has increased, it has become increasingly difficult to quantify our revenues by end customer, and, therefore, these results are based solely on our estimates; and

•
The increase in Global Services revenues was primarily attributable to an increase in the sales of initial support contracts and renewal support contracts for our IP Networking products, partially offset by a decrease in professional services revenues.

The increase in total net revenues for the fiscal year ended October 27, 2012, compared with the fiscal year ended October 29, 2011, reflects higher sales of our SAN products, partially offset by lower revenues from our IP Networking products and Global Services offerings, as further described below:

•
The increase in SAN product revenues was driven by a shift in mix to our high-end, higher bandwidth director and switch products, including strong growth in sales of our Gen 5 Fibre Channel products. The number of ports shipped during the fiscal year ended October 27, 2012, increased by 3.5%, and average selling price per port increased by 5.7%;

•
The decrease in IP Networking product revenues reflects lower revenues from our IP routing and application delivery products while Ethernet switching product revenue was flat year-over-year. As more of our IP Networking products are being sold through our two-tier distribution channel, it has become increasingly difficult to consistently identify the customer split of our end users. Based on our analysis of the information we collect in our sales management system, we estimate that revenues from our enterprise customers decreased, partially offset by an increase in revenues from both service provider and U.S. federal government customers. Our IP Networking business was impacted by slower enterprise customer spending and the competitive enterprise environment. In addition, enterprise product revenue decreased in part due to our transition to a two-tier distribution channel model. This transition resulted in lower average selling prices through the distribution channel, which was not compensated by an increase in distribution channel sales volumes; and

•
The decrease in Global Services revenues was primarily attributed to the sale of Strategic Business Systems, Inc. (“SBS”), a wholly-owned subsidiary, in September 2011, partially offset by an increase in IP Networking support revenues.

Our total net revenues by geographical area are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 26, 2013	% of Net Revenues	October 27, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$1,351,242	60.8%	$1,414,390	63.2%	$(63,148)	(4.5)%
Europe, the Middle East and Africa (1)	552,734	24.9%	493,979	22.1%	58,755	11.9%
Asia Pacific	181,461	8.1%	186,244	8.3%	(4,783)	(2.6)%
Japan	97,259	4.4%	99,887	4.5%	(2,628)	(2.6)%
Canada, Central and South America	40,168	1.8%	43,270	1.9%	(3,102)	(7.2)%
Total net revenues	$2,222,864	100.0%	$2,237,770	100.0%	$(14,906)	(0.7)%

	Fiscal Year Ended
	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$1,414,390	63.2%	$1,313,302	61.2%	$101,088	7.7%
Europe, the Middle East and Africa (1)	493,979	22.1%	502,999	23.4%	(9,020)	(1.8)%
Asia Pacific	186,244	8.3%	212,636	9.9%	(26,392)	(12.4)%
Japan	99,887	4.5%	75,542	3.5%	24,345	32.2%
Canada, Central and South America	43,270	1.9%	42,963	2.0%	307	0.7%
Total net revenues	$2,237,770	100.0%	$2,147,442	100.0%	$90,328	4.2%

(1)
Includes net revenues of $339.1 million, $259.2 million and $257.5 million for the fiscal years ended October 26, 2013, October 27, 2012, and October 29, 2011, respectively, relating to the Netherlands.

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

International revenues for the fiscal year ended October 26, 2013, increased as a percentage of total net revenues compared to the prior year primarily due to a shift in the mix of SAN product sales to certain of our OEM partners from the United States region to the Europe, Middle East and Africa regions relative to total net revenues. International revenues for the fiscal year ended October 27, 2012, decreased as a percentage of total net revenues compared to the prior year primarily due to higher revenues from our SAN product sales to U.S. OEM partners, which strengthened U.S. revenues, as well as lower product sales in EMEA due to a weak macroeconomic environment.
A significant portion of our revenues are concentrated among a relatively small number of OEM customers. For the fiscal years ended October 26, 2013, October 27, 2012, and October 29, 2011, the same three customers each represented 10% or more of our total net revenues for a combined total of 46% (EMC Corporation (“EMC”) with 18%, Hewlett-Packard Company (“HP”) with 12% and International Business Machines Corporation (“IBM”) with 16%), 47% (EMC with 16%, HP with 13% and IBM with 18%) and 43% (EMC with 15%, HP with 13% and IBM with 15%), respectively, of our total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or a significant decrease in the level of sales to, or a change in the ordering pattern of any one of, these customers could seriously harm our financial condition and results of operations.
Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	October 26, 2013	% of Net Revenues	October 27, 2012	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$963,121	73.0%	$993,491	73.3%	$(30,370)	(0.3)%
IP Networking Products	249,084	45.1%	207,509	38.8%	41,575	6.3%
Global Services	196,674	55.8%	182,019	52.5%	14,655	3.3%
Total gross margin	$1,408,879	63.4%	$1,383,019	61.8%	$25,860	1.6%

	Fiscal Year Ended
	October 27, 2012	% of Net Revenues	October 29, 2011	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$993,491	73.3%	$881,981	71.2%	$111,510	2.1%
IP Networking Products	207,509	38.8%	230,637	41.8%	(23,128)	(3.0)%
Global Services	182,019	52.5%	170,916	47.8%	11,103	4.7%
Total gross margin	$1,383,019	61.8%	$1,283,534	59.8%	$99,485	2.0%
For the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, total gross margin increased in absolute dollars and as a percentage of total net revenues due to a combination of factors for our SAN products, IP Networking products and Global Services offerings, as further described below.
Gross margin percentage by reportable segment increased or decreased for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues decreased due to a 1.4% increase in manufacturing overhead costs relative to net revenues primarily due to a decrease in our ports shipped versus our fixed overhead costs, partially offset by a 0.5% decrease in amortization of SAN-related intangible assets and a 0.4% decrease in discrete period costs, in each case, relative to net revenues;

•
IP Networking gross margins relative to net revenues increased primarily due to a 2.8% decrease in product costs, which is primarily due to a more favorable mix of IP Networking products, a 2.2% decrease in manufacturing overhead costs, and a 1.7% decrease in discrete period costs, which is primarily due to lower inventory revaluation and decreased warranty expense, in each case, relative to net revenues. These decreases were partially offset by the costs associated with certain Foundry pre-acquisition litigation, which caused a 0.6% increase in costs, relative to net revenues; and

•
Global Services gross margins relative to net revenues increased primarily due to a 3.4% decrease in service and support costs relative to net revenues, primarily due to a decrease in period costs related to improved utilization of service inventory assets within our spares depot, as well as decreases in legal, IT and facilities expenses.

For the fiscal year ended October 27, 2012, compared with the fiscal year ended October 29, 2011, total gross margin increased in absolute dollars and percentage primarily due to an increase in margins on SAN products and Global Services offerings, and a favorable product mix resulting from a year-over-year increase in the relative percentage of SAN products sold, which yield higher gross margins. This was partially offset by a decrease in margins on IP Networking products.
Gross margin percentage by reportable segment increased or decreased for the fiscal year ended October 27, 2012, compared with the fiscal year ended October 29, 2011, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased due to a 1.1% decrease in product costs relative to net revenues. Additionally, amortization of SAN-related intangible assets decreased by 0.9% relative to net revenues;

•
IP Networking gross margins relative to net revenues decreased due to a 4.3% increase in manufacturing costs, as well as a 1.1% increase in product costs relative to net revenues, which is primarily due to the impact of a decrease in average selling prices and an unfavorable mix due to an increase in the percentage of sales of our fixed form products, which yield lower gross margins. These increases were partially offset by a 2.6% decrease in other costs relative to net revenues, primarily by a decrease in inventory excess and obsolescence charges and warranty expense; and

•
Global Services gross margins relative to net revenues increased due to a 4.7% decrease in service and support costs relative to net revenues, primarily from decreased headcount as a result of the sale of SBS.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of compensation and related expenses for personnel engaged in engineering and R&D activities, fees paid to consultants and outside service providers, engineering expenses, which primarily consist of nonrecurring engineering charges and prototyping expenses related to the design, development, testing and enhancement of our products, depreciation related to engineering and test equipment, and expenses related to legal, IT, facilities and other shared functions.
R&D expenses are summarized as follows (in thousands, except percentages):

	October 26, 2013		October 27, 2012
Research and development expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$378,521	17.0%	$363,090	16.2%	$15,431	4.2%
	October 27, 2012		October 29, 2011
	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$363,090	16.2%	$354,401	16.5%	$8,689	2.5%
R&D expenses increased for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, due to the following (in thousands):

Increase/ (Decrease)
Salaries and other compensation	$17,199
Depreciation and amortization expense	3,171
Engineering equipment expense	2,055
Various individually insignificant items	125
The increase in R&D expenses was partially offset by a decrease in the following:
Expenses related to legal, IT, facilities and other shared functions	(7,119)
Total change	$15,431

Salaries and other compensation increased primarily due to an increase in salaries and incentive compensation for employees added from the Vyatta, Inc. (“Vyatta”) acquisition, as well as merit-based increases in salaries and headcount growth related to other Brocade personnel. Depreciation and amortization expense increased due to additional equipment acquired for use in our engineering laboratories. In addition, engineering equipment expense increased primarily due to a physical write-off of scrapped equipment in fiscal year 2013. Expenses related to legal, IT, facilities and other shared functions allocated to research and development activities decreased primarily due to lower legal expenses due to recent litigation settlements, and lower IT expenses as part of our spending reduction plan.
R&D expenses increased for the fiscal year ended October 27, 2012, compared with the fiscal year ended October 29, 2011, due to the following (in thousands):

Increase/ (Decrease)
Salaries and other compensation	$6,999
Outside services expense	4,143
Depreciation and amortization expense	1,905
Engineering expense	1,187
The increase in R&D expenses was partially offset by decreases in the following:
Engineering equipment expense	(3,615)
Stock-based compensation expense	(1,007)
Various individually insignificant items	(923)
Total change	$8,689
Salaries and other compensation increased primarily due to an increase in our variable compensation due to improved financial results during fiscal year 2012. Outside services expense increased primarily due to increased certification and technical publication expenses as we penetrated new markets and fulfilled additional U.S. federal government customer testing requirements. In addition, depreciation and amortization expense increased due to additional depreciation expenses related to equipment for our laboratories. These increases were partially offset by the decrease in engineering equipment expense mainly due to reduced spending on equipment for product testing. In addition, stock-based compensation expense decreased mainly because of fewer grants of restricted stock units in fiscal year 2012 and forfeiture-related expense adjustments due to employee terminations.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and expenses related to legal, IT, facilities and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	October 26, 2013		October 27, 2012
Sales and marketing expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$567,637	25.5%	$608,502	27.2%	$(40,865)	(6.7)%
	October 27, 2012		October 29, 2011
	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$608,502	27.2%	$608,513	28.3%	$(11)	—%

Sales and marketing expenses decreased for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, due to the following (in thousands):

Increase/ (Decrease)
Salaries and other compensation	$(16,780)
Outside services and other marketing expense	(10,419)
Expenses related to legal, IT, facilities and other shared functions	(9,925)
Stock-based compensation expense	(3,833)
The decrease in sales and marketing expenses was partially offset by an increase in the following:
Various individually insignificant items	92
Total change	$(40,865)
Salaries and other compensation decreased primarily due to decreased headcount, which also resulted in lower variable compensation and commissions. Outside services and other marketing expense decreased primarily due to less spending on conferences and trade shows, as well as on advertising, in fiscal year 2013. Expenses related to legal, IT, facilities and other shared functions allocated to sales and marketing activities decreased primarily due to lower legal expenses due to recent litigation settlements, and to a lesser extent, lower IT and facilities expenses as part of our spending reduction plan. Stock-based compensation expense decreased primarily due to a decline in the grant date per-unit fair values of restricted stock units granted to employees in recent quarters, as well as due to certain executive departures in fiscal year 2013. The decline in grant date per-unit fair values was primarily due to lower average grant date stock prices for the restricted stock units amortized during fiscal year 2013 as compared to the restricted stock units amortized during fiscal year 2012 (see Note 12, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements).
Sales and marketing expenses remained flat for the fiscal year ended October 27, 2012, compared with the fiscal year ended October 29, 2011, due to the following (in thousands):

Increase/ (Decrease)
Salaries and other compensation	$(9,958)
Stock-based compensation expense	(2,810)
Outside services expense	(1,443)
Sales office facilities expense	(1,094)
Travel and entertainment expense	(961)
Various individually insignificant items	(460)
The decrease in sales and marketing expenses was offset by increases in the following:
Marketing expense	9,714
Expenses related to legal, IT, facilities and other shared functions	7,001
Total change	$(11)
Salaries and other compensation decreased primarily due to a reduction in variable compensation mainly attributable to lower sales commissions and lower headcount. Stock-based compensation expense decreased primarily due to fewer grants of restricted stock units in fiscal year 2012 and forfeiture-related expense adjustments due to employee terminations. Outside services expense decreased primarily due to a decrease in the use of outside consultants for business development and operational projects in fiscal year 2012. Sales office facilities expense decreased due to lower headcount and office consolidation. Travel and entertainment expense decreased due to lower headcount and lower spending due to cost control initiatives. These decreases were offset by an increase in marketing expense primarily due to our marketing awareness campaigns and various other marketing activities. In addition, expenses related to legal, IT, facilities and other shared functions increased primarily due to an increase in legal expenses allocated to sales and marketing.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of compensation and related expenses for corporate management, finance and accounting, human resources, legal, IT, facilities and investor relations, as well as recruiting expenses, professional fees, and other corporate expenses.

G&A expenses are summarized as follows (in thousands, except percentages):

	October 26, 2013		October 27, 2012
General and administrative expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$74,518	3.4%	$74,583	3.3%	$(65)	(0.1)%
	October 27, 2012		October 29, 2011
	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$74,583	3.3%	$69,506	3.2%	$5,077	7.3%
G&A expenses remained flat for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, due to the following (in thousands):

Increase/ (Decrease)
Outside services expense	$(3,804)
Various individually insignificant items	(418)
The decrease in G&A expenses was offset by increases in the following:
Salaries and other compensation	2,517
Stock-based compensation expense	1,640
Total change	$(65)
Expense associated with outside services decreased primarily due to lower legal expense resulting from the settlement of litigation matters during fiscal year 2013, as well as decreased costs with respect to IT and finance-related projects as part of our spending reduction plan. Salaries and other compensation increased primarily due to an increase in salaries and incentive compensation for employees added from the Vyatta acquisition, as well as merit-based increases in salaries and headcount growth related to other Brocade personnel, and severance and recruiting costs related to the transition to a new Chief Executive Officer. Stock-based compensation expense increased mainly because of more grants of restricted stock units since fiscal year 2012, as well as due to incremental expense resulting from higher contributions for the ESPP purchase period that closed in the third fiscal quarter of 2013 as compared to the contributions for the purchase period that closed in the third fiscal quarter of 2012 (see Note 12, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements).
G&A expenses increased for the fiscal year ended October 27, 2012, compared with the fiscal year ended October 29, 2011, due to the following (in thousands):

Increase/ (Decrease)
Outside services expense	$6,408
Salaries and other compensation	6,007
The increase in G&A expenses was partially offset by decreases in the following:
Facilities expense	(2,675)
Stock-based compensation expense	(1,917)
Equipment and furniture expense	(1,888)
Various individually insignificant items	(858)
Total change	$5,077
Outside services expense increased primarily due to increased costs for our ongoing litigation matters. Salaries and other compensation increased due to merit increases in salaries and increased severance costs in fiscal year 2012, as well as an increase in our variable compensation due to improved financial results during fiscal year 2012. These increases were partially offset by a decrease in various facilities expense, stock-based compensation expense and spending on equipment and furniture.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	October 26, 2013		October 27, 2012
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$54,256	2.4%	$59,204	2.6%	$(4,948)	(8.4)%
	October 27, 2012		October 29, 2011
	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$59,204	2.6%	$60,713	2.8%	$(1,509)	(2.5)%
The decrease in amortization of intangible assets for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, as well as for the fiscal year ended October 27, 2012, compared with the fiscal year ended October 29, 2011, was primarily due to the full amortization of certain of our intangible assets, partially offset by the additional amortization of the Vyatta intangible assets acquired in the first fiscal quarter of 2013.
Intangible assets are recorded based on estimates of fair value at the time of the acquisition and identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements).
Restructuring and other costs (recoveries). Restructuring and other costs (recoveries) are summarized as follows (in thousands, except percentages):

	October 26, 2013		October 27, 2012
Restructuring and other costs (recoveries):	Expense	% of Net Revenues	Recovery	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$25,464	1.1%	$(89)	—%	$25,553	*
	October 27, 2012		October 29, 2011
	Recovery	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(89)	—%	$125	—%	$(214)	(171.2)%

* Not meaningful
Restructuring and other charges for the fiscal year ended October 26, 2013, were primarily due to $20.4 million of severance and benefits related to a reduction in workforce, $4.0 million related to contract terminations and other charges, and $1.1 million related to estimated lease loss reserve and related costs recorded during the fiscal year ended October 26, 2013 (see Note 5, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements).
In May 2013, we announced that we were making certain changes in our strategic direction by focusing on key technology segments, as well as investing in data center and public sector market opportunities. As a result, during the fiscal year ended October 26, 2013, we reevaluated our business model to restructure certain business operations, reorganize certain business units, and reduce our operating expense structure.
As a result of the completion of our restructuring plan and other related spending changes, our cost of revenues and other operating expenses have been reduced by at least $100 million on an annualized basis relative to cost of revenues and other operating expenses incurred during the first quarter of fiscal year 2013. We anticipate that these savings will carry over into the future periods, however, actual savings realized may differ if our assumptions are incorrect or if other unanticipated events occur. Savings may also be offset, or additional expenses incurred, if, and when, we make additional investments in labor, materials or capital in our business in the future, or if we decide to strengthen our networking portfolios through acquisitions and strategic investments.
This change in focus will also result in a rebalancing of resources away from certain non-key areas of our business and may impact our ability to generate revenue from certain products, markets, geographies and customers, and may lower our revenue, in the near term, by $80.0 million to $100.0 million on an annualized basis.
We did not incur any restructuring costs during the fiscal years ended October 27, 2012, and October 29, 2011. In addition, other costs (recoveries) were immaterial for the fiscal years ended October 27, 2012, and October 29, 2011.

Loss on sale of subsidiary. We did not incur any loss on sale of subsidiary during the fiscal years ended October 26, 2013, and October 27, 2012. During the fiscal year ended October 29, 2011, a loss of $12.8 million was recorded in connection with the sale of SBS, consisting primarily of loss on disposal of goodwill of $1.7 million and write-down of intangible assets of $11.1 million (see Note 13, “Loss on Sale of Subsidiary,” of the Notes to Consolidated Financial Statements).
Interest income. Interest income was immaterial for the fiscal years ended October 26, 2013, October 27, 2012, and October 29, 2011.
Other income (loss), net. Other income (loss), net, are summarized as follows (in thousands, except percentages):

	October 26, 2013		October 27, 2012
Other income (loss), net:	Income	% of Net Revenues	Loss	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$75,835	3.4%	$(1,499)	(0.1)%	$77,334	*
	October 27, 2012		October 29, 2011
	Loss	% of Net Revenues	Loss	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$(1,499)	(0.1)%	$(851)	—%	$(648)	76.1%

* Not meaningful
For the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, the increase in other income (loss), net, was primarily due to the nonrecurring gain of $76.8 million in the fiscal year ended October 26, 2013, resulting from the litigation settlement with A10 Networks, Inc. (additionally, see Note 14, “Other Income (Loss), net,” of the Notes to Consolidated Financial Statements).
Other income (loss), net, was immaterial for the fiscal years ended October 27, 2012, and October 29, 2011.
Interest expense. Interest expense primarily represents the interest cost associated with our term loan, senior secured notes and senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	October 26, 2013		October 27, 2012
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	(Increase)/ Decrease	% Change
Fiscal year ended	$(55,261)	(2.5)%	$(52,488)	(2.3)%	$(2,773)	5.3%
	October 27, 2012		October 29, 2011
	Expense	% of Net Revenues	Expense	% of Net Revenues	(Increase)/ Decrease	% Change
Fiscal year ended	$(52,488)	(2.3)%	$(97,838)	(4.6)%	$45,350	(46.4)%
Interest expense increased for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, primarily due to the $15.3 million expense that we recorded in the first quarter of fiscal year 2013, for the call premium, debt issuance costs and original issue discount relating to the redemption of the 6.625% senior secured notes due 2018 (the “2018 Notes”), in accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest cost accounting (additionally, see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements).
This increase was partially offset by the decrease in interest expense resulting from the term loan facility being fully paid off in the fourth quarter of fiscal year 2012, as well as due to the refinancing of the 2018 Notes. In January 2013, we issued $300.0 million in aggregate principal amount of 4.625% Senior Notes due 2023 (the “2023 Notes”) in a private placement (the “Offering”). The proceeds from the Offering, together with cash on hand, were used on February 21, 2013, to redeem all of the outstanding 2018 Notes, which had a higher interest rate. The transactions are described further below in “Liquidity and Capital Resources.”
Interest expense decreased for the fiscal year ended October 27, 2012, compared with the fiscal year ended October 29, 2011, as a result of a reduction in the principal amount of our outstanding debt and refinancing our term debt credit agreement in June 2011. In addition, as a result of the June 2011 refinancing, in accordance with the applicable accounting guidance for debt modification and extinguishment, we recorded an expense of $25.5 million of debt issuance costs and original issue discount relating to the portion of the term loan that was extinguished.

Income tax expense. Income tax expense and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
Income tax expense	$121,838	$29,220	$28,818
Effective tax rate	36.9%	13.0%	36.3%
In general, our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits (additionally, see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements).
The effective tax rate in fiscal year 2013 is higher than the 35% U.S. Federal statutory rate. The tax provision in fiscal year 2013 was impacted by a detriment to reduce previously recognized California deferred tax assets as a result of a change in California tax law, partially offset by discrete benefits from reserve releases resulting from audit settlements and expiring statutes of limitations, and an increase in the Federal research and development tax credit that was reinstated on January 2, 2013, for two years, and made retroactive to January 1, 2012.
The effective tax rate in fiscal year 2012 is lower than the 35% U.S. Federal statutory rate primarily due to earnings in our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the United States. Earnings of our subsidiaries outside of the U.S. primarily relate to our European and Asia Pacific businesses, which are headquartered in Switzerland and Singapore, respectively. The income tax expense recorded for the fiscal year ended October 27, 2012, includes discrete benefits from net reserve releases related to settling tax audits and from expiring statutes of limitations, and a lower benefit from the federal research and development tax credit which expired on December 31, 2011, and, therefore, was not applicable in calendar year 2012.
We recorded an income tax expense for the fiscal year ended October 29, 2011, primarily due to cash repatriated from our foreign subsidiary and foreign tax expenses, partially offset by discrete benefits from the retroactive reinstatement of the Federal research and development tax credit provision, reserve releases of settled tax audits and the expiration of certain statutes of limitations.
Based on the fiscal year 2014 financial forecast, we expect our effective tax rate in fiscal year 2014 to be lower than fiscal year 2013. Factors such as the mix of IP Networking versus SAN products and domestic versus international profits affect our tax expense. As estimates and judgments are used to project such domestic and international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Our income tax provision could change from either effects of changing tax laws and regulations or differences in international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM and channel partners. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities due to their inherent uncertainty. Such settlements have in the past and could in the future materially impact our tax expense. Given that the tax rate is affected by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
The Internal Revenue Service (the “IRS”) and other tax authorities regularly examine our income tax returns. The IRS is currently examining our federal tax returns for fiscal years 2009 and 2010. In addition, we are in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. We believe that, before the end of fiscal year 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate the range of potential decreases in underlying uncertain tax positions is between $0 and $4 million in the next twelve months. For additional discussion, see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements.
We believe that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that we will realize our deferred tax assets, except for California deferred tax assets and our capital loss carryforwards. Accordingly, we apply a valuation allowance to the California deferred tax assets due to the recent change in California law and to capital loss carryforwards due to the limited carryforward periods of these tax assets.

Liquidity and Capital Resources

	October 26, 2013	October 27, 2012	Increase/ (Decrease)
	(in thousands)
Cash and cash equivalents	$986,997	$713,226	$273,771
Percentage of total assets	27%	20%
We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax, and other payments or receipts. For additional discussion, see Part I, Item 1A. Risk Factors of this Form 10-K.
In January 2013, we issued $300.0 million of the 2023 Notes in the Offering. On January 22, 2013, we called the 2018 Notes for redemption. On February 21, 2013, we used the net proceeds from the Offering, together with cash on hand, to redeem all of our outstanding 2018 Notes, including the payment of the applicable premium and expenses associated with the redemption, and the interest on the 2018 Notes up to the date of redemption (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements).
Based on past performance and current expectations, we believe that internally generated cash flows and cash on hand will be generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next twelve months. Also, we have up to $125.0 million available under our revolving credit facility, and we can factor up to an aggregate amount of $50.0 million of our trade receivables under our factoring facility to provide additional liquidity. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity of, availability of, or our requirements for capital resources.
Our existing cash and cash equivalents totaled $987.0 million as of October 26, 2013. Of this amount, approximately 59% was held by our foreign subsidiaries. We do not currently anticipate a need of these funds held by our foreign subsidiaries for our domestic operations and our intent is to permanently reinvest such funds outside of the United States. Under current tax laws and regulations, if these funds are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
Financial Condition
Cash and cash equivalents as of October 26, 2013, increased by $273.8 million over the balance as of October 27, 2012, primarily due to the cash generated from operations, proceeds from the issuance of our common stock in connection with employee participation in our equity compensation plans, and the collection of the convertible note receivable from A10, partially offset by the cash used for the acquisition of Vyatta, purchases of property and equipment and the repurchase of outstanding shares of our common stock.
For the fiscal year ended October 26, 2013, we generated $451.0 million in cash from operating activities, which was higher than our net income for the same period, primarily as a result of adjustments to net income for non-cash items related to depreciation and amortization, tax charges and stock-based compensation expense.
Net cash used in investing activities for the fiscal year ended October 26, 2013, totaled $27.0 million and was primarily the result of $52.4 million in purchases of property and equipment and $44.6 million in the acquisition of Vyatta, partially offset by $70.0 million received from A10 for the payment of the convertible note receivable.
Net cash used in financing activities for the fiscal year ended October 26, 2013, totaled $149.4 million and was primarily the result of stock repurchases of $240.0 million, partially offset by proceeds from the issuance of common stock from ESPP purchases and stock option exercises of $93.8 million. For the fiscal year ended October 26, 2013, we repurchased approximately 41.2 million shares of our stock.
A majority of our accounts receivable balance is derived from sales to our OEM partners. As of October 26, 2013, four customers individually accounted for 18%, 12%, 11% and 11% of total accounts receivable, for a combined total of 52% of total accounts receivable. As of October 27, 2012, three customers individually accounted for 16%, 12% and 10% of total accounts receivable, for a combined total of 38% of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Accounts receivable days sales outstanding, which is a measure of the average number of days that a company takes to collect revenue after a sale has been made, for the year ended October 26, 2013, was 41 days, up from 38 days for the year ended October 27, 2012, primarily due to better sales linearity in 2012.
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
Fiscal Year 2013 Compared to Fiscal Year 2012
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities decreased by $139.8 million primarily due to increased payments with respect to accrued employee incentive compensation and accounts payable, and decreased accounts receivable collections, partially offset by a reduction of inventory balance. Fiscal year 2013 includes an annual payout of the employee incentive compensation for fiscal year 2012, as well as a semi-annual payout for the first half of fiscal year 2013. Fiscal year 2012 only includes a semi-annual payout of the employee incentive compensation for the second half of fiscal year 2011.
Investing Activities. Net cash used in investing activities decreased by $44.8 million. The decrease was primarily due to cash received from A10 for the payment of the convertible note receivable during the fourth quarter of fiscal year 2013, as well as lower capital expenditures during fiscal year 2013, which more than offset the $44.6 million of cash used for the acquisition of Vyatta during the first quarter of fiscal year 2013.
Financing Activities. Net cash used in financing activities decreased by $68.7 million. The decrease was primarily due to no principal payments toward the term loan during the fiscal year 2013, as this was fully paid off in the fourth quarter of fiscal year 2012. However, repurchases of our Company’s stock increased in fiscal year 2013, and we received lower proceeds from the issuance of common stock during fiscal year 2013.
Fiscal Year 2012 Compared to Fiscal Year 2011
Operating Activities. Net cash provided by operating activities increased by $141.6 million for the fiscal year ended October 27, 2012, compared with the fiscal year ended October 29, 2011. The increase was primarily due to an increase in net income during fiscal year 2012 and decreased payments with respect to accrued employee compensation.
Investing Activities. Net cash used in investing activities decreased by $19.5 million for the fiscal year ended October 27, 2012, compared with the fiscal year ended October 29, 2011. The decrease was primarily due to lower purchases of property and equipment.
Financing Activities. Net cash used in financing activities decreased by $59.0 million for the fiscal year ended October 27, 2012, compared with the fiscal year ended October 29, 2011. The decrease was primarily due to lower repurchases of our Company’s stock during fiscal year 2012.
Liquidity
Manufacturing and Purchase Commitments. We have manufacturing arrangements with contract manufacturers under which we provide twelve-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to use in normal operations within the next twelve months, in accordance with our policy (see Note 9, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements).
Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered indefinitely reinvested outside of the U.S. We intend to reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the U.S. for an indefinite period of time.
The IRS and other tax authorities regularly examine our income tax returns (see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Secured Credit Facility. In October 2008, we entered into a credit agreement for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (the “Senior Secured Credit Facility”). The credit agreement was subsequently amended in January 2010, June 2011, and October 2013 to, among other things, provide us with greater operating flexibility, reduce interest rates on the term loan facility, reduce interest rates and fees on the revolving credit facility and extend the maturity date of the revolving credit facility to April 7, 2014 (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements).
We prepaid the term loan in full, and there were no principal amounts or commitments outstanding under the term loan facility as of either October 26, 2013, or October 27, 2012. We have the following amount available for borrowing under the Senior Secured Credit Facility for ongoing working capital and other general corporate purposes, if needed, as of October 26, 2013 (in thousands):

	Original Amount	October 26, 2013
	Available	Used	Available
Revolving credit facility	$125,000	$—	$125,000
Senior Secured Notes. In January 2010, we issued $300.0 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300.0 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”) (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements). We used the proceeds to pay down a substantial portion of the outstanding term loan, and retire the convertible subordinated debt due on February 15, 2010, which had been assumed in connection with our acquisition of McDATA Corporation (“McDATA”). The 2018 Notes were redeemed in the second quarter of fiscal year 2013 as described further below.
Senior Unsecured Notes. In January 2013, we issued $300.0 million in aggregate principal amount of the 2023 Notes. We used the proceeds and cash on hand to redeem all of the outstanding 2018 Notes in the second quarter of fiscal year 2013 as described in Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit-related recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. No trade receivables were sold under our factoring facility during the fiscal years ended October 26, 2013, and October 27, 2012.
Under the terms of the factoring agreement, the total and available amounts of the factoring facility as of October 26, 2013, were $50.0 million.
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
These covenants are subject to a number of other limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2023 Indenture as of October 26, 2013.

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
These covenants are subject to a number of limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2020 Indenture as of October 26, 2013. The 2018 Indenture was discharged as of January 22, 2013 (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements). Prior to discharge, the 2018 Indenture contained substantially similar covenants and events of default to those in the 2020 Indenture. The Company was in compliance with all applicable covenants of the 2018 Indenture as of the date of discharge.
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
Senior Secured Credit Facility covenants. The credit agreement governing the Senior Secured Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable Senior Secured Credit Facility’s covenants as of October 26, 2013.
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
The financial covenants imposed under the Senior Secured Credit Facility are described below.
Consolidated Fixed Charge Coverage Ratio. Consolidated fixed charge coverage ratio means, at any date of determination, the ratio of (a) (i) consolidated EBITDA (excluding interest expense, if any, attributable to a campus sale-leaseback), plus (ii) rentals payable under leases of real property, less (iii) the aggregate amount of all capital expenditures to (b) consolidated fixed charges; provided that, for purposes of calculating the consolidated fixed charge coverage ratio for any period ending prior to the first anniversary of the closing date, consolidated interest charges shall be an amount equal to actual consolidated interest charges from the closing date through the date of determination multiplied by a fraction, the numerator of which is 365 and the denominator of which is the number of days from the closing date through the date of determination. Under the terms of the credit agreement, the Company is required to maintain a minimum fixed charge coverage ratio of at least 1.75:1.
Consolidated fixed charges, as defined in the credit agreement, is comprised of the following:

•	Consolidated interest charges;
Plus:

•
Regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness;

•	Rentals payable under leases of real property;

•	Restricted payments; and

•	Federal, state, local and foreign income taxes paid in cash.
Consolidated Leverage Ratio. Consolidated leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date to (b) consolidated EBITDA for the measurement period ending on such date. Under the terms of the credit agreement, the Company may not permit the consolidated leverage ratio at any time to exceed 3:1.

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of October 26, 2013 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations:
Senior secured notes due 2020 (1)	$428,906	$20,625	$41,250	$41,250	$325,781
Senior unsecured notes due 2023 (1)	427,924	13,875	27,750	27,750	358,549
Non-cancellable operating leases (2)	70,255	22,253	32,353	9,773	5,876
Non-cancellable capital lease	4,870	3,215	1,655	—	—
Purchase commitments, gross (3)	191,082	191,082	—	—	—
Total contractual obligations	$1,123,037	$251,050	$103,008	$78,773	$690,206
Other Commitments:
Standby letters of credit	$220	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$114,767	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $22.7 million, which consists of $7.1 million to be received in less than one year, $14.4 million to be received in one to three years, and $1.2 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued $4.4 million for estimated purchase commitments that we do not expect to use in normal operations within the next twelve months, in accordance with our policy.

(4)	As of October 26, 2013, we had a gross liability for unrecognized tax benefits of $112.5 million and a net accrual for the payment of related interest and penalties of $2.3 million.
Share Repurchase Program. As of October 26, 2013, our Board of Directors had authorized, since the inception of the program in August 2004, a total of $2.0 billion for the repurchase of our common stock. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock and other factors, including alternative investment opportunities. For the fiscal year ended October 26, 2013, we repurchased 41.2 million shares for an aggregate purchase price of $240.0 million. Approximately $1.0 billion remained authorized for future repurchases under this program as of October 26, 2013. Subsequent to October 26, 2013, and through the date of the filing of this Annual Report on Form 10-K, we repurchased 8.1 million shares of our common stock for an aggregate purchase price of $65.1 million. We are subject to certain covenants relating to our borrowings that may potentially restrict the amount of our Company’s shares that we can repurchase. As of October 26, 2013, we were in compliance with all covenants.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of October 26, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including, but not limited to, those related to sales allowances and programs, bad debts, stock-based compensation, commissions, allocation of purchase price of acquisitions, excess inventory and purchase commitments, restructuring costs, facilities lease losses, impairment of goodwill and other indefinite-lived intangible assets, litigation, uncertain tax positions and investments. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
In most instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish a selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our competitors, and our offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are typically not able to determine TPE.
When we are unable to establish selling price using VSOE or TPE, we use estimated selling price (“ESP”) in our allocation of the arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly-customized offerings.
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
The compensation expense for stock-based awards is adjusted for an estimated impact of forfeitures and is recognized over the vesting period of the award under a graded or straight-line vesting method. In addition, we record stock-based compensation expense in connection with shares issued under our employee stock purchase plan using the graded vesting method over the twenty-four month offering period.

We use the Black-Scholes option pricing model to determine the fair value of stock options granted when the measurement date is certain. We also use the Black-Scholes option pricing model to determine the fair value of the option component of employee stock purchase plan shares. The determination of the fair value of stock-based awards using the option pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, projected and actual employee stock option exercise behaviors, risk-free interest rates, estimated forfeitures and expected dividend yields.
We estimate the expected term of stock options granted by calculating the average term from our historical stock option exercise experience. We have never declared or paid any cash dividends, and therefore we use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We use implied volatilities from traded options of the Company’s common stock and historical volatilities of the Company’s common stock to estimate volatility over the expected term of the awards.
The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
Acquisitions—purchase price allocation. We allocate the purchase price of an acquired business to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. The excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets, if any, is recorded as goodwill. We estimate the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques. We adjust the preliminary purchase price allocation, as necessary, typically up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed. For additional discussion, see Note 3, “Acquisition,” of the Notes to Consolidated Financial Statements.
Inventory valuation and purchase commitment liabilities. We write down inventory and record purchase commitment liabilities for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon forecast of future product demand, product transition cycles and market conditions. Any significant unanticipated changes in demand or technological development could have a significant impact on the value of our inventory and purchase commitments and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment liabilities and charges against earnings may be required.
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
IPRD impairment testing. IPRD is an intangible asset accounted as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. During the development period, we conduct our IPRD impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPRD is impaired. Events that might indicate impairment include, but are not limited to, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on us and our customer base, and/or other relevant events such as changes in management, key personnel, litigations, or customers. Our ongoing consideration of all these factors could result in IPRD impairment charges in the future, which could adversely affect our net income.

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
Goodwill impairment testing. We conduct our goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. Events that might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period. Our ongoing consideration of all these factors could result in goodwill impairment charges in the future, which could adversely affect our net income.
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
The first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net asset values. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is below the reporting unit’s carrying value, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the initial acquisition accounting guidance in Accounting Standards Codification (“ASC”) 805 Business Combinations, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.
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
Consistent with prior years, we performed our annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2013. During our fiscal year 2013 annual goodwill impairment test, under the first step, we used a combination of approaches to estimate reporting units’ fair values. We believe that at the time of impairment testing performed in the second fiscal quarter of 2013, the income approach and the market approach were equally representative of a reporting unit’s fair value.

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
The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of the Ethernet Switching & IP Routing reporting unit, leaving all other assumptions unchanged:

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
Accounting for income taxes. The determination of our tax provision is subject to estimates and judgments due to operations in multiple tax jurisdictions inside and outside the United States. Sales to our international customers are principally taxed at rates that are lower than the United States statutory rates. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, an increase in the percentage of our total revenue from international customers, or in the mix of international revenue among particular tax jurisdictions, could change our overall effective tax rate. We intend to reinvest current and remaining accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States for an indefinite period of time. These earnings could become subject to United States federal and state income taxes and foreign withholding taxes, as applicable, should they be either deemed or actually remitted from our international subsidiaries to the United States. In addition, we evaluate the expected realization of our deferred tax assets and assess the need for a valuation allowance on a quarterly basis. As of October 26, 2013, our net deferred tax asset balance was $99.6 million. We believe that sufficient positive evidence exists from historical operations and projections of U.S. taxable income in future years to conclude that it is more likely than not that we would realize our deferred tax assets, except for California deferred tax assets and capital loss carryforwards. Historical operations showed that we have cumulative profits for the prior twelve quarters ended October 26, 2013. We only apply a valuation allowance to the California deferred tax assets due to the recent change in California law and to capital loss carryforwards due to the limited carryforward periods and the character of such tax attributes. In the event future income by jurisdiction is less than what is currently projected, we may be required to apply a valuation allowance to these deferred tax assets in jurisdictions for which realization is no longer determined to be more likely than not.
Accounting for uncertain tax benefits. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We apply a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation process. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The threshold and measurement attribute requires significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

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
Interest Rate Risk
Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents. Our cash and cash equivalents are primarily maintained at seven major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
The Company did not have any material investments as of October 26, 2013, that are sensitive to changes in interest rates.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for fiscal year 2013 were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of October 26, 2013, we held $124.1 million in cash flow derivative instruments. The maximum length of time over which we are hedged as of October 26, 2013, is through October 8, 2014.
We have performed a sensitivity analysis as of October 26, 2013, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on October 26, 2013. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of October 26, 2013.

Equity Price Risk
We had no investments in publicly traded equity securities as of October 26, 2013. The aggregate cost of our equity investments in non-publicly traded companies was $7.7 million as of October 26, 2013. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other-than-temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On October 25, 2013, the last business day of our fourth fiscal quarter of 2013, the last reported sale price of our common stock on the NASDAQ Global Select Market was $7.83 per-share.

Item 8.	Financial Statements and Supplementary Data
BROCADE COMMUNICATIONS SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Brocade Communications Systems, Inc.:
We have audited the accompanying consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries (the Company) as of October 26, 2013 and October 27, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended October 26, 2013. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of October 26, 2013 and October 27, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended October 26, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 26, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 16, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Santa Clara, California
December 16, 2013

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
	(In thousands, except per-share amounts)
Net revenues
Product	$1,870,567	$1,890,856	$1,789,814
Service	352,297	346,914	357,628
Total net revenues	2,222,864	2,237,770	2,147,442
Cost of revenues
Product	658,362	689,856	677,196
Service	155,623	164,895	186,712
Total cost of revenues	813,985	854,751	863,908
Gross margin	1,408,879	1,383,019	1,283,534
Operating expenses:
Research and development	378,521	363,090	354,401
Sales and marketing	567,637	608,502	608,513
General and administrative	74,518	74,583	69,506
Amortization of intangible assets	54,256	59,204	60,713
Restructuring and other costs (recoveries)	25,464	(89)	125
Loss on sale of subsidiary	—	—	12,756
Total operating expenses	1,100,396	1,105,290	1,106,014
Income from operations	308,483	277,729	177,520
Interest income	1,404	659	597
Other income (loss), net (Note 14)	75,835	(1,499)	(851)
Interest expense	(55,261)	(52,488)	(97,838)
Income before income tax	330,461	224,401	79,428
Income tax expense	121,838	29,220	28,818
Net income	$208,623	$195,181	$50,610
Net income per-share—basic	$0.46	$0.43	$0.11
Net income per-share—diluted	$0.45	$0.41	$0.10
Shares used in per-share calculation—basic	450,516	456,629	474,259
Shares used in per-share calculation—diluted	463,705	472,343	497,030
See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
	(In thousands)
Net income	$208,623	$195,181	$50,610
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	(1,748)	(3,468)	(1,831)
Net gains and losses reclassified into earnings	(376)	7,433	(6,444)
Net unrealized gains (losses) on cash flow hedges	(2,124)	3,965	(8,275)
Foreign currency translation adjustments	(1,456)	(1,833)	(894)
Total other comprehensive income (loss)	(3,580)	2,132	(9,169)
Total comprehensive income	$205,043	$197,313	$41,441
See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

	October 26, 2013	October 27, 2012
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$986,997	$713,226
Accounts receivable, net of allowances for doubtful accounts of $575 and $833 at October 26, 2013, and October 27, 2012, respectively	249,598	233,139
Inventories	45,344	68,179
Deferred tax assets	98,018	91,539
Prepaid expenses and other current assets	42,846	49,496
Total current assets	1,422,803	1,155,579
Property and equipment, net	472,940	518,940
Goodwill	1,645,437	1,624,089
Intangible assets, net	40,258	109,265
Non-current deferred tax assets	1,585	136,175
Other assets	38,368	37,213
Total assets	$3,621,391	$3,581,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,218	$117,350
Accrued employee compensation	145,996	182,597
Deferred revenue	226,696	216,283
Current restructuring liabilities	16,418	976
Current portion of long-term debt	2,996	1,977
Other accrued liabilities	80,339	91,285
Total current liabilities	560,663	610,468
Long-term debt, net of current portion	596,208	599,203
Non-current restructuring liabilities	1,008	1,606
Non-current deferred revenue	76,426	76,907
Non-current income tax liability	38,680	55,387
Other non-current liabilities	1,593	1,870
Total liabilities	1,274,578	1,345,441
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 445,285 and 456,913 shares at October 26, 2013, and October 27, 2012, respectively	445	457
Additional paid-in capital	1,915,152	2,009,190
Accumulated other comprehensive loss	(13,444)	(9,864)
Retained earnings	444,660	236,037
Total stockholders’ equity	2,346,813	2,235,820
Total liabilities and stockholders’ equity	$3,621,391	$3,581,261
See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$208,623	$195,181	$50,610
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(3,189)	(5,141)	(312)
Non-cash tax charges	78,206	—	—
Depreciation and amortization	184,114	192,218	206,352
Loss on disposal of property and equipment	6,709	883	2,325
Loss on sale of subsidiary	—	—	12,756
Amortization of debt issuance costs and original issue discount	1,214	7,788	13,183
Write-off of original issue discount and debt issuance costs related to lenders that did not participate in refinancing	5,360	—	25,465
Net gains on investments	—	(179)	(340)
Provision for doubtful accounts receivable and sales allowances	9,221	11,301	9,343
Non-cash compensation expense	73,618	77,169	83,076
Changes in assets and liabilities:
Accounts receivable	(25,509)	4,701	53,561
Inventories	24,173	4,656	1,327
Prepaid expenses and other assets	(66,001)	3,987	(1,688)
Deferred tax assets	4,825	1,256	(2,158)
Accounts payable	(28,862)	7,720	(38,917)
Accrued employee compensation	(57,859)	47,679	216
Deferred revenue	8,599	22,744	19,579
Other accrued liabilities	12,944	20,277	20,878
Restructuring liabilities	14,843	(1,370)	(6,024)
Net cash provided by operating activities	451,029	590,870	449,232

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
	(In thousands)
Cash flows from investing activities:
Purchases of short-term investments	—	—	(38)
Proceeds from maturities and sale of short-term investments	—	952	1,604
Purchases of property and equipment	(52,371)	(72,797)	(96,797)
Net cash paid in connection with acquisition	(44,629)	—	—
Proceeds from collection of convertible note receivable	70,000	—	—
Proceeds from sale of subsidiary	—	35	3,905
Net cash used in investing activities	(27,000)	(71,810)	(91,326)
Cash flows from financing activities:
Proceeds from senior unsecured notes	296,250	—	—
Proceeds from term loan	—	—	198,950
Payment of principal related to senior secured notes	(300,000)	—	—
Payment of principal related to the term loan	—	(190,000)	(359,898)
Payment of debt issuance costs related to senior unsecured notes	(992)	—	—
Payment of fees related to the term loan	—	—	(1,167)
Payment of principal related to capital leases	(1,627)	(1,866)	(1,761)
Common stock repurchases	(240,000)	(130,209)	(210,698)
Proceeds from issuance of common stock	93,771	98,791	97,152
Excess tax benefits from stock-based compensation	3,189	5,141	312
Net cash used in financing activities	(149,409)	(218,143)	(277,110)
Effect of exchange rate fluctuations on cash and cash equivalents	(849)	(1,893)	(578)
Net increase in cash and cash equivalents	273,771	299,024	80,218
Cash and cash equivalents, beginning of year	713,226	414,202	333,984
Cash and cash equivalents, end of year	$986,997	$713,226	$414,202

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,842	$44,686	$56,576
Cash paid for income taxes	$14,493	$4,999	$1,148
Supplemental schedule of non-cash investing activities:
Note assumed on sale of subsidiary	$—	$—	$1,218
Acquisition of property and equipment through capital leases	$1,312	$—	$—
See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Number of Shares	Amount
	(In thousands)
Balance at October 30, 2010	461,291	$461	$2,047,525	$(2,827)	$(9,754)	$2,035,405
Issuance of common stock	34,735	35	70,119			70,154
Common stock repurchases	(48,004)	(48)	(210,650)			(210,698)
Tax detriment from employee stock plans			(5,240)			(5,240)
Stock-based compensation			83,076			83,076
Change in net unrealized gains on cash flow hedges				(8,275)		(8,275)
Change in cumulative translation adjustments				(894)		(894)
Net income					50,610	50,610
Balance at October 29, 2011	448,022	$448	$1,984,830	$(11,996)	$40,856	$2,014,138
Issuance of common stock	33,198	33	82,138			82,171
Common stock repurchases	(24,307)	(24)	(130,185)			(130,209)
Tax detriment from employee stock plans			(4,762)			(4,762)
Stock-based compensation			77,169			77,169
Change in net unrealized gains on cash flow hedges				3,965		3,965
Change in cumulative translation adjustments				(1,833)		(1,833)
Net income					195,181	195,181
Balance at October 27, 2012	456,913	$457	$2,009,190	$(9,864)	$236,037	$2,235,820
Issuance of common stock	29,556	29	73,778			73,807
Common stock repurchases	(41,184)	(41)	(239,959)			(240,000)
Tax detriment from employee stock plans			(1,475)			(1,475)
Stock-based compensation			73,618			73,618
Change in net unrealized gains on cash flow hedges				(2,124)		(2,124)
Change in cumulative translation adjustments				(1,456)		(1,456)
Net income					208,623	208,623
Balance at October 26, 2013	445,285	$445	$1,915,152	$(13,444)	$444,660	$2,346,813
See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is a leading supplier of networking equipment, including Internet Protocol (“IP”) based networking solutions and Storage Area Networking (“SAN”) solutions for businesses and organizations of many types and sizes, including global enterprises, and service providers such as telecommunication firms, cable operators and mobile carriers. Brocade’s products, services and solutions simplify information technology (“IT”) infrastructure, increase resource utilization, ensure availability of mission critical applications, and support key IT services including Internet connectivity, enterprise mobility, virtualization, and cloud computing.
The fiscal year for the Company is the 52 or 53 weeks ending on the last Saturday in October. As is customary for companies that use the 52/53-week convention, every fifth year contains a 53-week year. Fiscal years 2013, 2012 and 2011 were 52-week fiscal years. The Company’s next 53-week fiscal year will be fiscal year 2014 and its next 14-week quarter will be in the second quarter of fiscal year 2014.
The Consolidated Financial Statements include the accounts of Brocade and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates in Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, sales allowances and programs, allowance for doubtful accounts, stock-based compensation, purchase price allocations, warranty obligations, inventory valuation and purchase commitments, restructuring costs, commissions, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes, and investments. Actual results may differ materially from these estimates.
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
Unrealized holding gains and losses related to the Company’s investments are included as a separate component of accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, net of any related tax effect. Realized gains and losses are calculated based on the specific identification method and are included in “Other expense, net” on the Consolidated Statements of Income.
The Company recognizes an impairment charge when the fair values of its investments have fallen below their cost basis and the decline in fair value is assessed to be other-than-temporary. An other-than-temporary impairment is triggered when there is an intent to sell the security, and it is more likely than not that the security will be required to be sold before recovery, or the Company is not expected to recover the entire amortized cost basis of the security. The Company also considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the cost basis and the financial condition and near-term prospects of the issuer. For impairments involving credit losses, the Company recognizes the credit loss component in earnings and the remainder of the impairment is recorded in accumulated other comprehensive loss.

From time to time the Company makes equity investments in non-publicly traded companies. These investments are included in “Other assets” on the accompanying Consolidated Balance Sheets and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective issuer’s operating and financial policies, nor does it have a liquidation preference that is substantive. The Company monitors its investments in non-publicly traded companies for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in “Other expense, net” on the Consolidated Statements of Income. Factors considered in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition, going concern considerations such as the rate at which the issuer company utilizes cash and the issuer company’s ability to obtain additional private financing to fulfill its stated business plan, the need for changes to the issuer company’s existing business model due to changing business environments and its ability to successfully implement necessary changes, and comparable valuations. The carrying value of the Company’s equity investments in non-publicly traded companies at October 26, 2013, and October 27, 2012, was $7.7 million and $7.0 million, respectively.

Fair Value of Financial Instruments
The fair value of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate cost because of their short maturities. The fair value of the Company’s investments is primarily determined using quoted market prices for those securities or similar financial instruments.
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

Inventories
Inventories are stated at the lower of cost or market. Inventory costs include material, labor and overhead. The Company records inventory write-downs based on excess and obsolete inventory determined primarily by its forecast of future demand. A majority of the Company’s inventory is located off-site at customers’ hubs, third-party managed service depots and at contract manufacturers’ locations. Cash flows related to the sale of inventories are classified as cash flows from operating activities.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. An estimated useful life of three years is used for computer equipment and four to seven years is used for software based on the nature of the software purchased. Estimated useful lives of up to four years are used for engineering and other equipment, seven years is used for furniture and an estimated useful life of thirty-nine years is used for buildings. Leasehold improvements are amortized using the straight-line method over the shorter of ten years or the remaining term of the lease.
Interest costs related to major construction projects are capitalized until the asset is ready for service. Capitalized interest is calculated by multiplying the weighted-average interest rate on the Company’s long-term debt by the qualifying construction costs. Interest capitalized may not exceed gross interest expense for the period. As the qualifying asset is moved to the depreciation and amortization pool, the related capitalized interest is also transferred and is amortized over the useful life of the related asset. No interest costs were capitalized during the years ended October 26, 2013, October 27, 2012, and October 29, 2011, since the construction of the Company’s campus project was completed in the third quarter of fiscal year 2010.
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
Goodwill, Other Indefinite-lived Intangible Assets and Long-lived Intangible Assets
Goodwill and other indefinite-lived intangible assets are generated as a result of business combinations. Our indefinite-lived assets are comprised of acquired in-process research and development (“IPRD”) and goodwill. IPRD is an intangible asset accounted as an indefinite-lived asset until the completion or abandonment of the associated research and development effort.
During the development period, the Company conducts an IPRD impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPRD is impaired. Events which might indicate impairment include, but are not limited to, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on us and our customer base, and/or other relevant events such as changes in management, key personnel, litigations, or customers.
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
Long-lived intangible assets are carried at cost less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful life of the respective asset. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the Company’s business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period. Impairment is recognized based on the difference between the fair value of the asset and its carrying value. For additional discussion, see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements.

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
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are primarily maintained at seven major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of October 26, 2013, four customers individually accounted for 18%, 12%, 11% and 11% of total accounts receivable, for a combined total of 52% of total accounts receivable. As of October 27, 2012, three customers individually accounted for 16%, 12% and 10%, of total accounts receivable, for a combined total of 38% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.
For the years ended October 26, 2013, October 27, 2012 and October 29, 2011, the same three customers accounted for a combined total of 46% (EMC Corporation (“EMC”) with 18%, Hewlett-Packard Company (“HP”) with 12%, and International Business Machines Corporation (“IBM”) with 16%), 47% (EMC with 16%, HP with 13%, and IBM with 18%) and 43% (EMC with 15%, HP with 13%, and IBM with 15%) of total net revenues, respectively.
The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers for the production of its products, including Hon Hai Precision Industry Co., Ltd., Accton Wireless Broadband Corporation, Motorola, Inc. and Quanta Computer Incorporated (collectively, the contract manufacturers or “CMs”). Although the Company uses standard parts and components for its products where possible, the Company’s CMs currently purchase, on their behalf, several key components used in the manufacture of products from single or limited supplier sources.
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

The Company reduces revenue for estimated sales allowances at the time of shipment and sales programs at the later of revenue recognition or communication of the commitment for sales incentives. Sales allowances are estimated based on historical sales returns. Sales programs are estimated based on approved sales programs versus claims under such sales programs, current trends and the Company’s expectations regarding future activity. In addition, the Company maintains an allowance for doubtful accounts, which is also accounted for as a reduction in revenue. The Company establishes the allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. The Company maintains bad debt reserves based upon the analysis of accounts receivable, historical collection patterns, customer concentrations, customer creditworthiness, current economic trends, changes in customer payment terms and practices, and customer communication. The Company records a specific reserve for individual accounts when it becomes aware of a customer’s likely inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, the Company would further adjust estimates of the recoverability of receivables.
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
In most instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically unable to determine TPE.
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
The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. There was no material impact on revenues during the fiscal year ended October 26, 2013 nor does the Company expect a material impact in the near term from changes in VSOE, TPE or ESP.
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
Foreign Currency
Assets and liabilities of the Company’s international subsidiaries in which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated into U.S. dollars at the average exchange rates during the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive loss. Foreign exchange gains and losses for assets and liabilities of the Company’s international subsidiaries in which the functional currency is the U.S. dollar are recorded in the Company’s Consolidated Statement of Income.
Capitalized Software Development Costs
Eligible software development costs are capitalized upon the establishment of technological feasibility, which is defined as being equivalent to completion of a beta-phase working prototype. Total eligible software development costs have not been material to date.
Costs related to internally developed software and software purchased for internal use, primarily for implementation and upgrade of the Company’s enterprise-wide integrated business information system, are capitalized and included in “Property and equipment, net.” These costs are being depreciated over the estimated useful lives of four to seven years based on the nature of the software purchased.
Advertising Costs
The Company expenses all advertising costs as incurred. Advertising costs were $15.3 million, $17.7 million and $12.1 million for the years ended October 26, 2013, October 27, 2012, and October 29, 2011, respectively.
During the fiscal year ended October 27, 2012, the Company entered into a multi-year arrangement which includes exchanging certain of the Company’s products and services, with the estimated overall fair value of $16.6 million, for advertising services. The Company is accounting for this transaction based on fair values of products and services surrendered and recognized $7.1 million and $0.3 million of gross operating revenue in the fiscal year ended October 26, 2013, and October 27, 2012, respectively. As the advertising has not yet been received, the corresponding $7.4 million advertising prepayment is currently recorded within “Other assets”.
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
Computation of Net Income per Share
Basic net income per-share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per-share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on earnings per-share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units and awards and assumed issuance of stock under the employee stock purchase plan, all using the treasury stock method.

Stock-Based Compensation
The Company accounts for employee equity awards under the fair value method. Accordingly, the Company measures stock-based compensation at the grant date based on the fair value of the award. The fair values of stock options and the Employee Stock Purchase Plan (“ESPP”) are estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to restricted stock units is based on the fair value of the Company’s common stock on the date of the grant. The Company records stock-based compensation expense over the twenty-four month offering period in connection with shares issued under its ESPP. The compensation expense for stock-based awards is reduced by an estimate for forfeitures and is recognized over the vesting period of the award under a graded vesting method, except for restricted stock units granted by the Company, which are recognized over the expected term of the award under a straight-line vesting method. For additional discussion, see Note 12, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements.
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
New Accounting Pronouncements or Updates Recently Adopted
In June 2011 and December 2011, the FASB issued updates to ASC 220 Comprehensive Income (“ASC 220”): Presentation of Comprehensive Income. The amendments from these updates increase the prominence of items reported in other comprehensive income and eliminate the option to present components of other comprehensive income as part of the statement of equity. The Company adopted these updates in the first quarter of fiscal year 2013, presenting the required information in the Consolidated Statements of Comprehensive Income.
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

3. Acquisition
On November 9, 2012, the Company completed its acquisition of Vyatta, Inc. (“Vyatta”), a privately held developer of a software-based network operating system suite headquartered in Belmont, California. Vyatta became a wholly-owned subsidiary of the Company as a result of the acquisition. The Vyatta operating system suite is deployed on conventional computer hardware platforms for multiple applications in network virtualization, software-defined networking (“SDN”) and private/public cloud computing platforms. This acquisition complements Brocade’s investments in SDN, Ethernet switches and routers and enables Brocade to pursue new market opportunities in data center virtualization, public cloud, enterprise virtual private cloud and managed services.
The results of operations of Vyatta are included in the Company’s Consolidated Statement of Income from the date of the acquisition. The Company does not consider the acquisition of Vyatta to be material to its results of operations or financial position, and therefore, Brocade is not presenting pro-forma financial information of combined operations.
The total purchase price was $44.8 million, consisting of $43.6 million cash consideration and $1.2 million related to prepaid license fees paid by the Company to Vyatta that was effectively settled at the recorded amount as a result of the acquisition. Of the cash consideration, $7.0 million will be held in escrow for a period of eighteen months from the closing of the acquisition and will be released subject to resolution of certain contingencies. In addition, the Company paid direct acquisition costs of $0.4 million.
In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired (in thousands):

Assets acquired:
Cash	$140
Accounts receivable	511
Identifiable intangible assets:
In-process technology	21,590
Customer relationships	1,080
Core/developed technology	1,040
Non-compete agreements	810
Trade name	460
Total identifiable intangible assets	24,980
Goodwill (1)	25,681
Other assets	1,017
Total assets acquired	52,329
Liabilities assumed:
Deferred tax liability	3,475
Deferred revenue	1,354
Accounts payable and other accrued liabilities	2,731
Total liabilities assumed	7,560
Net assets acquired	$44,769

(1)	None of the goodwill recognized is expected to be deductible for income tax purposes.

4. Goodwill and Intangible Assets
The following table presents a summary of the net carrying value of the Company’s intangible assets (in thousands):

	October 26, 2013	October 27, 2012
Indefinite-lived intangible assets:
Goodwill	$1,645,437	$1,624,089
In-process research and development (1)	21,590	—
Finite-lived intangible assets:
Total intangible assets subject to amortization	18,668	109,265
Total intangible assets	$1,685,695	$1,733,354

(1)
Acquired in-process research and development (“IPRD”) is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. While accounted as an indefinite-lived asset, the IPRD intangible asset is subject to testing for impairment annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPRD is impaired. If the research and development effort associated with the IPRD is successfully completed, then the IPRD intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed. During the fiscal year ended October 26, 2013, the IPRD intangible asset was not amortized due to the current stage of the associated research and development effort, which is expected to be completed in fiscal year 2014.

The Company performed its annual development period’s IPRD impairment test using measurement data as of the first day of the second fiscal quarter of 2013. During the test, the Company exercised the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its IPRD asset is less than its carrying amount. After assessing the totality of events and circumstances, the Company determined that it is not more likely than not that the fair value of its IPRD assets is less than its carrying amount and no further testing is required. During the fiscal year ended October 26, 2013, there were no events or changes in facts and circumstances that indicated that it is more likely than not that IPRD is impaired.
The following table summarizes goodwill activity by reportable segment during the fiscal years ended October 26, 2013 and October 27, 2012 (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Balance at October 29, 2011
Goodwill	$176,968	$1,344,415	$155,416	$1,676,799
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,968	1,298,583	155,416	1,630,967
Tax and other adjustments (1)	(12)	(6,866)	—	(6,878)
Balance at October 27, 2012
Goodwill	176,956	1,337,549	155,416	1,669,921
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,956	1,291,717	155,416	1,624,089
Acquisition	—	25,681	—	25,681
Tax and other adjustments (1)	(78)	(4,255)	—	(4,333)
Balance at October 26, 2013
Goodwill	176,878	1,358,975	155,416	1,691,269
Accumulated impairment losses	—	(45,832)	—	(45,832)
	$176,878	$1,313,143	$155,416	$1,645,437

(1)	The goodwill adjustments were primarily a result of tax benefits from the exercise of stock awards of acquired companies.

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
The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in the reporting units’ comparable market segments. Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2013, the Company determined that no impairment needed to be recorded. During the fiscal year ended October 26, 2013, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount.
Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s finite-lived intangible assets (in thousands, except for weighted-average remaining useful life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
October 26, 2013
Trade name	$460	$110	$350	3.01
Core/developed technology	192,340	185,254	7,086	0.35
Customer relationships	287,090	276,473	10,617	0.51
Non-compete agreements	810	195	615	3.01
Total finite-lived intangible assets (1)	$480,700	$462,032	$18,668	0.58

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
October 27, 2012
Trade name	$100	$97	$3	0.17
Core/developed technology	218,845	173,070	45,775	1.14
Customer relationships	327,765	264,278	63,487	1.16
Total finite-lived intangible assets	$546,710	$437,445	$109,265	1.16

(1)	During the fiscal year ended October 26, 2013, $69.4 million of finite-lived intangible assets became fully amortized and, therefore, were removed from the balance sheet.

The following table presents the amortization of finite-lived intangible assets included on the Consolidated Statements of Income (in thousands):

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
Cost of revenues	$39,731	$46,229	$57,489
Operating expenses	54,256	59,204	60,713
Total	$93,987	$105,433	$118,202
The following table presents the estimated future amortization of finite-lived intangible assets as of October 26, 2013 (in thousands):

Fiscal Year	Estimated Future Amortization
2014	$16,994
2015	865
2016	553
2017	238
2018	18
Total	$18,668
5. Restructuring and Other Charges
The following table provides details of the Company’s restructuring and other charges (in thousands):

	Fiscal 2013 Fourth Quarter Restructuring Plan			Prior Restructuring Plans
	Severance and Benefits	Contract Terminations and Other	Lease Loss Reserve and Related Costs	Lease Loss Reserve and Related Costs	Total
Restructuring liabilities at October 29, 2011	$—	$—	$—	$3,952	$3,952
Cash payments	—	—	—	(1,334)	(1,334)
Other adjustments, net	—	—	—	(36)	(36)
Restructuring liabilities at October 27, 2012	—	—	—	2,582	2,582
Restructuring and other charges	20,413	3,981	1,070	—	25,464
Cash payments	(5,197)	(3,565)	(1)	(788)	(9,551)
Non-cash charges	—	—	(1,069)	—	(1,069)
Restructuring liabilities at October 26, 2013	$15,216	$416	$—	$1,794	$17,426

Current restructuring liabilities at October 26, 2013	$15,216	$416	$—	$786	$16,418
Non-current restructuring liabilities at October 26, 2013	$—	$—	$—	$1,008	$1,008
Fiscal 2013 Fourth Quarter Restructuring Plan
During the fiscal year ended October 26, 2013, the Company reevaluated its business model to restructure certain business operations, reorganize certain business units within the Company, and reduce the Company’s operating expense structure. The restructuring plan was approved by the Company’s management and communicated to the Company’s employees in September 2013. The plan included a workforce reduction of approximately 250 employees, primarily in the engineering, sales, and marketing organizations, as well as the cancellation of certain non-recurring engineering agreements and exit from certain leased facilities.

In connection with the plan, the Company incurred aggregate charges of $25.5 million as of October 26, 2013, primarily related to severance and benefits charges. We expect to incur total charges of approximately $35.0 million, with future costs primarily related to lease loss reserve and related costs, by the expected completion of the plan by the end of the first quarter of 2014.
Severance and benefits charges incurred during the quarter ended October 26, 2013, consisted of severance and related employee termination costs, including salary and other compensation payments to the employees during their post-notification retention period, as well as outplacement services, associated with the reduction of the Company’s workforce. The post-notification retention period for the employees terminated under the plan did not exceed the legal notification period, or in the absence of a legal notification requirement, 60 days. Contract terminations and other charges were primarily related to the cancellation of certain contracts in connection with the restructuring of certain business functions. Lease loss reserve and related costs were primarily related to the loss on cancellation of the right of first offer to purchase an unimproved parcel.
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the restructuring liabilities balance if necessary. No material changes in estimates were made to the fiscal 2013 fourth quarter restructuring plan accrual. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during the next fiscal year.
The above restructuring and other related charges are included in “Restructuring and other costs (recoveries)” on the Consolidated Statements of Income.
Prior Restructuring Plans
During the fiscal years prior to fiscal year 2013, the Company recorded charges related to estimated facilities lease losses, net of expected sublease income, due to consolidation of real estate space as a result of acquisitions.
Cash payments for facilities that are part of the Company’s lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2017.
6. Balance Sheet Details
The following tables provide details of selected balance sheet items (in thousands):

	October 26, 2013	October 27, 2012
Accounts receivable:
Accounts receivable	$257,494	$243,731
Allowance for doubtful accounts	(575)	(833)
Sales allowances	(7,321)	(9,759)
Total	$249,598	$233,139

	October 26, 2013	October 27, 2012
Inventories:
Raw materials	$14,048	$24,240
Finished goods	31,296	43,939
Total	$45,344	$68,179

	October 26, 2013	October 27, 2012
Property and equipment, net:
Computer equipment	$16,006	$17,953
Software	57,186	39,410
Engineering and other equipment (1)	416,573	409,524
Furniture and fixtures (1)	29,029	30,516
Leasehold improvements	24,287	26,306
Land and building	384,654	384,666
Subtotal	927,735	908,375
Less: Accumulated depreciation and amortization (1), (2)	(454,795)	(389,435)
Total	$472,940	$518,940

(1)
Engineering and other equipment, furniture and fixtures and accumulated depreciation and amortization include the following amounts under capital leases as of October 26, 2013, and October 27, 2012 (in thousands):

	October 26, 2013	October 27, 2012
Cost	$11,925	$10,613
Accumulated depreciation	(5,366)	(3,647)
Total	$6,559	$6,966

(2)	The following table presents the depreciation of property and equipment included on the Consolidated Statements of Income (in thousands):

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
Depreciation expense	$90,127	$86,785	$88,150

	October 26, 2013	October 27, 2012
Other accrued liabilities:
Income taxes payable	$11,081	$15,079
Accrued warranty	8,632	14,453
Inventory purchase commitments	4,436	4,271
Accrued sales programs	25,752	24,801
Accrued interest	10,056	12,011
Others	20,382	20,670
Total	$80,339	$91,285

7. Fair Value Measurements
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability. The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of October 26, 2013.
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
Level 2
Inputs that reflect quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in less active markets, or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Brocade’s assets and liabilities utilizing Level 2 inputs include derivative instruments.
Level 3
Unobservable inputs that reflect the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available. Brocade has no assets or liabilities utilizing Level 3 inputs.
Assets and liabilities measured at fair value on a recurring basis as of October 26, 2013 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 26, 2013	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$431,750	$431,750	$—	$—
Derivative assets	1,814	—	1,814	—
Total assets measured at fair value	$433,564	$431,750	$1,814	$—
Liabilities:
Derivative liabilities	$1,441	$—	$1,441	$—
Total liabilities measured at fair value	$1,441	$—	$1,441	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Consolidated Balance Sheets.
Assets and liabilities measured at fair value on a recurring basis as of October 27, 2012 were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 27, 2012	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$308,960	$308,960	$—	$—
Derivative assets	$2,941	$—	$2,941	$—
Total assets measured at fair value	$311,901	$308,960	$2,941	$—
Liabilities:
Derivative liabilities	$296	$—	$296	$—
Total liabilities measured at fair value	$296	$—	$296	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Consolidated Balance Sheets.

The Company uses a midpoint of the highest bid and lowest offering obtained from market makers to value its corporate bonds. The Company uses observable market prices for comparable instruments to value its derivative instruments.
During the fiscal year ended October 26, 2013, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			October 26, 2013		October 27, 2012
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Secured Notes:
2018 Notes	2013	6.625%	$—	—%	$300,000	7.05%
2020 Notes	2020	6.875%	300,000	7.26%	300,000	7.26%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	—	—%
Capital lease obligations	2016	5.671%	4,600	5.50%	4,916	5.80%
Total long-term debt			604,600		604,916
Less:
Unamortized discount			5,396		3,736
Current portion of long-term debt			2,996		1,977
Total long-term debt, net of current portion			$596,208		$599,203
Senior Unsecured Notes
In January 2013, the Company issued 4.625% senior unsecured notes in the aggregate principal amount of $300.0 million due 2023 (the “2023 Notes”) pursuant to an Indenture, dated as of January 22, 2013 (the “2023 Indenture”), between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the 2023 Notes (as described in Note 18, “Guarantor and Non-Guarantor Subsidiaries”) and Wells Fargo Bank, National Association as the trustee. The Company irrevocably deposited the net proceeds from this offering, together with cash on hand, with the trustee to redeem all of the Company’s outstanding 6.625% senior secured notes due 2018 (the “2018 Notes”) as described below under “Senior Secured Notes.”
The 2023 Notes bear interest payable semi-annually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the fiscal year ended October 26, 2013.
As of October 26, 2013, the fair value of the Company’s 2023 Notes was approximately $281.1 million, estimated based on broker trading prices.
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
Senior Secured Notes
In January 2010, the Company issued $300.0 million in aggregate principal amount of the 2018 Notes and $300.0 million in aggregate principal amount of 6.875% senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”) pursuant to separate indentures, each dated as of January 20, 2010, between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the Senior Secured Notes and Wells Fargo Bank, National Association as the trustee (the “2020 Indenture” and “2018 Indenture,” respectively). The Senior Secured Notes bear interest payable semi-annually on January 15 and July 15 of each year. During the fiscal year ended October 26, 2013, the Company paid $300.0 million to pay in full the principal of the 2018 Notes. The Company’s obligations under the 2020 Notes are—and prior to January 22, 2013, the Company’s obligations under the 2018 Notes were—guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets. See Note 18, “Guarantor and Non-Guarantor Subsidiaries,” of the Notes to Consolidated Financial Statements.
As of October 26, 2013, and October 27, 2012, the fair value of the Senior Secured Notes was approximately $324.4 million and $638.3 million, respectively, estimated based on broker trading prices.
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
In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs accounting, the Company expensed the Call Premium, remaining debt issuance costs and remaining original issue discount relating to the 2018 Notes in the first quarter of fiscal year 2013, which totaled $15.3 million. The Company reported this expense within “Interest expense” in the Consolidated Statements of Income for the fiscal year ended October 26, 2013.
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
Senior Secured Credit Facility
In October 2008, the Company entered into a credit agreement for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (“Senior Secured Credit Facility”).
The credit agreement was subsequently amended in January 2010, June 2011, and October 2013, to, among other things, remove and update certain covenants, reduce interest rates on the term loan facility, reduce interest rates and fees on the revolving credit facility, and extend the maturity date of the revolving credit facility to April 7, 2014. In accordance with the applicable accounting guidance for debt modification and extinguishment, the Company expensed $25.5 million of debt issuance costs and original issue discount relating to the portion of the term loan that was extinguished by the repricing of the term loans affected by the June 2011 amendment. This expense was reported within “Interest expense” in the Consolidated Statements of Income for the fiscal year ended October 29, 2011.
The term loan was prepaid in full, and there were no principal amounts or commitments outstanding under the term loan facility as of either October 26, 2013, or October 27, 2012.
The Company may borrow under the revolving credit facility in the future for ongoing working capital and other general corporate purposes. There were no principal amounts outstanding under the revolving credit facility, and the full $125.0 million was available for future borrowing under the revolving credit facility as of October 26, 2013, and October 27, 2012.
The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio and maximum consolidated leverage ratio. The credit agreement also includes customary nonfinancial covenants (similar in nature to those under the Senior Secured Notes) and customary events of default, including cross-defaults to the Company’s material indebtedness and change of control. The Company’s obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets.

Debt Maturities
As of October 26, 2013, our aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2014	$2,996
2015	1,284
2016	320
2017	—
2018	—
Thereafter	600,000
Total	$604,600
9. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and certain equipment under various operating agreements expiring through March 2021. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $0.2 million as security for the leases.
The following table presents the composition of net rent expense included on the Consolidated Statements of Income (in thousands):

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
Rent expense	$26,199	$25,867	$26,576
Less: Sublease income	(6,834)	(6,606)	(5,643)
	$19,365	$19,261	$20,933
Future minimum lease payments under all non-cancellable operating leases as of October 26, 2013, excluding the contractual sublease income of $22.7 million, are as follows (in thousands):

Fiscal Year	Operating Leases
2014	$22,253
2015	17,040
2016	15,313
2017	6,889
2018	2,884
Thereafter	5,876
Total minimum lease payments	$70,255

Capital Lease Obligations
Future minimum lease payments under all non-cancellable capital leases as of October 26, 2013, are as follows (in thousands):

Fiscal Year	Capital Leases
2014	$3,215
2015	1,329
2016	326
2017	—
Total minimum lease payments	4,870
Less: Amount representing interest	(270)
Present value of net minimum lease payments	$4,600
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the fiscal years ended October 26, 2013, and October 27, 2012 (in thousands):

	Fiscal Year Ended
	October 26, 2013	October 27, 2012
Beginning balance	$14,453	$11,298
Liabilities accrued for warranties issued during the period	4,969	5,929
Warranty claims paid and used during the period	(8,213)	(575)
Changes in liability for pre-existing warranties during the period	(2,577)	(2,199)
Ending balance	$8,632	$14,453
In addition, the Company has standard defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of October 26, 2013, Brocade was not aware of any events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
Manufacturing and Purchase Commitments
Brocade has manufacturing arrangements with CMs under which Brocade provides twelve-month product forecasts and places purchase orders at the time of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. Brocade issues purchase orders and the CMs then generate invoices based on prices and payment terms mutually agreed upon and set forth in those purchase orders. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the agreements require Brocade to purchase all inventory components not returnable to, usable by, or sold to other customers of the CMs.
As of October 26, 2013, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $186.6 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $4.4 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to use in normal ongoing operations within the next twelve months.
Income Taxes
The Company is subject to several ongoing income tax audits. For additional discussion, see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.

Legal Proceedings
Stockholder Litigation
In March 2012, a stockholder filed a complaint in the Santa Clara County Superior Court captioned Stephen Knee vs. Brocade Communications Systems, Inc., et al. alleging that the proposal in Brocade’s proxy for its 2012 annual meeting of stockholders seeking additional shares for the 2009 Stock Plan pool was misleading and incomplete; the plaintiff claimed the right to enjoin the stockholders’ vote. The parties subsequently agreed to settle the matter. The Court granted final approval of the settlement on December 14, 2012, and a final judgment was then entered on December 19, 2012. Brocade completed the payment of attorney fees and expenses to plaintiff’s counsel in an amount immaterial to Brocade in accordance with the settlement and the final judgment.
Intellectual Property Litigation
On June 21, 2005, Enterasys Networks, Inc. (“Enterasys”) filed a lawsuit against Foundry Networks, Inc. (now known as Foundry Networks, LLC) (“Foundry”) and Extreme Networks, Inc. (“Extreme”) in the United States District Court for the District of Massachusetts alleging that certain of Foundry’s products infringed six of Enterasys’ patents and seeking injunctive relief, as well as unspecified damages. The Court severed the claims against Extreme from the claims against Foundry for trial, and Enterasys subsequently added Brocade as a defendant. On May 1, 2013, the Court entered an order of dismissal with prejudice pursuant to a settlement and patent cross-license agreement reached by the parties on April 19, 2013. As a result of this agreement, Brocade recorded a charge to “Cost of revenues, product” in the Consolidated Statements of Income for the fiscal year ended October 26, 2013, in relation to the portion of the cross license agreement and settlement payment attributable to prior periods. The portion of the cross license agreement and settlement payment attributable to future periods is recorded within “Prepaid expenses and other current assets,” and the related amortization is recorded as a charge to “Cost of revenues, product.”
On September 6, 2006, ChriMar Systems, Inc. (“ChriMar”) filed a lawsuit against Foundry in the United States District Court for the Eastern District of Michigan alleging that certain of Foundry’s products infringe one of ChriMar’s patents and seeking injunctive relief, as well as unspecified damages. On August 1, 2012, the Court issued an order granting summary judgment in favor of Brocade and dismissed the case. ChriMar subsequently appealed the District Court’s ruling to the Federal Circuit Court of Appeals. On April 4, 2013, the Federal Circuit Court of Appeals affirmed the District Court ruling in favor of Brocade and dismissed the case.

On August 4, 2010, Brocade and Foundry (collectively and for this paragraph only, “Brocade”) filed a lawsuit against A10 Networks, Inc. (“A10”), A10’s founder and other individuals in the United States District Court for the Northern District of California. On October 29, 2010, Brocade filed an amended complaint. In the amended complaint, Brocade alleged that A10 and the individual defendants misappropriated Brocade’s trade secrets, infringed Brocade’s copyrighted works, interfered with existing contracts between Brocade and its employees, whereby certain of Brocade’s current and ex-employees breached contracts, and breached their fiduciary duties and duties of loyalty to Brocade, and that certain of A10’s products infringed 13 of Brocade’s patents. Brocade sought injunctive relief, as well as monetary damages. On May 16, 2011, A10 filed an answer and counterclaim alleging that certain of Brocade’s products infringe a patent recently acquired by A10 and seeking injunctive relief, as well as unspecified damages. In addition, A10 filed petitions with the USPTO to have each of the 13 patents reexamined, in view of prior art that A10 alleges invalidates the patents. The petitions were granted, and reexaminations of the patents are in progress. On January 6, 2012 the Court granted Brocade’s summary judgment motion of non-infringement of the A10 patent. The trial on Brocade’s claims against A10 and the individual defendants commenced on July 16, 2012. On August 6, 2012, the jury found A10 responsible for intellectual property infringement and unfair competition, and awarded damages to Brocade. On January 11, 2013, the Court issued an order that affirmed the jury’s finding of A10’s liability for patent and copyright infringement, trade secret misappropriation, and unfair competition due to A10’s interference with the employment contract of a Foundry Networks employee beginning in 2007. The Court also confirmed the jury’s award of $60.0 million to Brocade in damages for copyright infringement. The Court did, however, vacate the jury’s award of damages for patent infringement, and its award of punitive damages for A10’s and Lee Chen’s interference with the employment contract of the Foundry employee, and the Court ordered a new trial to redetermine the amount of any such damages. On January 11, 2013, the Court also issued a permanent injunction prohibiting A10 from shipping any A10 products that infringe Brocade’s patents. On January 23, 2013, the Court issued a permanent injunction prohibiting A10 from further use of the misappropriated trade secrets. On February 8, 2013, A10 filed a Notice of Appeal of the permanent injunctions. A10 also asked the Court to stay both of the injunctions pending appeal. On February 12, 2013, the Court denied A10’s request to stay the injunctions. A retrial on the sole issue of the amount of patent damages to be awarded to Brocade for A10’s infringement was set for May 20, 2013. On May 20, 2013, before the start of the retrial, Brocade and A10 reached an agreement to settle all matters between the parties including the lawsuit A10 filed against Brocade on September 9, 2011. On June 7, 2013, judgment was entered in favor of Brocade against A10 for the amount of $75.0 million (as further described in Note 14, “Other Income (Loss), net”). Pursuant to that judgment, A10 paid Brocade $5.0 million on June 25, 2013, and on July 22, 2013, the parties signed a $70.0 million, six-month convertible promissory note at 8%. That promissory note was then paid in full on September 30, 2013, including $70.0 million in principal and approximately $1.1 million in interest paid by A10 to Brocade.
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
The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which the counterparty’s obligations to the Company exceed the Company’s obligations with that counterparty.

Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the fiscal year ended October 26, 2013, were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements.
The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than fifteen months. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive income (loss) was not significant for the fiscal years ended October 26, 2013, October 27, 2012, and October 29, 2011.
Effective cash flow hedges are reported as a component of accumulated other comprehensive loss. Ineffective cash flow hedges are included in the Company’s net income as part of “Other income (loss), net.” The amount recorded on ineffective cash flow hedges was not significant for the fiscal years ended October 26, 2013, October 27, 2012, and October 29, 2011.
Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
Cost of revenues	$98	$(1,043)	$882
Research and development	(60)	(1,094)	496
Sales and marketing	356	(5,704)	5,498
General and administrative	31	(510)	416
Total	$425	$(8,351)	$7,292
Alternatively, the Company may choose not to hedge the foreign currency risk associated with its foreign currency exposures if the Company believes such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. The net foreign currency exchange gains and losses recorded as part of “Other income (loss), net” were gains of $0.1 million and losses of $1.5 million and $0.6 million for the fiscal years ended October 26, 2013, October 27, 2012, and October 29, 2011, respectively.
Gross unrealized loss positions are recorded within “Other accrued liabilities” and “Other non-current liabilities,” and gross unrealized gain positions are recorded within “Prepaid expenses and other current assets.” As of October 26, 2013, the Company had gross unrealized loss positions of $1.4 million and gross unrealized gain positions of $1.8 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.

Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In United States dollars	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Euro	$16,012	$43,357	$25,478	$—
British pound	25,053	20,499	—	—
Japanese yen	16,172	3,776	—	12,068
Indian rupee	17,444	16,046	—	—
Singapore dollar	12,867	12,918	—	—
Swiss franc	11,066	8,575	—	—
Total	$98,614	$105,171	$25,478	$12,068
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
In April 2012, the stockholders of Brocade approved an amendment and restatement of the Company’s 2009 Stock Plan and 2009 ESPP to increase the plans’ share reserves by 35.0 million and 30.0 million shares, respectively.
In January 2013, the Compensation Committee (the “Committee”) of the Board of Directors of Brocade adopted the 2013 Inducement Award Plan. The objective of the plan is to provide incentives to attract, retain, and motivate eligible persons whose potential contributions are important to promote the success of the Company.
2013 Inducement Award Plan
The 2013 Inducement Award Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares, and other stock or cash awards to recipients as the Committee may determine. Per the terms of the plan, 2.4 million shares of the Company’s common stock are reserved for issuance under the plan, subject to adjustment for stock dividends, stock splits, or other changes in the Company’s common stock or the Company’s capital structure. In addition, the exercise price of stock options and stock appreciation rights granted under the plan must be at least equal to the fair market value of the Company’s common stock on the date of grant. The term, vesting schedule, and other conditions applicable to grants made under this plan will be established by the Committee at the time of grant.
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
2009 Employee Stock Purchase Plan
The 2009 ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions for up to 15% of qualified compensation during the offering period. The purchase price is 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the offering period, or (ii) the last day of each purchase period; provided, however, that the purchase price for subsequent offering periods may be determined by the administrator, subject to compliance with the terms of the 2009 ESPP. A total of 65.0 million shares of the Company’s common stock are reserved for issuance under the 2009 ESPP, as amended. The 2009 ESPP is implemented through consecutive, overlapping offering periods. The offering periods generally start with the first trading day on or after June 1 and December 1 each year and end on the last trading day in the periods ending twenty-four months later, unless the fair market value of the Company’s common stock on the last day of a purchase period is lower than the fair market value of the Company’s common stock on the first trading day of the offering period, in which case the offering period will end early, immediately after the purchase period, and a new offering period will commence on or about such date. Each offering period will be divided into four purchase periods of approximately six months in length. Eligible employees may purchase no more than 3,750 shares of the Company’s common stock during each purchase period. As of October 26, 2013, 27.9 million shares were available for issuance under the 2009 ESPP.
1999 Nonstatutory Stock Option Plan
In September 1999, the Board of Directors approved the Company’s 1999 NSO Plan. The 1999 NSO Plan provides for the grant of nonstatutory stock options to employees and consultants. A total of 51.4 million shares of the Company’s common stock have been reserved for issuance under the 1999 NSO Plan. As of October 26, 2013, the Company has reserved 0.2 million shares of authorized but unissued shares of common stock for future issuance upon exercise of options under the 1999 NSO Plan.
McDATA Equity Plans
On January 29, 2007, effective upon the consummation of the merger, Brocade assumed the McDATA equity plans. As of October 26, 2013, options to purchase approximately 0.8 million shares of converted common stock, restricted stock and other equity awards remained outstanding under former McDATA equity plans.
Summary of Equity Compensation Plans
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

As of October 26, 2013, and October 27, 2012, approximately 90.6 million and 126.7 million shares, respectively, were authorized for future issuance under the Company’s equity compensation plans, which include stock options, shares to be issued pursuant to the 2009 ESPP, restricted stock units and other awards, and shares of Brocade common stock that became issuable in connection with the assumption or substitution of Foundry equity awards. A total of 56.8 million shares and 76.0 million shares of common stock were available for grant under the Company’s equity compensation plans as of October 26, 2013, and October 27, 2012, respectively. Awards that expire, or are canceled without delivery of shares, generally become available for issuance under the Company’s equity compensation plans.
Employee 401(k) Plan
The Company sponsors the Brocade Communications Systems, Inc. 401(k) Plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax-deferred salary deductions.
Employees may elect to contribute up to 60% of their eligible compensation to the 401(k) Plan. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service (“IRS”). The Company matches employee contributions dollar for dollar up to a maximum of $3,000 per calendar year per person. All matching contributions vest immediately. The Company’s matching contributions to the 401(k) Plan totaled $9.2 million, $9.1 million and $9.3 million for the years ended October 26, 2013, October 27, 2012, and October 29, 2011, respectively.
12. Stock-Based Compensation
Equity Compensation Plan Information
The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of October 26, 2013 (in thousands, except per-share amounts):

Plan Category	A Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in Column A)
Equity compensation plans approved by stockholders (1)	9,686	(3)	$6.51	56,756	(4)
Equity compensation plans not approved by stockholders (2)	2,875	(5)	$5.12	—
Total	12,561		$6.19	56,756

(1)	Primarily consist of the 2009 ESPP, the 2009 and 1999 Director Plans, and the 2009 and 1999 Stock Plans.

(2)
Consist solely of the 1999 NSO Plan described in Note 11, “Employee Compensation Plans,” of the Notes to Consolidated Financial Statements and Foundry’s 2000 NSO Plan, which was assumed in connection with our acquisition of Foundry.

(3)
Amount excludes purchase rights accrued under the 2009 ESPP. As of October 26, 2013, the 2009 ESPP had a stockholder-approved reserve of 65.0 million shares, of which 27.9 million shares were available for future issuance.

(4)	Amount consists of shares available for future issuance under the 2009 ESPP, the 2009 Director Plan and the 2009 Stock Plan.

(5)
A substantial number of shares were granted in the first quarter of fiscal year 2013. Information relating to equity compensation plans is set forth in Note 11, “Employee Compensation Plans,” of the Notes to Consolidated Financial Statements.

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Consolidated Statements of Income as follows (in thousands):

	Fiscal Year Ended October 26, 2013	Fiscal Year Ended October 27, 2012	Fiscal Year Ended October 29, 2011
Cost of revenues	$14,519	$15,433	$15,607
Research and development	17,509	17,952	18,959
Sales and marketing	29,425	33,257	36,068
General and administrative	12,165	10,527	12,442
Total stock-based compensation	$73,618	$77,169	$83,076
The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Fiscal Year Ended October 26, 2013	Fiscal Year Ended October 27, 2012	Fiscal Year Ended October 29, 2011
Stock options	$2,581	$1,079	$3,483
Restricted stock units (“RSUs”)	50,522	56,791	55,750
Employee stock purchase plan (“ESPP”)	20,515	19,299	23,843
Total stock-based compensation	$73,618	$77,169	$83,076
The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of October 26, 2013, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$3,565	1.38
RSUs	$86,956	2.02
ESPP	$6,270	0.88
Stock Options
The fair value of each option granted during the respective period is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The dividend yield reflects that Brocade has not paid any cash dividends since inception. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected volatility is based on an equal weighted-average of implied volatilities from traded options of the Company’s common stock and historical volatility of the Company’s common stock. The expected term is based on historical exercise behavior.

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.6 - 1.7%	0.1 - 0.8%	0.1 - 0.6%
Expected volatility	39.9 - 44.9%	48.8 - 56.5%	50.3 - 61.9%
Expected term (in years)	5.7	4.7	3.9

Compensation expense computed under the fair value method for stock options issued is being amortized under a graded vesting method over the options’ vesting period. A summary of stock option activity under the equity compensation plans for the years ended October 26, 2013, October 27, 2012, and October 29, 2011, is presented as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 30, 2010	71,666	$4.82		2.58	$146,199
Granted	243	5.47	$2.23
Exercised	(16,814)	3.48			46,047
Forfeited or expired	(4,330)	9.03
Outstanding as of October 29, 2011	50,765	4.91		1.98	35,494
Granted	160	5.55	$2.39
Exercised	(16,993)	3.39			36,498
Forfeited or expired	(4,435)	7.34
Outstanding as of October 27, 2012	29,497	5.43		1.61	26,077
Granted	2,875	5.64	$2.34
Exercised	(13,149)	3.99			32,324
Forfeited or expired	(6,662)	6.90
Outstanding as of October 26, 2013	12,561	6.19		2.37	24,784
Vested and expected to vest as of October 26, 2013	12,384	$6.21		2.32	$24,393
Exercisable and vested as of:
October 26, 2013	9,586	$6.37		1.20	$18,300
Restricted Stock Units
A summary of the changes in restricted stock units outstanding under Brocade’s equity compensation plans during the years ended October 26, 2013, October 27, 2012, and October 29, 2011, is presented as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of October 30, 2010	28,171	$4.32
Granted	12,754	5.68
Vested	(13,434)	5.82
Forfeited	(4,010)	6.37
Nonvested as of October 29, 2011	23,481	3.85
Granted	11,166	4.97
Vested	(9,597)	4.82
Forfeited	(3,054)	5.92
Nonvested as of October 27, 2012	21,996	3.71
Granted	11,518	5.75
Vested	(7,401)	5.69
Forfeited	(3,352)	5.39
Nonvested as of October 26, 2013	22,761	3.85
Vested and expected to vest as of October 26, 2013	19,565	$3.85
Typically, vesting of restricted stock units occurs over one to four years and is subject to the employee’s continuing service to Brocade.

The aggregate intrinsic value of restricted stock units outstanding at October 26, 2013, October 27, 2012, and October 29, 2011, was $178.8 million, $116.6 million and $105.9 million, respectively.
Employee Stock Purchase Plan
Under Brocade’s employee stock purchase plans, including the 2009 ESPP and the 1999 Employee Stock Purchase Plan (together, the “Brocade ESPP”), eligible employees can participate and purchase shares semi-annually at the lower of 85% of the fair market value of the Company’s common stock on (i) the first trading day of the offering period, or (ii) the last day of each six-month purchase period. The Brocade ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Brocade ESPP as a compensatory plan and compensation expense is being amortized under a graded vesting method over the twenty-four months offering period. In addition, the Company accounts for changes in percentage contribution elected by employees, as well as decreases in the Company’s common stock price on the last day of each six-month purchase period as compared to the common stock price on the first trading day of the offering period, by applying modification accounting which results in an increase in compensation expense during the period of modification.
The fair value of the option component of Brocade ESPP shares was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.2%	0.2%	0.6%
Expected volatility	39.5%	52.5%	65.5%
Expected term (in years)	1.3	1.5	1.1
13. Loss on Sale of Subsidiary
In August 2011, the Company committed to a plan to exit a portion of its Global Services business through the sale of Strategic Business Systems, Inc. (“SBS”), its wholly-owned subsidiary, and signed a Stock Purchase Agreement to sell SBS to investors led by the former Managing Director of SBS. The sale was completed in September 2011 to enable the Company’s Global Services organization to focus on the execution of strategic and core offerings such as support and service for the Company’s products as well as professional consulting.
SBS’ assets and liabilities were classified as held for sale in the fourth quarter of fiscal year 2011 as a result of the Company’s commitment and actions. The net carrying amount of SBS’ assets and liabilities classified as held for sale was $16.2 million, comprising primarily of intangible assets of $11.1 million. Upon classifying the SBS assets as held for sale, the Company recognized an expected loss on disposal of $11.1 million, reducing the carrying amount of the SBS intangible assets to their fair value less costs to sell. Additionally, when the sale was completed, the Company wrote off $1.7 million of the associated Global Services goodwill, resulting in a total loss of $12.8 million, which is presented in the Company’s consolidated statements of income as “Loss on sale of subsidiary.”
14. Other Income (Loss), net
On May 20, 2013, Brocade and A10 Networks, Inc. (“A10”) reached an agreement to settle both the lawsuit that Brocade filed against A10, A10’s founder and other individuals in the United States District Court for the Northern District of California on August 4, 2010, and the lawsuit that A10 filed against Brocade on September 9, 2011, along with all related claims as described in Note 9, “Commitments and Contingencies - Intellectual Property Litigation,” of the Notes to Consolidated Financial Statements.
Among other agreed upon terms, A10 has granted the Company a broad patent license and agreed to pay the Company $5.0 million in cash and issued a $70.0 million unsecured convertible promissory note payable to the Company, which bore interest at 8% per annum. A10 fully paid the unsecured convertible promissory note in the fourth quarter of fiscal year 2013. A10 also has agreed not to use any of the versions of source code that were found to infringe any of Brocade’s copyrights, patents or trade secrets, except as necessary to service prior versions of product already sold to and in the possession of A10’s customers. In addition, the settlement provides certain mutual covenants not to sue for various periods of time and certain general releases.

Based on the fair value of the consideration received as a result of this settlement, the Company recognized a gain of $76.8 million in the third quarter of fiscal year 2013, which is reported within “Other income (loss), net” in the Consolidated Statements of Income for the fiscal year ended October 26, 2013.
The current and non-current portion of the $1.8 million in fair value of certain licensing rights granted to the Company as part of the settlement were reported within “Prepaid expenses and other current assets” and “Other assets,” respectively, in the Consolidated Balance Sheet as of October 26, 2013.
15. Income Taxes
The domestic and international components of income (loss) before provision for (benefit from) income taxes for the years ended October 26, 2013, October 27, 2012, and October 29, 2011, are presented as follows (in thousands):

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011 (1)
United States	$176,536	$115,736	$(42,118)
International	153,925	108,665	121,546
Total	$330,461	$224,401	$79,428

(1)	Excludes the impact of repatriation of $200.0 million from offshore operations to the United States.
The income tax expense (benefit) for the years ended October 26, 2013, October 27, 2012, and October 29, 2011, consisted of the following (in thousands):

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
U.S. federal taxes:
Current	$(13,666)	$(11,750)	$774
Deferred	46,313	33,981	28,111
Total U.S. federal taxes	32,647	22,231	28,885
State taxes:
Current	8,091	613	1,250
Deferred	78,106	(2,412)	(9,187)
Total state taxes	86,197	(1,799)	(7,937)
Non-U.S. taxes:
Current	2,837	8,770	7,854
Deferred	157	18	16
Total non-U.S. taxes	2,994	8,788	7,870
Total	$121,838	$29,220	$28,818

The difference between the U.S. Federal statutory income tax rate and the Company’s effective tax rate for the years ended October 26, 2013, October 27, 2012, and October 29, 2011, consisted of the following:

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	4.1	3.8	3.3
Foreign income taxed at other than U.S. rates	(17.6)	(17.7)	(48.2)
Stock-based compensation	1.9	3.5	11.8
Research and development credit	(5.6)	(3.5)	(17.6)
Permanent items	0.3	0.3	1.2
Change in liabilities for uncertain tax positions	(5.1)	(6.5)	2.5
Repatriation from offshore operations	—	—	62.6
Audit settlement and reinstated tax credit	1.3	(2.9)	(11.7)
Change in valuation allowance	23.7	—	—
Other	(1.1)	1.0	(2.6)
Effective tax rate	36.9%	13.0%	36.3%
In general, the Company’s provision for income taxes differs from the tax computed at the U.S. Federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits.
The effective tax rate in fiscal year 2013 is higher than the 35% U.S. Federal statutory rate primarily due to a discrete charge of $78.2 million to reduce previously recognized California deferred tax assets due to California law changes. The effective tax rate in fiscal year 2012 is lower than the 35% U.S. federal statutory rate primarily due to earnings in our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. Earnings of our subsidiaries outside of the U.S. primarily relate to our European and Asia Pacific businesses, which are headquartered in Switzerland and Singapore, respectively. The effective tax rate in fiscal year 2011 is higher than the 35% U.S. Federal statutory rate primarily due to the repatriation of $200.0 million from our offshore operations, with which we repurchased approximately 46.5 million shares of the Company’s stock. The Company recorded tax expense of $49.7 million related to this one-time cash repatriation to fund the stock repurchase program.
As of October 26, 2013, U.S. Federal income taxes and foreign withholding taxes were not provided for on an estimated cumulative total of $525.2 million of undistributed earnings of the Company’s foreign subsidiaries. The Company intends to reinvest current and accumulated earnings of its foreign subsidiaries for expansion of its business operations outside the United States for an indefinite period of time. Our existing cash, cash equivalents and short-term investments totaled $987.0 million as of October 26, 2013. Of this amount, approximately 59% was held by our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company could be subject to additional U.S. income taxes, net of foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The components of deferred tax assets and deferred tax liabilities for the years ended October 26, 2013, and October 27, 2012, are presented as follows (in thousands):

	October 26, 2013	October 27, 2012
Net operating loss carryforwards	$10,525	$63,750
Stock-based compensation expense	17,664	22,582
Tax credit carryforwards	141,975	145,688
Reserves and accruals	63,765	94,755
Capitalized research and development expenditures	621	3,232
Net unrealized losses on investments	396	468
Gross deferred tax assets	234,946	330,475
Less: Valuation allowance	(81,116)	(22,269)
Total deferred tax assets	153,830	308,206
Acquired intangibles and goodwill	(22,307)	(50,266)
Fixed assets	(29,878)	(28,110)
Other	(2,042)	(2,116)
Total deferred tax liabilities	(54,227)	(80,492)
Total net deferred tax assets	$99,603	$227,714
As of October 26, 2013, the Company believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its deferred tax assets except for California deferred tax assets and capital loss carryforwards. Accordingly, the Company applies a valuation allowance to the California deferred tax assets due to the recent change in California law and to capital loss carryforwards due to the limited carryforward periods of these tax assets.
As of October 26, 2013, the Company had federal net operating loss carryforwards of $443.6 million, California state net operating loss carryforwards of $57.1 million and other significant state net operating loss carryforwards of approximately $144.0 million. Additionally, the Company had federal tax credit carryforwards of $155.1 million and state tax credit carryforwards of $164.5 million. The federal net operating loss and tax credit carryforwards expire on various dates between fiscal year 2017 through 2033. The state net operating loss and credit carryforwards expire on various dates between fiscal year 2014 through 2033. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests. As a result of the McDATA, Foundry, and Vyatta acquisitions, all of the tax attributes from these companies are subject to an annual limitation, but the Company expects to use a majority of the tax attributes before expiration.
The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation process. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority.
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	October 26, 2013	October 27, 2012
Unrecognized tax benefits, beginning balance	$119,253	$149,430
Gross increases for tax positions taken in prior periods	3,472	797
Gross decreases for tax positions taken in prior periods	(12,970)	(26,001)
Gross increases for tax positions taken in current period	14,875	6,633
Changes due to settlements with taxing authorities	(9,442)	(6,771)
Reductions resulting from lapses of statutes of limitations	(2,709)	(4,835)
Unrecognized tax benefits, ending balance	$112,479	$119,253
As of October 26, 2013, the Company had net unrecognized tax benefits of $75.8 million, all of which, if recognized, would result in a reduction of the Company’s effective tax rate.

For the fiscal year ended October 26, 2013, the Company recorded an income tax expense of $121.8 million. The tax reported was impacted by a detriment to reduce previously recognized California deferred tax assets as a result of California law changes, partially offset by benefits from reserve release resulting from audit settlements and expired statute of limitations, and an increase in the federal research and development tax credit that was reinstated on January 2, 2013, for two years and made retroactive to January 1, 2012.
For the fiscal year ended October 27, 2012, the Company recorded an income tax expense of $29.2 million. The tax reported was impacted by the effect of a decrease in benefit from the federal research and development tax credit which expired on December 31, 2011, offset by discrete benefits from reserve releases of settled tax audits, and the expiration of certain statutes of limitations.
The IRS and other tax authorities regularly examine the Company’s income tax returns. The IRS is currently examining fiscal years 2009 and 2010. In addition, the Company is in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. The Company believes that reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. The Company believes that before the end of fiscal year 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. As such, after the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to the reserves for unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the Company estimates the range of potential decreases in underlying uncertain tax positions is between $0 and $4.0 million in the next twelve months.
The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the fiscal year ended October 26, 2013, the Company expensed $0.6 million for net interest and penalties related to income tax liabilities through income tax expense. The total net interest and penalties accrued as of October 26, 2013, was $2.3 million. During the year ended October 27, 2012, the Company expensed $0.5 million for net interest and penalties related to income tax liabilities through income tax expense. The total net interest and penalties accrued as of October 27, 2012, was $2.4 million.
Of the total tax detriments resulting from the exercise of employee stock options and employee participation in the Company’s equity compensation plans, the amounts recorded to stockholders’ equity were approximately $1.5 million in fiscal year 2013, $4.8 million in fiscal year 2012 and $5.2 million in fiscal year 2011.
16. Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Currently, the Company’s CODM is its Chief Executive Officer.
Brocade is organized into four operating segments: Storage Area Networking (“SAN”) Products, Global Services, Ethernet Switching & Internet Protocol (“IP”) Routing, and Application Delivery Products (“ADP”). SAN and Global Services are two individually reportable segments, and the other two operating segments, Ethernet Switching & IP Routing and ADP, combine to form a third reportable segment: IP Networking Products. These segments are organized principally by product category.
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

•
IP Networking Products include Open Systems Interconnection Reference Model (“OSI”) Layer 2 and Layer 3 switches and routers that are designed to connect users in an enterprise network, enabling network connectivity such as access to the Internet, network-based communications, and collaboration through unified messaging applications and mobility. Brocade also offers converged network products, and a portfolio of platforms designed for service provider environments as well as carrier Ethernet products. Additionally, the Company offers OSI Layer 4-7 solutions that are designed for application traffic management and server load balancing; and

•	Global Services include break/fix maintenance, installation, consulting, network management and software maintenance and customer support revenue.
Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of October 26, 2013, October 27, 2012, and October 29, 2011, were attributable to its United States operations.
Summarized financial information by reportable segment for the years ended October 26, 2013, October 27, 2012, and October 29, 2011, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Fiscal Year Ended October 26, 2013
Net revenues	$1,318,509	$552,058	$352,297	$2,222,864
Cost of revenues	355,388	302,974	155,623	813,985
Gross margin	$963,121	$249,084	$196,674	$1,408,879
Fiscal Year Ended October 27, 2012
Net revenues	$1,356,099	$534,757	$346,914	$2,237,770
Cost of revenues	362,608	327,248	164,895	854,751
Gross margin	$993,491	$207,509	$182,019	$1,383,019
Fiscal Year Ended October 29, 2011
Net revenues	$1,237,994	$551,820	$357,628	$2,147,442
Cost of revenues	356,013	321,183	186,712	863,908
Gross margin	$881,981	$230,637	$170,916	$1,283,534
Revenues are attributed to geographic areas based on where the Company’s products are shipped. Geographic revenue and property and equipment information for the years ended October 26, 2013, October 27, 2012, and October 29, 2011 is presented below (in thousands):

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
Net revenues:
United States	$1,351,242	$1,414,390	$1,313,302
International
Europe, the Middle East and Africa (1)	552,734	493,979	502,999
Asia Pacific	181,461	186,244	212,636
Japan	97,259	99,887	75,542
Canada, Central and South America	40,168	43,270	42,963
Total international net revenues	871,622	823,380	834,140
Total net revenues	$2,222,864	$2,237,770	$2,147,442

(1)	Includes net revenues of $339.1 million, $259.2 million and $257.5 million for the years ended October 26, 2013, October 27, 2012, and October 29, 2011, respectively, relating to the Netherlands.

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
Property and equipment, net:
United States	$457,622	$500,744	$515,940
International	15,318	18,196	16,444
Total property and equipment, net	$472,940	$518,940	$532,384
17. Net Income Per-Share
The following table presents the calculation of basic and diluted net income per-share (in thousands, except per-share amounts):

	Fiscal Year Ended
	October 26, 2013	October 27, 2012	October 29, 2011
Basic net income per-share
Net income	$208,623	$195,181	$50,610
Weighted-average shares used in computing basic net income per-share	450,516	456,629	474,259
Basic net income per-share	$0.46	$0.43	$0.11
Diluted net income per-share
Net income	$208,623	$195,181	$50,610
Weighted-average shares used in computing basic net income per-share	450,516	456,629	474,259
Dilutive potential common shares in the form of stock options	3,472	7,846	13,654
Dilutive potential common shares in the form of other share-based awards	9,717	7,868	9,117
Weighted-average shares used in computing diluted net income per-share	463,705	472,343	497,030
Diluted net income per-share	$0.45	$0.41	$0.10
Antidilutive potential common shares in the form of (1)
Stock options	11,868	16,402	21,905
Other share-based awards	167	570	3,075

(1)	These amounts are excluded from the computation of diluted net income per-share.
18. Guarantor and Non-Guarantor Subsidiaries
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

The following is the consolidated balance sheet as of October 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$396,710	$9,301	$580,986	$—	$986,997
Accounts receivable, net	159,436	328	89,834	—	249,598
Inventories	40,072	—	5,272	—	45,344
Intercompany receivables	—	464,443	—	(464,443)	—
Other current assets	127,709	7	11,395	1,753	140,864
Total current assets	723,927	474,079	687,487	(462,690)	1,422,803
Property and equipment, net	457,054	567	15,319	—	472,940
Investment in subsidiaries	1,026,247	—	—	(1,026,247)	—
Other non-current assets	1,626,031	95,624	3,993	—	1,725,648
Total assets	$3,833,259	$570,270	$706,799	$(1,488,937)	$3,621,391
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,190	$28	$20,000	$—	$88,218
Current portion of long-term debt	2,996	—	—	—	2,996
Intercompany payables	409,590	—	54,853	(464,443)	—
Other current liabilities	335,261	7,075	125,360	1,753	469,449
Total current liabilities	816,037	7,103	200,213	(462,690)	560,663
Long-term debt, net of current portion	596,208	—	—	—	596,208
Other non-current liabilities	74,201	—	43,506	—	117,707
Total liabilities	1,486,446	7,103	243,719	(462,690)	1,274,578
Total stockholders’ equity	2,346,813	563,167	463,080	(1,026,247)	2,346,813
Total liabilities and stockholders’ equity	$3,833,259	$570,270	$706,799	$(1,488,937)	$3,621,391

The following is the consolidated balance sheet as of October 27, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$284,466	$680	$428,080	$—	$713,226
Accounts receivable, net	150,367	(1,847)	84,619	—	233,139
Inventories	55,084	—	13,095	—	68,179
Intercompany receivables	—	478,133	—	(478,133)	—
Other current assets	124,690	514	15,606	225	141,035
Total current assets	614,607	477,480	541,400	(477,908)	1,155,579
Property and equipment, net	500,530	213	18,197	—	518,940
Investment in subsidiaries	871,157	—	—	(871,157)	—
Other non-current assets	1,814,729	90,766	1,247	—	1,906,742
Total assets	$3,801,023	$568,459	$560,844	$(1,349,065)	$3,581,261
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,661	$—	$24,689	$—	$117,350
Current portion of long-term debt	2,226	(249)	—	—	1,977
Intercompany payables	434,981	—	43,152	(478,133)	—
Other current liabilities	346,959	7,628	136,329	225	491,141
Total current liabilities	876,827	7,379	204,170	(477,908)	610,468
Long-term debt, net of current portion	599,203	—	—	—	599,203
Other non-current liabilities	89,173	2,429	44,168	—	135,770
Total liabilities	1,565,203	9,808	248,338	(477,908)	1,345,441
Total stockholders’ equity	2,235,820	558,651	312,506	(871,157)	2,235,820
Total liabilities and stockholders’ equity	$3,801,023	$568,459	$560,844	$(1,349,065)	$3,581,261

The following is the consolidated statement of operations for the fiscal year ended October 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,347,055	$4,257	$871,552	$—	$2,222,864
Intercompany revenues	25,507	—	22,123	(47,630)	—
Total net revenues	1,372,562	4,257	893,675	(47,630)	2,222,864
Cost of revenues	534,699	38,991	232,807	7,488	813,985
Intercompany cost of revenues	(58,050)	—	105,680	(47,630)	—
Total cost of revenues	476,649	38,991	338,487	(40,142)	813,985
Gross margin (loss)	895,913	(34,734)	555,188	(7,488)	1,408,879
Operating expenses	826,239	34,175	247,470	(7,488)	1,100,396
Intercompany operating expenses (income)	(127,997)	(22,443)	150,440	—	—
Total operating expenses	698,242	11,732	397,910	(7,488)	1,100,396
Income (loss) from operations	197,671	(46,466)	157,278	—	308,483
Other income (expense)	25,481	258	(3,370)	(391)	21,978
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	223,152	(46,208)	153,908	(391)	330,461
Income tax expense	117,654	1,190	2,994	—	121,838
Equity in net earnings (losses) of subsidiaries	103,516	—	—	(103,516)	—
Net income (loss)	$209,014	$(47,398)	$150,914	$(103,907)	$208,623

The following is the consolidated statement of operations for the fiscal year ended October 27, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,409,705	$4,685	$823,380	$—	$2,237,770
Intercompany revenues	44,152	—	21,709	(65,861)	—
Total net revenues	1,453,857	4,685	845,089	(65,861)	2,237,770
Cost of revenues	559,835	49,935	234,889	10,092	854,751
Intercompany cost of revenues	(35,070)	—	100,931	(65,861)	—
Total cost of revenues	524,765	49,935	335,820	(55,769)	854,751
Gross margin (loss)	929,092	(45,250)	509,269	(10,092)	1,383,019
Operating expenses	827,318	56,838	231,226	(10,092)	1,105,290
Intercompany operating expenses (income)	(138,197)	(27,319)	165,516	—	—
Total operating expenses	689,121	29,519	396,742	(10,092)	1,105,290
Income (loss) from operations	239,971	(74,769)	112,527	—	277,729
Other income (expense)	(49,470)	4	(3,862)	—	(53,328)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	190,501	(74,765)	108,665	—	224,401
Income tax expense	20,432	—	8,788	—	29,220
Equity in net earnings (losses) of subsidiaries	25,112	—	—	(25,112)	—
Net income (loss)	$195,181	$(74,765)	$99,877	$(25,112)	$195,181

The following is the consolidated statement of operations for the fiscal year ended October 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,285,732	$27,569	$834,141	$—	$2,147,442
Intercompany revenues	88,063	1,753	35,980	(125,796)	—
Total net revenues	1,373,795	29,322	870,121	(125,796)	2,147,442
Cost of revenues	531,162	85,540	233,448	13,758	863,908
Intercompany cost of revenues	(2,263)	—	128,059	(125,796)	—
Total cost of revenues	528,899	85,540	361,507	(112,038)	863,908
Gross margin (loss)	844,896	(56,218)	508,614	(13,758)	1,283,534
Operating expenses	821,018	76,645	222,109	(13,758)	1,106,014
Intercompany operating expenses (income)	(138,789)	(25,694)	164,483	—	—
Total operating expenses	682,229	50,951	386,592	(13,758)	1,106,014
Income (loss) from operations	162,667	(107,169)	122,022	—	177,520
Other expense	109,902	(7,518)	(200,476)	—	(98,092)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	272,569	(114,687)	(78,454)	—	79,428
Income tax expense	22,115	46	6,657	—	28,818
Equity in net earnings (losses) of subsidiaries	(199,844)	—	—	199,844	—
Net income (loss)	$50,610	$(114,733)	$(85,111)	$199,844	$50,610

The following is the consolidated statement of comprehensive income (loss) for the fiscal year ended October 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$209,014	$(47,398)	$150,914	$(103,907)	$208,623
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(1,748)	—	(1,748)
Net gains reclassified into earnings	—	—	(376)	—	(376)
Net unrealized losses on cash flow hedges	—	—	(2,124)	—	(2,124)
Foreign currency translation adjustments	1,021	(628)	(1,849)	—	(1,456)
Total other comprehensive income (loss)	1,021	(628)	(3,973)	—	(3,580)
Total comprehensive income (loss)	$210,035	$(48,026)	$146,941	$(103,907)	$205,043

The following is the consolidated statement of comprehensive income (loss) for the fiscal year ended October 27, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$195,181	$(74,765)	$99,877	$(25,112)	$195,181
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(3,468)	—	(3,468)
Net gains reclassified into earnings	—	—	7,433	—	7,433
Net unrealized gains on cash flow hedges	—	—	3,965	—	3,965
Foreign currency translation adjustments	128	11	(1,972)	—	(1,833)
Total other comprehensive income (loss)	128	11	1,993	—	2,132
Total comprehensive income (loss)	$195,309	$(74,754)	$101,870	$(25,112)	$197,313

The following is the consolidated statement of comprehensive income (loss) for the fiscal year ended October 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$50,610	$(114,733)	$(85,111)	$199,844	$50,610
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	(6,701)	—	4,870	—	(1,831)
Net gains reclassified into earnings	—	—	(6,444)	—	(6,444)
Net unrealized losses on cash flow hedges	(6,701)	—	(1,574)	—	(8,275)
Foreign currency translation adjustments	(89)	458	(1,263)	—	(894)
Total other comprehensive income (loss)	(6,790)	458	(2,837)	—	(9,169)
Total comprehensive income (loss)	$43,820	$(114,275)	$(87,948)	$199,844	$41,441

The following is the consolidated statement of cash flows for the fiscal year ended October 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$281,478	$8,503	$161,048	$—	$451,029
Cash flows from investing activities:
Purchases of property and equipment	(44,786)	(22)	(7,563)	—	(52,371)
Net cash paid in connection with acquisition	(44,769)	140	—	—	(44,629)
Proceeds from collection of convertible note receivable	70,000	—	—	—	70,000
Net cash provided by (used in) investing activities	(19,555)	118	(7,563)	—	(27,000)
Cash flows from financing activities:
Proceeds from senior unsecured notes	296,250	—	—	—	296,250
Payment of principal related to senior secured notes	(300,000)	—	—	—	(300,000)
Payment of debt issuance costs related to senior unsecured notes	(992)	—	—	—	(992)
Payment of principal related to capital leases	(1,627)	—	—	—	(1,627)
Common stock repurchases	(240,000)	—	—	—	(240,000)
Proceeds from issuance of common stock	93,771	—	—	—	93,771
Excess tax benefits from stock-based compensation	2,919	—	270	—	3,189
Net cash provided by (used in) financing activities	(149,679)	—	270	—	(149,409)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(849)	—	(849)
Net increase in cash and cash equivalents	112,244	8,621	152,906	—	273,771
Cash and cash equivalents, beginning of period	284,466	680	428,080	—	713,226
Cash and cash equivalents, end of period	$396,710	$9,301	$580,986	$—	$986,997

The following is the consolidated statement of cash flows for the fiscal year ended October 27, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$464,097	$(1,799)	$128,572	$—	$590,870
Cash flows from investing activities:
Proceeds from sale of subsidiary	35	—	—	—	35
Proceeds from maturities and sale of short-term investments	—	952	—	—	952
Purchases of property and equipment	(62,791)	—	(10,006)	—	(72,797)
Net cash provided by (used in) investing activities	(62,756)	952	(10,006)	—	(71,810)
Cash flows from financing activities:
Payment of principal related to the term loan	(190,000)	—	—	—	(190,000)
Payment of principal related to capital leases	(1,866)	—	—	—	(1,866)
Common stock repurchases	(130,209)	—	—	—	(130,209)
Proceeds from issuance of common stock	98,791	—	—	—	98,791
Excess tax benefits from stock-based compensation	5,042	—	99	—	5,141
Net cash provided by (used in) financing activities	(218,242)	—	99	—	(218,143)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(1,893)	—	(1,893)
Net increase (decrease) in cash and cash equivalents	183,099	(847)	116,772	—	299,024
Cash and cash equivalents, beginning of period	101,367	1,527	311,308	—	414,202
Cash and cash equivalents, end of period	$284,466	$680	$428,080	$—	$713,226

The following is the consolidated statement of cash flows for the fiscal year ended October 29, 2011 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$436,714	$(5,852)	$18,370	$—	$449,232
Cash flows from investing activities:
Purchases of short-term investments	—	(38)	—	—	(38)
Proceeds from maturities and sale of short-term investments	—	1,604	—	—	1,604
Purchases of property and equipment	(86,447)	(33)	(10,317)	—	(96,797)
Proceeds from sale of subsidiary	4,966	(1,061)	—	—	3,905
Net cash provided by (used in) investing activities	(81,481)	472	(10,317)	—	(91,326)
Cash flows from financing activities:
Payment of principal related to the term loan	(359,898)	—	—	—	(359,898)
Payment of fees related to the term loan	(1,167)	—	—	—	(1,167)
Proceeds from term loan	198,950	—	—	—	198,950
Payment of principal related to capital leases	(1,761)	—	—	—	(1,761)
Common stock repurchases	(210,698)	—	—	—	(210,698)
Proceeds from issuance of common stock	97,152	—	—	—	97,152
Excess tax benefits from stock-based compensation	101	—	211	—	312
Net cash provided by (used in) financing activities	(277,321)	—	211	—	(277,110)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(578)	—	(578)
Net increase (decrease) in cash and cash equivalents	77,912	(5,380)	7,686	—	80,218
Cash and cash equivalents, beginning of period	23,455	6,907	303,622	—	333,984
Cash and cash equivalents, end of period	$101,367	$1,527	$311,308	$—	$414,202

BROCADE COMMUNICATIONS SYSTEMS, INC. QUARTERLY SUMMARY (Unaudited)

	Three Months Ended
	October 26, 2013	July 27, 2013 (1)	April 27, 2013	January 26, 2013	October 27, 2012	July 28, 2012	April 28, 2012	January 28, 2012
	(In thousands, except per-share and stock price amounts)
Quarterly Data:
Net revenues	$558,800	$536,551	$538,784	$588,729	$578,357	$555,332	$543,439	$560,642
Gross margin	$362,640	$338,202	$334,112	$373,925	$360,690	$340,478	$337,082	$344,769
Income from operations	$83,650	$74,363	$57,179	$93,291	$86,320	$70,221	$51,769	$69,419
Net income (loss)	$64,233	$118,696	$46,949	$(21,255)	$54,001	$43,300	$39,296	$58,584
Per-share amounts:
Basic	$0.14	$0.26	$0.10	$(0.05)	$0.12	$0.09	$0.09	$0.13
Diluted	$0.14	$0.26	$0.10	$(0.05)	$0.11	$0.09	$0.08	$0.12
Shares used in computing per-share amounts:
Basic	444,642	449,446	453,133	454,843	459,333	457,147	457,541	452,494
Diluted	460,237	461,344	466,919	454,843	474,213	469,571	476,848	468,738
Sales prices:
High	$8.43	$6.69	$6.15	$5.80	$6.44	$5.63	$6.17	$6.05
Low	$6.28	$5.14	$5.38	$5.17	$4.83	$4.18	$5.19	$4.15

(1)	The quarter ended July 27, 2013, includes the impact of the nonrecurring gain of $76.8 million resulting from the litigation settlement with A10 Networks, Inc.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 26, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 26, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on our management’s assessment, we believe that, as of October 26, 2013, our internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of October 26, 2013 has been audited by KPMG LLP, Brocade’s independent registered public accounting firm, as stated in their report which is included on page 104 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Brocade Communications Systems, Inc.:
We have audited Brocade Communications Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 26, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 26, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries as of October 26, 2013 and October 27, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended October 26, 2013, and the accompanying financial statement schedule. Our report dated December 16, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/     KPMG LLP

Santa Clara, California
December 16, 2013

Item 9B.	Other Information
None.
PART III
Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”).

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
The Board of Directors has adopted a Code of Ethics for Principal Executive and Senior Financial Officers (the “Code of Ethics”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, controller and any other principal accounting officer, and any other person performing similar functions. The Code of Ethics is available on the Company’s Web site at www.brocade.com in the “Corporate Governance” section of its investor relations webpage. The Company will also provide a copy of the Code of Ethics upon request made by e-mail to ir@brocade.com or in writing to Brocade Communications Systems, Inc., Attention: Investor Relations, 130 Holger Way, San Jose, California 95134-1376. The Company will disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, controller and any other principal accounting officer, and any other person performing similar functions, and relate to certain elements of the Code of Ethics, including the name of the officer to whom the waiver was granted, on its Web site at www.brocade.com on its investor relations webpage.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Executive Compensation and Other Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Board of Directors Meetings and Committees.” Information with respect to securities authorized for issuance under equity compensation plans is set forth in Note 11, “Employee Compensation Plans,” and in Note 12, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following documents are filed as a part of this Form 10-K:
(1)Financial Statements:
The following financial statements of Brocade Communications Systems, Inc. are filed as a part of this Annual Report.

(2)Financial Statement Schedules:
The following financial statement schedule of Brocade Communications Systems, Inc. for the years ended October 26, 2013, October 27, 2012, and October 29, 2011, is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Page
Schedule II — Valuation and Qualifying Accounts	116
All other schedules have been omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.

(3)Exhibits:

EXHIBIT INDEX

Exhibit Number	Description of Document #

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 28, 2007)

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

3.6	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s current report on Form 8-K filed on February 16, 2007)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

Exhibit Number	Description of Document #
4.2
Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2020 Notes (incorporated by reference to Exhibit 4.2 from Brocade’s current report on Form 8-K filed on January 26, 2010)

4.3
Indenture, dated as of January 22, 2013, by and among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the Notes (incorporated by reference to Exhibit 4.1 from Brocade’s Form 8-K filed on January 22, 2013)

10.1
Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. No. 333-74711), as amended)

10.2†
Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2001)

10.3
Amendment #1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2001)

10.4†
Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2001)

10.5†
Amendment #4 to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2001)

10.6
Lease Agreement between MV Golden State San Jose, LLC and Brocade dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 27, 2001)

10.7†
Amendment No. 7 to Statement of Work No. 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.8†
OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002, (incorporated by reference to Exhibit 10.48 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 25, 2003)

10.9†
Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.10
Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd. dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.11†
Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd. dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.12†
Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated February 21, 2003, (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.13
Amendment No. 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.14†
Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.15†
Amendment #15 dated March 26, 2004, to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2004)

Exhibit Number	Description of Document #
10.16†
Amendment #18 dated October 5, 2004, to Statement of Work #1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2004)

10.17†
Amendment #1 dated November 2, 2004, to OEM Purchase Agreement between Brocade and Hewlett Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2004)

10.18†
Amendment #2 dated October 27, 2004, to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2004)

10.19*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2004)

10.20†
Amendment #3 dated November 22, 2004, to OEM Purchase Agreement between Brocade and Hewlett Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 29, 2005)

10.21*
Amended and Restated 1999 Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2005)

10.22*
Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2005)

10.23*	Employment Letter for Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.92 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.24
Tolling Agreement dated as of January 1, 2006, between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 28, 2006)

10.25
Notice of partial termination of Tolling Agreement dated September 11, 2006 (incorporated by reference to Exhibit 10.80 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.26†
Amendment #4 dated January 20, 2006, to the OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 29, 2006)

10.27†
Amendment #26 dated September 19, 2006, to Statement of Work No. 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.103 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.28†
Amendment #6 effective as of August 4, 2006, to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.105 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.29†
Amendment #7 dated August 4, 2006, to OEM Purchase Agreement between Brocade and Hewlett-Packard Company dated December 16, 2002 (incorporated by reference to Exhibit 10.106 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.30†
Amendment #5, dated April 20, 2007, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.102 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.31†
Amendment #8, dated September 6, 2007, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.103 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.32†
Statement of Work #7, dated October 1, 2007, to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.104 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

Exhibit Number	Description of Document #
10.33†
Ninth Amendment, dated November 5, 2007, to OEM Purchase Agreement dated December 16, 2002, between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 26, 2008)

10.34†
Tenth Amendment, dated December 21, 2007, to OEM Purchase Agreement dated December 16, 2002, between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 26, 2008)

10.35†
Amendment Number 32 dated January 22, 2008, to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 26, 2008)

10.36*
1999 Director Plan as amended and restated April 10, 2008, and related forms of agreements, as amended (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2008)

10.37*
1999 Stock Plan as amended and restated November 27, 2006, and related forms of agreements, as amended (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2008)

10.38†
OEM Purchase and License Agreement dated May 20, 2008, between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 26, 2008)

10.39†
Amendment Number 11 dated April 28, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 26, 2008)

10.40
Commitment letter dated as of July 21, 2008, with Bank of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 99.1 from Brocade’s current report on Form 8-K filed on August 14, 2008)

10.41
Stock Purchase Plan and Agreement dated as of August 13, 2008, between Morgan Stanley & Co. Incorporated and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.120 from Brocade’s annual report on Form 10-K for the fiscal year ended October 25, 2008)

10.42†
Credit Agreement, dated as of October 7, 2008, among the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, HSBC Bank USA National Association and Keybank National Association, as co-documentation agents and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on October 14, 2008)

10.43†
Amendment Number 34 dated June 23, 2008, to Statement of Work #1 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.122 from Brocade’s annual report on Form 10-K for the fiscal year ended October 25, 2008)

10.44†
Amendment Number 12 dated August 21, 2008, to Statement of Work #3 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.124 from Brocade’s annual report on Form 10-K for the fiscal year ended October 25, 2008)

10.45†
Amendment Number 1 dated July 10, 2008, to Statement of Work #7 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.125 from Brocade’s annual report on Form 10-K for the fiscal year ended October 25, 2008)

10.46†
Amendment Number 1 dated January 9, 2009, to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 24, 2009)

10.47†
Amendment Number 2 dated October 29, 2008, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 24, 2009)

Exhibit Number	Description of Document #
10.48†
Amendment Number 12 dated March 11, 2009, with an effective date of February 28, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

10.49†
Amendment Number 13 dated March 14, 2009, with an effective date of March 6, 2009, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

10.50†
Amendment Number 14 dated March 14, 2009, with an effective date as of October 24, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

10.51†
Statement of Work #8, dated April 1, 2009, to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

10.52*
2009 Stock Plan as amended and restated April 12, 2012, and related forms of agreements, as amended (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.54*
2009 Employee Stock Purchase Plan as amended and restated April 12, 2012 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.55†
Amendment Number 15 dated May 11, 2009, with an effective date of February 1, 2009, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.56†
Amendment Number 37 dated June 22, 2009, with an effective date of June 19, 2008 [sic], to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.57†
Amendment Number 14 dated June 10, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.58†
Amendment Number 15 dated June 23, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.59†
Amendment Number 3 dated June 8, 2009, with an effective date of June 5, 2009, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.60
Amendment Number 5 dated August 3, 2009, to the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.148 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.61†
Amendment Number 38 dated September 19, 2009, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.149 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.62†
Amendment Number 16 dated September 10, 2009, with an effective date of September 18, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.150 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.63†
Amendment Number 17 dated October 30, 2009, with an effective date of October 28, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.151 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.64
Amendment Number 4 dated September 22, 2009, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.152 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.65†
Amendment Number 5 dated September 15, 2009, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.153 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

Exhibit Number	Description of Document #
10.66†
Amendment Number 1 dated October 3, 2009, to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.154 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.67†
Amendment Number 2 dated October 13, 2009, to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.155 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.68†
Amendment Number 3 dated October 1, 2009, to Statement of Work Number 8 of the Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.156 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.69*
Senior Leadership Plan (formerly Executive Leadership Plan), as amended as of December 2, 2010, (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 29, 2011)

10.70*	Form of Restricted Stock Unit Agreement (Market Stock Units) under the 2009 Stock Plan (incorporated by reference to Exhibit 10.2 from Brocade’s current report on Form 8-K filed on December 9, 2009)

10.71†
Amendment Number 39 dated December 15, 2009, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.72
Amendment and Waiver No. 1 dated January 8, 2010, to the Credit Agreement, dated as of October 7, 2008, by and among Brocade, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and HSBC Bank USA National Association and Keybank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.73
Purchase Agreement, dated January 13, 2010, between Brocade and J.P. Morgan Inc., as representative of the several Initial Purchasers listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.74
Security Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on January 26, 2010)

10.75
Security Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 from Brocade’s current report on Form 8-K filed on January 26, 2010)

10.76
Registration Rights Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.3 from Brocade’s current report on Form 8-K filed on January 26, 2010)

10.77
Registration Rights Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.4 from Brocade’s current report on Form 8-K filed on January 26, 2010)

10.78
Real Estate Sale Agreement effective as of January 25, 2010, by and between Brocade Communications Systems Skyport LLC, a wholly-owned subsidiary of Brocade, and CA-Skyport III Limited Partnership (incorporated by reference to Exhibit 10.10 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.79
Lease Agreement dated as of January 28, 2010, by and between Brocade and CA-Skyport III Limited Partnership (incorporated by reference to Exhibit 10.11 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.80†
Amendment Number 2 dated February 2, 2010, to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.12 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.81†
Amendment Number 3 dated April 13, 2010, to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

Exhibit Number	Description of Document #
10.82†
Amendment Number 16 dated March 24, 2010, with an effective date as of June 8, 2009, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

10.83†
Amendment Number 40 dated April 13, 2010, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

10.84†
Amendment Number 3 dated April 19, 2010, with an effective date of January 1, 2010, to Statement of Work Number 6 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

10.85†
Amendment Number 6 dated April 13, 2010, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

10.86†
Amendment Number 17 dated May 21, 2010, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2010)

10.87†
Amendment Number 4 dated May 18, 2010, to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2010)

10.88†
Amendment Number 5 dated May 18, 2010, with an effective date of May 14, 2010, to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2010)

10.89†
Amendment Number 19 dated August 4, 2010, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.131 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2010)

10.90
Amendment Number 6 dated October 22, 2009, with an effective date of October 29, 2010, to the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.132 from Brocade’s annual report on Form 10- K for the fiscal year ended October 30, 2010)

10.91†
Amendment Number 41 dated September 21, 2010, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.133 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2010)

10.92†
Amendment Number 18 dated September 8, 2010, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.134 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2010)

10.93	Special Ethernet Bonus Program, as approved on December 2, 2010 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 29, 2011)

10.94
Statement of Work #9, dated April 8, 2011, to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.95
French Sub-Plan under the 2009 Stock Plan and related forms of agreements (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.96
Amendment No. 2, dated as of June 10, 2011, by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, to the Credit Agreement, dated as of October 7, 2008 (as amended), by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on June 10, 2011)

10.97†
Amendment Number 42 dated June 30, 2011, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2011)

Exhibit Number	Description of Document #
10.98†
Amendment Number 7 dated July 20, 2011, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2011)

10.99†
Amendment Number 43 dated September 23, 2011, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.114 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.100
Amendment Number 19 dated October 12, 2011, with an effective date of October 24, 2011, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.115 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.101*	Senior Leadership Plan, as amended as of October 25, 2011 (incorporated by reference to Exhibit 10.116 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.102*
Rev It Up Plan, approved as of October 25, 2011, and then clarified as of January 23, 2012 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 28, 2012)

10.103*
Sales Leader Plan, approved as of October 28, 2011, and then clarified as of December 21, 2011 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 28, 2012)

10.104*
Amended and Restated Change of Control Retention Agreement between Brocade and Michael Klayko effective as of December 22, 2008 (incorporated by reference to Exhibit 10.119 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.105*
Form of Amended and Restated Change of Control Retention Agreement between Brocade and each of Tyler Wall and Ian Whiting effective as of December 22, 2008 (incorporated by reference to Exhibit 10.120 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.106*
Form of Change of Control Retention Agreement between Brocade and newly designated executive officers, including Daniel Fairfax effective as of February 23, 2009 (incorporated by reference to Exhibit 10.121 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.107*
Form of Restricted Stock Unit Agreement (2012 Market Stock Units) under the 2009 Stock Plan (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 28, 2012)

10.108†
Amendment Number 20 dated February 21, 2012, with an effective date of February 29, 2012, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.109†
Amendment Number 44 dated February 29, 2012, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.110†
Amendment Number 45 dated May 18, 2012, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 28, 2012)

10.111*
Agreement and General Release of Claims by and between Brocade Communications Systems, Inc. and Michael Klayko dated as of August 12, 2012 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 28, 2012)

10.112
Amendment Number 4 dated October 11, 2012, to the OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.112 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2012)

10.113†
Amendment Number 21 dated October 18, 2012, with an effective date of October 22, 2012, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.113 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2012)

10.114*	Offer Letter, dated December 20, 2012, between Brocade Communications Systems, Inc. and Lloyd Carney (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on January 14, 2013)

Exhibit Number	Description of Document #
10.115*
Change of Control Retention Agreement between Brocade Communications Systems, Inc. and Lloyd Carney, effective as of January 14, 2013 (incorporated by reference to Exhibit 10.2 from Brocade’s Form 8-K filed on January 14, 2013)

10.116
Purchase Agreement, dated January 16, 2013, among Brocade, Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers listed in Schedule I thereto, and the Subsidiary Guarantors named therein (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on January 22, 2013)

10.117
Registration Rights Agreement, dated as of January 22, 2013, by and among the Company, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.2 from Brocade’s Form 8-K filed on January 22, 2013)

10.118*	2013 Inducement Award Plan (incorporated by reference to Exhibit 10.3 from Brocade’s Form 8-K filed on January 22, 2013)

10.119*	Form of Stock Option Agreement under the 2013 Inducement Award Plan (incorporated by reference to Exhibit 10.4 from Brocade’s Form 8-K filed on January 22, 2013)

10.120*	Form of Restricted Stock Unit Agreement under the 2013 Inducement Award Plan (incorporated by reference to Exhibit 10.5 from Brocade’s Form 8-K filed on January 22, 2013)

10.121*
Form of Amendment to Change of Control Agreement between Brocade and Brocade’s executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on February 21, 2013)

10.122*	2009 Director Plan, as amended and restated on April 11, 2013 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 27, 2013)

10.123*	Performance Bonus Plan, as approved on April 11, 2013 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 27, 2013)

10.124†
Amendment Number 5 dated February 13, 2013, to the OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 27, 2013)

10.125†
Amendment Number 46 dated March 8, 2013, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 27, 2013)

10.126†
Amendment Number 22 dated March 14, 2013, with an effective date of March 20, 2013, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 27, 2013)

10.127†
Amendment Number 8 dated April 11, 2013, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 27, 2013)

10.128*
Senior Leadership Plan for fiscal year 2013, as approved on July 26, 2013 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 27, 2013)

10.129
Amendment Number 6 dated June 19, 2013, with an effective date of May 22, 2013, to the OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 27, 2013)

10.130*
Amended and Restated Change of Control Retention Agreement for Lloyd Carney between Brocade and Lloyd Carney, Brocade’s Chief Executive Officer (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on October 25, 2013)

10.131*
Form of Change of Control Retention Agreement between Brocade and Brocade’s executive officers other than the Chief Executive Officer (entered into with each of Ken Cheng, Dan Fairfax, Jeff Lindholm and Tyler Wall) (incorporated by reference to Exhibit 10.2 from Brocade’s Form 8-K filed on October 25, 2013)

Exhibit Number	Description of Document #
10.132
Amendment No. 3, dated as of January 8, 2013, by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, to the Credit Agreement, dated as of October 7, 2008 (as amended), by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer

10.133
Amendment No. 4, dated as of October 7, 2013, by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, to the Credit Agreement, dated as of October 7, 2008 (as amended), by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer

10.134	Amendment Number 1 dated October 29, 2013, to Statement of Work Number 9 of the Goods Agreement between IBM and Brocade

10.135††	Amendment Number 23 dated September 30, 2013, with an effective date of October 10, 2013, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade

10.136††	Amendment Number 47 dated October 9, 2013, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

10.137††	Amendment Number 9 dated October 16, 2013, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of attorney (see signatures page)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

#	Unless otherwise indicated, SEC file No. for each document incorporated by reference is 000-25601.

†	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

††	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

b.	Exhibits
See Exhibit Index included in Item 15(a) of this Form 10-K.

c.	Financial Statement Schedules

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Fiscal Years Ended October 26, 2013, October 27, 2012, and October 29, 2011

	Balance at Beginning of Period	Additions Charged to Revenues	Deductions (1)	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts:
2013	$833	$319	$(577)	$575
2012	$1,388	$1,482	$(2,037)	$833
2011	$1,838	$1,357	$(1,807)	$1,388
Sales allowances:
2013	$9,759	$8,885	$(11,323)	$7,321
2012	$5,011	$10,947	$(6,199)	$9,759
2011	$4,883	$9,048	$(8,920)	$5,011

(1)	Deductions related to the allowance for doubtful accounts and sales allowances represent amounts written off against the allowance and recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

December 16, 2013	By:	/S/ LLOYD A. CARNEY
Lloyd A. Carney
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lloyd A. Carney and Daniel W. Fairfax, and each of them, his and her true and lawful attorneys-in-fact, each with full power of substitution, for him and her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LLOYD A. CARNEY	Director and Chief Executive Officer (Principal Executive Officer)	December 16, 2013
Lloyd A. Carney

/S/ DANIEL W. FAIRFAX	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)	December 16, 2013
Daniel W. Fairfax

/S/ DAVID L. HOUSE	Chairman of the Board of Directors	December 16, 2013
David L. House

/S/ JUDY BRUNER	Director	December 14, 2013
Judy Bruner

/S/ RENATO DIPENTIMA	Director	December 15, 2013
Renato DiPentima

/S/ ALAN EARHART	Director	December 14, 2013
Alan Earhart

/S/ JOHN GERDELMAN	Director	December 14, 2013
John Gerdelman

/S/ GLENN JONES	Director	December 14, 2013
Glenn Jones

/S/ L. WILLIAM KRAUSE	Director	December 14, 2013
L. William Krause

/S/ SANJAY VASWANI	Director	December 16, 2013
Sanjay Vaswani