Form 10-Q
period 2014-01-25
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2014-02-28
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2014
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
San Jose, CA 95134-1376
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of February 21, 2014, was 435,208,026 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
For the Quarter Ended January 25, 2014

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, debt repayments, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under “Part II—Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	January 25, 2014	January 26, 2013
	(In thousands, except per-share amounts)
Net revenues
Product	$475,205	$502,247
Service	89,330	86,482
Total net revenues	564,535	588,729
Cost of revenues
Product	153,627	174,375
Service	38,238	40,429
Total cost of revenues	191,865	214,804
Gross margin	372,670	373,925
Operating expenses:
Research and development	87,156	97,690
Sales and marketing	132,665	149,011
General and administrative	20,143	19,077
Amortization of intangible assets	9,883	14,856
Restructuring and other costs	6,217	—
Gain on sale of network adapter business	(4,884)	—
Total operating expenses	251,180	280,634
Income from operations	121,490	93,291
Interest expense	(9,196)	(26,368)
Interest and other income (loss), net	(1,336)	66
Income before income tax	110,958	66,989
Income tax expense	30,074	88,244
Net income (loss)	$80,884	$(21,255)
Net income (loss) per-share—basic	$0.18	$(0.05)
Net income (loss) per-share—diluted	$0.18	$(0.05)
Shares used in per-share calculation—basic	440,573	454,843
Shares used in per-share calculation—diluted	453,549	454,843
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 25, 2014	January 26, 2013
	(In thousands)
Net income (loss)	$80,884	$(21,255)
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	(924)	(76)
Net gains and losses reclassified into earnings	(31)	(179)
Net unrealized losses on cash flow hedges	(955)	(255)
Foreign currency translation adjustments	(823)	(380)
Total other comprehensive loss	(1,778)	(635)
Total comprehensive income (loss)	$79,106	$(21,890)
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 25, 2014	October 26, 2013
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$998,687	$986,997
Accounts receivable, net of allowances for doubtful accounts of $590 and $575 at January 25, 2014, and October 26, 2013, respectively	218,260	249,598
Inventories	43,247	45,344
Deferred tax assets	114,772	98,018
Prepaid expenses and other current assets	41,166	42,846
Total current assets	1,416,132	1,422,803
Property and equipment, net	459,367	472,940
Goodwill	1,640,629	1,645,437
Intangible assets, net	23,913	40,258
Non-current deferred tax assets	771	1,585
Other assets	37,025	38,368
Total assets	$3,577,837	$3,621,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,638	$88,218
Accrued employee compensation	112,377	145,996
Deferred revenue	223,344	226,696
Current restructuring liabilities	5,768	16,418
Current portion of long-term debt	3,039	2,996
Other accrued liabilities	67,575	80,339
Total current liabilities	490,741	560,663
Long-term debt, net of current portion	595,694	596,208
Non-current restructuring liabilities	4,719	1,008
Non-current deferred revenue	74,329	76,426
Non-current income tax liability	42,850	38,680
Non-current deferred tax liabilities	23,607	—
Other non-current liabilities	1,568	1,593
Total liabilities	1,233,508	1,274,578
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 436,955 and 445,285 shares at January 25, 2014, and October 26, 2013, respectively	437	445
Additional paid-in capital	1,833,570	1,915,152
Accumulated other comprehensive loss	(15,222)	(13,444)
Retained earnings	525,544	444,660
Total stockholders’ equity	2,344,329	2,346,813
Total liabilities and stockholders’ equity	$3,577,837	$3,621,391
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 25, 2014	January 26, 2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$80,884	$(21,255)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(14,335)	(2,192)
Non-cash tax charges	—	78,206
Depreciation and amortization	38,754	49,394
Loss on disposal of property and equipment	2,348	1,989
Gain on sale of network adapter business	(4,884)	—
Amortization of debt issuance costs and original issue discount	281	397
Call premium cost and write-off of original issue discount and debt issuance costs related to lenders that did not participate in refinancing	—	15,299
Provision for doubtful accounts receivable and sales allowances	1,567	2,354
Non-cash compensation expense	18,588	19,150
Changes in assets and liabilities:
Restricted cash	—	(11,926)
Accounts receivable	29,771	14,250
Inventories	2,097	9,625
Prepaid expenses and other assets	3,486	(1,702)
Deferred tax assets	95	165
Accounts payable	(8,077)	(14,960)
Accrued employee compensation	(39,208)	(72,570)
Deferred revenue	(5,414)	1,519
Other accrued liabilities	10,455	(8,062)
Restructuring liabilities	(6,939)	(191)
Net cash provided by operating activities	109,469	59,490
Cash flows from investing activities:
Purchases of property and equipment	(12,966)	(18,486)
Net cash paid in connection with acquisition	—	(44,629)
Proceeds from collection of note receivable	250	—
Proceeds from sale of network adapter business	9,995	—
Net cash used in investing activities	(2,721)	(63,115)
Cash flows from financing activities:
Proceeds from senior unsecured notes	—	296,250
Payment of principal related to capital leases	(608)	(484)
Common stock repurchases	(140,380)	(47,530)
Proceeds from issuance of common stock	32,410	23,812
Excess tax benefits from stock-based compensation	14,335	2,192
Increase in restricted cash	—	(300,000)
Net cash used in financing activities	(94,243)	(25,760)
Effect of exchange rate fluctuations on cash and cash equivalents	(815)	(225)
Net increase (decrease) in cash and cash equivalents	11,690	(29,610)
Cash and cash equivalents, beginning of period	986,997	713,226
Cash and cash equivalents, end of period	$998,687	$683,616
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,265	$20,490
Cash paid for income taxes	$4,074	$1,848
Supplemental schedule of non-cash investing activities:
Acquisition of property and equipment through capital leases	$—	$1,042
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of October 26, 2013, was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 26, 2013.
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
The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday in October. Fiscal year 2014 is a 53-week fiscal year and fiscal year 2013 is a 52-week fiscal year. The second quarter of fiscal year 2014 is a 14-week quarter, which is one week longer than a typical quarter.
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

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the three months ended January 25, 2014, as compared to the significant accounting policies disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2013.
New Accounting Pronouncements or Updates Recently Adopted
In February 2013, the FASB issued an update to ASC 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this update, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) into net income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted this update in the first quarter of fiscal year 2014, presenting the required information in Note 12, “Accumulated Other Comprehensive Loss,” of the Notes to Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements or Updates That Are Not Yet Effective
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
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of January 25, 2014, two customers accounted for 18% and 11%, respectively, of total accounts receivable, for a combined total of 29% of total accounts receivable. As of October 26, 2013, four customers accounted for 18%, 12%, 11%, and 11%, respectively, of total accounts receivable, for a combined total of 52% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances and other allowances.
For the three months ended January 25, 2014, four customers accounted for 18%, 18%, 11%, and 10%, respectively, of the Company’s total net revenues for a combined total of 57% of total net revenues. For the three months ended January 26, 2013, three customers accounted for 18%, 18%, and 10%, respectively, of the Company’s total net revenues for a combined total of 46% of total net revenues.
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

3. Acquisitions and Divestitures
Divestitures
On January 17, 2014, the Company completed the sale of its network adapter business to QLogic Corporation, as part of the Company’s business strategy to focus on meeting the data center networking needs of customers through next-generation fabrics and software defined networking.
The net carrying amount of the divested network adapter business’ assets and liabilities was $5.1 million, comprised primarily of associated SAN and IP Networking products’ goodwill of $4.1 million. The sale resulted in a gain of $4.9 million which is presented in the Company’s Condensed Consolidated Statement of Operations as “Gain on sale of network adapter business.”

Acquisitions
On November 9, 2012, the Company completed its acquisition of Vyatta, Inc. (“Vyatta”), a privately held developer of a software-based network operating system suite headquartered in Belmont, California. Vyatta became a wholly-owned subsidiary of the Company as a result of the acquisition. The Vyatta software-based network operating system suite is deployed on conventional computer hardware platforms for multiple applications in network virtualization, software-defined networking (“SDN”), Network Function Virtualization (“NFV”), and other private/public cloud computing platforms. This acquisition complements Brocade’s investments in Internet Protocol (“IP”) switches and router products and enables Brocade to pursue new market opportunities in data center virtualization, including public cloud, virtual private cloud, and managed services.
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

4. Goodwill and Intangible Assets
The following table presents a summary of the net carrying value of the Company’s intangible assets (in thousands):

	January 25, 2014	October 26, 2013
Indefinite-lived intangible assets
Goodwill	$1,640,629	$1,645,437
In-process research and development (1)	21,590	21,590
Finite-lived intangible assets
Total intangible assets subject to amortization	2,323	18,668
Total intangible assets	$1,664,542	$1,685,695

(1)
Acquired in-process research and development (“IPRD”) is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. While accounted as an indefinite-lived asset, the IPRD intangible asset is subject to testing for impairment annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPRD is impaired. If the research and development effort associated with the IPRD is successfully completed, then the IPRD intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed. During the three months ended January 25, 2014, the IPRD intangible asset was not amortized due to the current stage of the associated research and development effort, which is expected to be completed in fiscal year 2014.

The Company performed its annual IPRD impairment test using measurement data as of the first day of the second fiscal quarter of 2013. During the test, the Company elected the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its IPRD asset is less than its carrying amount. After assessing the totality of events and circumstances, the Company determined that it was not more likely than not that the fair value of its IPRD assets is less than its carrying amount and no further testing is required. During the three months ended January 25, 2014, there were no events or changes in facts and circumstances that indicated that it is more likely than not that IPRD is impaired.

The following table summarizes goodwill activity by reportable segment for the three months ended January 25, 2014 (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Balance at October 26, 2013
Goodwill	$176,878	$1,358,975	$155,416	$1,691,269
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,878	1,313,143	155,416	1,645,437
Divestitures (1)	(474)	(3,657)	—	(4,131)
Tax and other adjustments during the three months ended January 25, 2014 (2)	(17)	(660)	—	(677)
Balance at January 25, 2014
Goodwill	176,387	1,354,658	155,416	1,686,461
Accumulated impairment losses	—	(45,832)	—	(45,832)
	$176,387	$1,308,826	$155,416	$1,640,629

(1)	The goodwill disposed relates to the sale of the Company’s network adapter business, see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements.

(2)	The goodwill adjustments during the three months ended January 25, 2014, were primarily a result of tax benefits from the exercise of stock awards of acquired companies.
The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events occur or facts and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the annual goodwill impairment test, the Company uses the income approach, the market approach or a combination thereof to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value applying various observable market-based multiples to the reporting unit’s operating results and then applying an appropriate control premium. For the fiscal year 2013 annual goodwill impairment test, the Company used a combination of approaches to estimate each reporting unit’s fair value. The Company believed that at the time of the impairment testing performed in the second fiscal quarter of 2013, the income approach and the market approach were equally representative of a reporting unit’s fair value.
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
The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in market segments that are comparable with the Company’s reporting units. Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2013, the Company determined that no impairment needed to be recorded. During the three months ended January 25, 2014, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount.

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s finite-lived intangible assets (in thousands, except for weighted-average remaining useful life):

January 25, 2014	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$460	$138	$322	2.76
Core/developed technology	1,040	416	624	1.76
Customer relationships	1,080	268	812	3.76
Non-compete agreements	810	245	565	2.76
Total intangible assets (1)	$3,390	$1,067	$2,323	2.84

October 26, 2013	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$460	$110	$350	3.01
Core/developed technology	192,340	185,254	7,086	0.35
Customer relationships	287,090	276,473	10,617	0.51
Non-compete agreements	810	195	615	3.01
Total intangible assets	$480,700	$462,032	$18,668	0.58

(1)	During the three months ended January 25, 2014, $477.3 million of intangible assets became fully amortized and, therefore, were removed from the balance sheet.
The following table presents the amortization of finite-lived intangible assets included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	January 25, 2014	January 26, 2013
Cost of revenues	$6,462	$10,780
Operating expenses	9,883	14,856
Total	$16,345	$25,636
The following table presents the estimated future amortization of finite-lived intangible assets as of January 25, 2014 (in thousands):

Fiscal Year	Estimated Future Amortization
2014 (remaining nine months)	$649
2015	865
2016	553
2017	238
2018	18
Total	$2,323

5. Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	January 25, 2014	October 26, 2013
Inventories:
Raw materials	$11,927	$14,048
Finished goods	31,320	31,296
Total	$43,247	$45,344

	January 25, 2014	October 26, 2013
Property and equipment, net:
Computer equipment	$14,204	$16,006
Software	57,624	57,186
Engineering and other equipment (1)	362,014	416,573
Furniture and fixtures (1)	28,805	29,029
Leasehold improvements	21,488	24,287
Land and building	384,658	384,654
Subtotal	868,793	927,735
Less: Accumulated depreciation and amortization (1), (2)	(409,426)	(454,795)
Total	$459,367	$472,940

(1)
Engineering and other equipment, furniture and fixtures and accumulated depreciation and amortization include the following amounts under capital leases as of January 25, 2014, and October 26, 2013, respectively (in thousands):

	January 25, 2014	October 26, 2013
Cost	$11,925	$11,925
Accumulated depreciation	(5,826)	(5,366)
Total	$6,099	$6,559

(2)	The following table presents the depreciation of property and equipment included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	January 25, 2014	January 26, 2013
Depreciation expense	$22,409	$23,758

6. Fair Value Measurements
The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of January 25, 2014.
The fair value accounting guidance permits companies to elect fair value measurement for many financial instruments and certain other items that are otherwise not required to be accounted for at fair value. The Company did not elect to measure any eligible financial instruments or other assets at fair value as of January 25, 2014, and October 26, 2013.
Fair Value Hierarchy
The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured and recorded at fair value on a recurring basis as of January 25, 2014, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of January 25, 2014	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$645,995	$645,995	$—	$—
Derivative assets	1,240	—	1,240	—
Total assets measured at fair value	$647,235	$645,995	$1,240	$—
Liabilities:
Derivative liabilities	$1,814	$—	$1,814	$—
Total liabilities measured at fair value	$1,814	$—	$1,814	$—

(1)	Money market funds are reported within “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.
Assets and liabilities measured and recorded at fair value on a recurring basis as of October 26, 2013, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 26, 2013	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$431,750	$431,750	$—	$—
Derivative assets	1,814	—	1,814	—
Total assets measured at fair value	$433,564	$431,750	$1,814	$—
Liabilities:
Derivative liabilities	$1,441	$—	$1,441	$—
Total liabilities measured at fair value	$1,441	$—	$1,441	$—

(1)	Money market funds are reported within “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.
During the three months ended January 25, 2014, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

7. Restructuring and Other Costs
The following table provides details of the Company’s restructuring and other charges (in thousands):

	Fiscal 2013 Fourth Quarter Restructuring Plan			Prior Restructuring Plans
	Severance and Benefits	Contract Terminations and Other	Lease Loss Reserve and Related Costs	Lease Loss Reserve and Related Costs	Total
Restructuring liabilities at October 26, 2013	$15,216	$416	$—	$1,794	$17,426
Restructuring and other charges	(1,744)	—	7,961	—	6,217
Cash payments	(12,627)	(207)	(12)	(251)	(13,097)
Translation adjustment	—	—	(59)	—	(59)
Restructuring liabilities at January 25, 2014	$845	$209	$7,890	$1,543	$10,487

Current restructuring liabilities at January 25, 2014	$845	$209	$4,053	$661	$5,768
Non-current restructuring liabilities at January 25, 2014	$—	$—	$3,837	$882	$4,719
Fiscal 2013 Fourth Quarter Restructuring Plan
During the fiscal year ended October 26, 2013, the Company reevaluated its business model to restructure certain business operations, reorganize certain business units within the Company, and reduce the Company’s operating expense structure. The restructuring plan was approved by the Company’s management and communicated to the Company’s employees in September 2013. The restructuring plan included a workforce reduction of approximately 250 employees, primarily in the engineering, sales, and marketing organizations, as well as the cancellation of certain non-recurring engineering agreements and exit from certain leased facilities.
In connection with the restructuring plan, the Company incurred aggregate charges of $31.7 million through January 25, 2014, primarily related to severance and benefits charges and lease loss reserve and related costs, and substantially completed the restructuring plan by the end of the first quarter of fiscal year 2014.
Severance and benefits charges incurred under this restructuring plan consisted of severance and related employee termination costs, including salary and other compensation payments to the employees during their post-notification retention period, as well as associated outplacement services. The post-notification retention period for the employees terminated under the plan did not exceed the legal notification period, or in the absence of a legal notification requirement, 60 days. Contract terminations and other charges were primarily related to the cancellation of certain contracts in connection with the restructuring of certain business functions. Lease loss reserve and related costs were primarily related to the costs that will continue to be incurred under exited facilities’ lease contracts for the remaining term of the leases without economic benefit to the Company, reduced by estimated sublease rentals that could be reasonably obtained for these facilities.
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the restructuring liabilities balance if necessary. During the three months ended January 25, 2014, the Company reversed approximately $1.8 million of severance and benefits charges due to actual cash payments to certain terminated employees being lower than original estimates as a result of the completion of the severance arrangements with these employees during the first quarter of fiscal year 2014.
The above restructuring and other related charges are included in “Restructuring and other costs” in the Condensed Consolidated Statements of Operations.
Prior Restructuring Plans
During the fiscal years prior to fiscal year 2013, the Company recorded charges related to estimated facilities lease losses, net of expected sublease income, due to consolidation of real estate space as a result of acquisitions.
Cash payments for facilities that are part of the Company’s lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2021.

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			January 25, 2014		October 26, 2013
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Secured Notes:
2020 Notes	2020	6.875%	$300,000	7.26%	$300,000	7.26%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	300,000	4.83%
Capital lease obligations	2016	5.671%	3,993	5.48%	4,600	5.50%
Total long-term debt			603,993		604,600
Less:
Unamortized discount			5,260		5,396
Current portion of long-term debt			3,039		2,996
Long-term debt, net of current portion			$595,694		$596,208
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
The 2023 Notes bear interest payable semi-annually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the three months ended January 25, 2014.
As of January 25, 2014, and October 26, 2013, the fair value of the 2023 Notes was approximately $278.8 million and $281.1 million, respectively, which was estimated based on broker trading prices.
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

Senior Secured Notes
In January 2010, the Company issued $300.0 million in aggregate principal amount of the 2018 Notes and $300.0 million in aggregate principal amount of 6.875% senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”) pursuant to separate indentures, each dated as of January 20, 2010, between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the Senior Secured Notes and Wells Fargo Bank, National Association as the trustee (the “2020 Indenture” and “2018 Indenture,” respectively). The Senior Secured Notes bear interest payable semi-annually on January 15 and July 15 of each year. During the three months ended April 27, 2013, the Company paid $300.0 million to pay in full the principal of the 2018 Notes. The Company’s obligations under the 2020 Notes are—and prior to January 22, 2013, the Company’s obligations under the 2018 Notes were—guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets. See Note 16, “Guarantor and Non-Guarantor Subsidiaries,” of the Notes to Condensed Consolidated Financial Statements.
As of January 25, 2014, and October 26, 2013, the fair value of the 2020 Notes was approximately $324.4 million, which was estimated based on broker trading prices.
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
In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs, the Company expensed the Call Premium, remaining debt issuance costs and remaining original issue discount relating to the 2018 Notes in the first quarter of fiscal year 2013, which totaled $15.3 million. The Company reported this expense within “Interest expense” in the Condensed Consolidated Statements of Operations for the three months ended January 26, 2013.
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
The 2020 Indenture contains covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to:

•	Pay dividends, make investments or make other restricted payments;

•	Incur additional indebtedness;

•	Sell assets;

•	Enter into transactions with affiliates;

•	Incur liens;

•	Permit consensual encumbrances or restrictions on the Company’s restricted subsidiaries’ ability to pay dividends or make certain other payments to the Company;

•	Consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s or its restricted subsidiaries’ assets; and

•	Designate subsidiaries as unrestricted.

These covenants are subject to a number of limitations and exceptions set forth in the 2020 Indenture. The 2020 Indenture also includes customary events of default, including cross-defaults to other debt of the Company and its subsidiaries. Prior to discharge, the 2018 Indenture contained covenants and events of default substantially similar to those in the 2020 Indenture.
Senior Secured Credit Facility
In October 2008, the Company entered into a credit agreement for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (“Senior Secured Credit Facility”). The credit agreement was subsequently amended in January 2010, June 2011, and October 2013, to, among other things, remove and update certain covenants, reduce interest rates on the term loan facility, reduce interest rates and fees on the revolving credit facility, and extend the maturity date of the revolving credit facility to April 7, 2014. The term loan was prepaid in full, and there were no principal amounts or commitments outstanding under the term loan facility as of either January 25, 2014, or October 26, 2013.
The Company may borrow under the revolving credit facility in the future for ongoing working capital and other general corporate purposes. There were no principal amounts outstanding under the revolving credit facility, and the full $125.0 million was available for future borrowing under the revolving credit facility as of January 25, 2014, and October 26, 2013.
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
Debt Maturities
As of January 25, 2014, our aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2014 (remaining nine months)	$2,388
2015	1,285
2016	320
2017	—
2018	—
Thereafter	600,000
Total	$603,993

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 25, 2014, and January 26, 2013, respectively (in thousands):

	Accrued Warranty
	Three Months Ended
	January 25, 2014	January 26, 2013
Beginning balance	$8,632	$14,453
Liabilities accrued for warranties issued during the period	866	970
Warranty claims paid and used during the period	(1,761)	(1,995)
Changes in liability for pre-existing warranties during the period	(455)	(1,101)
Ending balance	$7,282	$12,327

In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 25, 2014, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
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
As of January 25, 2014, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $176.6 million, which the Company expects to utilize during future normal ongoing operations within the next twelve months, net of a purchase commitments reserve of $3.5 million, which is reported within “Other accrued liabilities” in the Condensed Consolidated Balance Sheet as of January 25, 2014. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations.
Income Taxes
The Company has several ongoing income tax audits. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.
Legal Proceedings
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including claims of alleged infringement of patents and/or other intellectual property rights and commercial and employment contract disputes. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already accrued by the Company.

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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the three months ended January 25, 2014, were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements.

The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than fifteen months. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive income was not significant for the three months ended January 25, 2014.
Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income (loss), net.” The amount recorded on ineffective cash flow hedges was not significant for the three months ended January 25, 2014.
Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended
	January 25, 2014	January 26, 2013
Cost of revenues	$72	$33
Research and development	(300)	(5)
Sales and marketing	239	166
General and administrative	22	8
Total	$33	$202
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. The net foreign currency exchange gains and losses recorded as part of “Interest and other income (loss), net” were losses of $0.1 million for the three months ended January 25, 2014, and gains of $0.1 million for the three months ended January 26, 2013.
Gross unrealized loss positions are recorded within “Other accrued liabilities” and “Other non-current liabilities,” and gross unrealized gain positions are recorded within “Prepaid expenses and other current assets.” As of January 25, 2014, the Company had gross unrealized loss positions of $1.8 million and gross unrealized gain positions of $1.2 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.
Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In United States dollars	As of January 25, 2014	As of October 26, 2013	As of January 25, 2014	As of October 26, 2013
Euro	$30,023	$16,012	$—	$25,478
British pound	19,558	25,053	—	—
Indian rupee	12,431	17,444	—	—
Singapore dollar	9,387	12,867	—	—
Japanese yen	9,234	16,172	—	—
Swiss franc	8,446	11,066	—	—
Total	$89,079	$98,614	$—	$25,478

The Company utilizes a rolling hedge strategy for the majority of its foreign currency derivative instruments with cash flow hedge accounting designation. All of the Company’s foreign currency forward contracts are single delivery, which are settled at maturity involving one cash payment.

11. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, was included in the following line items of the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	January 25, 2014	January 26, 2013
Cost of revenues	$3,142	$3,946
Research and development	4,336	4,685
Sales and marketing	6,765	8,145
General and administrative	4,345	2,374
Total stock-based compensation	$18,588	$19,150

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended
	January 25, 2014	January 26, 2013
Stock options, including variable options	$1,281	$209
Restricted stock units, including stock units with market conditions (altogether “RSUs”)	14,584	13,670
Employee stock purchase plan (“ESPP”)	2,723	5,271
Total stock-based compensation	$18,588	$19,150
The following table presents the unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of January 25, 2014, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$6,005	1.66
RSUs	$99,026	1.93
ESPP	$5,557	0.91

The following table presents details on grants made by the Company for the following periods:

	Three Months Ended
	January 25, 2014		January 26, 2013
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	1,270	$3.25	2,400	$2.40
RSUs	2,885	$10.75	3,777	$5.58
The total intrinsic value of stock options exercised for the three months ended January 25, 2014, and January 26, 2013, was $2.1 million and $5.1 million, respectively.

12. Accumulated Other Comprehensive Loss
The tax effects allocated to each component of other comprehensive loss for the three months ended January 25, 2014, and January 26, 2013, are as follows (in thousands):

	Three Months Ended
	January 25, 2014			January 26, 2013
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$(1,021)	$97	$(924)	$174	$(250)	$(76)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	(33)	2	(31)	(202)	23	(179)
Net unrealized gains (losses) on cash flow hedges	(1,054)	99	(955)	(28)	(227)	(255)
Foreign currency translation adjustments	(823)	—	(823)	(380)	$—	(380)
Total other comprehensive loss	$(1,877)	$99	$(1,778)	$(408)	$(227)	$(635)

(1)
For Condensed Consolidated Statement of Operations classification of amounts reclassified from accumulated other comprehensive loss, see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements.

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended January 25, 2014, and January 26, 2013, are as follows (in thousands):

	Three Months Ended
	January 25, 2014			January 26, 2013
	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Beginning balance	$267	$(13,711)	$(13,444)	$2,390	$(12,257)	$(9,867)
Change in unrealized gains and losses	(924)	(823)	(1,747)	(76)	(380)	(456)
Net gains and losses reclassified into earnings	(31)	—	(31)	(179)	—	(179)
Net current-period other comprehensive loss	(955)	(823)	(1,778)	(255)	(380)	(635)
Ending balance	$(688)	$(14,534)	$(15,222)	$2,135	$(12,637)	$(10,502)

13. Income Taxes
In general, the Company’s provision for income taxes differs from tax computed at the U.S. federal statutory tax rate of 35% due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits.
The lower effective tax rate for the three months ended January 25, 2014, compared with the same period in fiscal year 2013, was primarily due to the effects of earnings in foreign jurisdictions taxed at rates lower than the U.S. federal statutory tax rate, partially offset by an increase in reserves related to transfer pricing and lower benefit from the federal research and development tax credit that expired on December 31, 2013. In addition, the effective tax rate for the three months ended January 26, 2013, was higher than the federal statutory tax rate of 35% primarily due to a discrete charge of $78.2 million to reduce our previously recognized California deferred tax assets as a result of a change in California tax law. This charge was partially offset by the effect of change in foreign earnings, discrete benefits from reserve releases resulting from audit settlements, and an increase in the federal research and development tax credit that was reinstated on January 2, 2013, for calendar year 2013 and made retroactive to January 1, 2012.

The total amount of net unrecognized tax benefits of $77.8 million as of January 25, 2014, would affect the Company’s effective tax rate, if recognized. Although the timing of the closure of audits is highly uncertain, it is reasonably possible that the balance of unrecognized tax benefits could change during the remainder of fiscal year 2014.
The IRS and other tax authorities regularly examine the Company’s income tax returns. The IRS is currently examining fiscal years 2009 and 2010. In addition, the Company is in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. The Company believes that reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. The Company believes that before the end of fiscal year 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the Company estimates the range of potential decreases in underlying uncertain tax positions is between $0 and $4.6 million in the next twelve months.
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
Brocade is organized into three individually reportable segments: Storage Area Networking (“SAN”) Products, Internet Protocol (“IP”) Networking Products, and Global Services. These segments are organized principally by product category. Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this point in time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of January 25, 2014, were attributable to its United States operations.
Summarized financial information by reportable segment for the three months ended January 25, 2014, and January 26, 2013, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended January 25, 2014
Net revenues	$355,456	$119,749	$89,330	$564,535
Cost of revenues	92,941	60,686	38,238	191,865
Gross margin	$262,515	$59,063	$51,092	$372,670
Three months ended January 26, 2013
Net revenues	$361,734	$140,513	$86,482	$588,729
Cost of revenues	96,953	77,422	40,429	214,804
Gross margin	$264,781	$63,091	$46,053	$373,925

15. Net Income (Loss) Per-Share
The following table presents the calculation of basic and diluted net income (loss) per-share (in thousands, except per-share amounts):

	Three Months Ended
	January 25, 2014	January 26, 2013
Basic net income (loss) per-share
Net income (loss)	$80,884	$(21,255)
Weighted-average shares used in computing basic net income (loss) per-share	440,573	454,843
Basic net income (loss) per-share	$0.18	$(0.05)
Diluted net income (loss) per-share
Net income (loss)	$80,884	$(21,255)
Weighted-average shares used in computing basic net income (loss) per-share	440,573	454,843
Dilutive potential common shares in the form of stock options	2,620	—
Dilutive potential common shares in the form of other share-based awards	10,356	—
Weighted-average shares used in computing diluted net income (loss) per-share	453,549	454,843
Diluted net income (loss) per-share	$0.18	$(0.05)
Antidilutive potential common shares in the form of (1)
Stock options	3,015	22,225
Other share-based awards	462	5,573

(1)	These amounts are excluded from the computation of diluted net income (loss) per-share.

16. Guarantor and Non-Guarantor Subsidiaries
On January 20, 2010, the Company issued $600.0 million aggregate principal amount of the 2018 Notes and 2020 Notes. In addition, on January 22, 2013, the Company issued $300.0 million aggregate principal amount of the 2023 Notes. The Company’s obligations under the 2023 Notes and the 2020 Notes are, and prior to January 22, 2013, the Company’s obligations under the 2018 Notes were, guaranteed by certain of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Each of the Subsidiary Guarantors is 100% owned by the Company and all guarantees are joint and several. The Senior Secured Notes are not guaranteed by certain of the Company’s domestic subsidiaries or any of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”).
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
The following is the condensed consolidating balance sheet as of January 25, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$348,411	$8,673	$641,603	$—	$998,687
Accounts receivable, net	126,232	28	92,000	—	218,260
Inventories	41,976	—	1,271	—	43,247
Intercompany receivables	—	471,290	—	(471,290)	—
Other current assets	141,793	(56)	10,225	3,976	155,938
Total current assets	658,412	479,935	745,099	(467,314)	1,416,132
Property and equipment, net	444,958	464	13,945	—	459,367
Investment in subsidiaries	1,069,051	—	—	(1,069,051)	—
Other non-current assets	1,616,186	82,548	3,604	—	1,702,338
Total assets	$3,788,607	$562,947	$762,648	$(1,536,365)	$3,577,837
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,131	$—	$21,507	$—	$78,638
Current portion of long-term debt	3,039	—	—	—	3,039
Intercompany payables	402,118	—	69,172	(471,290)	—
Other current liabilities	284,922	5,289	114,877	3,976	409,064
Total current liabilities	747,210	5,289	205,556	(467,314)	490,741
Long-term debt, net of current portion	595,694	—	—	—	595,694
Other non-current liabilities	101,374	—	45,699	—	147,073
Total liabilities	1,444,278	5,289	251,255	(467,314)	1,233,508
Total stockholders’ equity	2,344,329	557,658	511,393	(1,069,051)	2,344,329
Total liabilities and stockholders’ equity	$3,788,607	$562,947	$762,648	$(1,536,365)	$3,577,837

The following is the condensed consolidating balance sheet as of October 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$396,710	$9,301	$580,986	$—	$986,997
Accounts receivable, net	159,436	328	89,834	—	249,598
Inventories	40,072	—	5,272	—	45,344
Intercompany receivables	—	464,443	—	(464,443)	—
Other current assets	127,709	7	11,395	1,753	140,864
Total current assets	723,927	474,079	687,487	(462,690)	1,422,803
Property and equipment, net	457,054	567	15,319	—	472,940
Investment in subsidiaries	1,026,247	—	—	(1,026,247)	—
Other non-current assets	1,626,031	95,624	3,993	—	1,725,648
Total assets	$3,833,259	$570,270	$706,799	$(1,488,937)	$3,621,391
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,190	$28	$20,000	$—	$88,218
Current portion of long-term debt	2,996	—	—	—	2,996
Intercompany payables	409,590	—	54,853	(464,443)	—
Other current liabilities	335,261	7,075	125,360	1,753	469,449
Total current liabilities	816,037	7,103	200,213	(462,690)	560,663
Long-term debt, net of current portion	596,208	—	—	—	596,208
Other non-current liabilities	74,201	—	43,506	—	117,707
Total liabilities	1,486,446	7,103	243,719	(462,690)	1,274,578
Total stockholders’ equity	2,346,813	563,167	463,080	(1,026,247)	2,346,813
Total liabilities and stockholders’ equity	$3,833,259	$570,270	$706,799	$(1,488,937)	$3,621,391

The following is the condensed consolidating statement of operations for the three months ended January 25, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$323,116	$799	$240,620	$—	$564,535
Intercompany revenues	6,393	—	3,541	(9,934)	—
Total net revenues	329,509	799	244,161	(9,934)	564,535
Cost of revenues	120,632	6,616	63,123	1,494	191,865
Intercompany cost of revenues	(15,174)	—	25,108	(9,934)	—
Total cost of revenues	105,458	6,616	88,231	(8,440)	191,865
Gross margin (loss)	224,051	(5,817)	155,930	(1,494)	372,670
Operating expenses	192,196	6,658	53,820	(1,494)	251,180
Intercompany operating expenses (income)	(43,164)	(7,092)	50,256	—	—
Total operating expenses	149,032	(434)	104,076	(1,494)	251,180
Income (loss) from operations	75,019	(5,383)	51,854	—	121,490
Other expense	(10,392)	(126)	(14)	—	(10,532)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	64,627	(5,509)	51,840	—	110,958
Income tax expense	28,431	—	1,643	—	30,074
Equity in net earnings (losses) of subsidiaries	44,689	—	—	(44,689)	—
Net income (loss)	$80,885	$(5,509)	$50,197	$(44,689)	$80,884

The following is the condensed consolidating statement of operations for the three months ended January 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$363,055	$1,067	$224,607	$—	$588,729
Intercompany revenues	9,781	—	3,355	(13,136)	—
Total net revenues	372,836	1,067	227,962	(13,136)	588,729
Cost of revenues	136,622	10,564	65,565	2,053	214,804
Intercompany cost of revenues	(9,119)	—	22,255	(13,136)	—
Total cost of revenues	127,503	10,564	87,820	(11,083)	214,804
Gross margin (loss)	245,333	(9,497)	140,142	(2,053)	373,925
Operating expenses	213,763	10,821	58,103	(2,053)	280,634
Intercompany operating expenses (income)	(32,604)	(6,831)	39,435	—	—
Total operating expenses	181,159	3,990	97,538	(2,053)	280,634
Income (loss) from operations	64,174	(13,487)	42,604	—	93,291
Other income (expense)	(25,931)	(94)	114	(391)	(26,302)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	38,243	(13,581)	42,718	(391)	66,989
Income tax expense	85,852	—	2,392	—	88,244
Equity in net earnings (losses) of subsidiaries	26,744	—	—	(26,744)	—
Net income (loss)	$(20,865)	$(13,581)	$40,326	$(27,135)	$(21,255)

The following is the condensed consolidating statement of comprehensive income (loss) for the three months ended January 25, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$80,885	$(5,509)	$50,197	$(44,689)	$80,884
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(924)	—	(924)
Net gains reclassified into earnings	—	—	(31)	—	(31)
Net unrealized losses on cash flow hedges	—	—	(955)	—	(955)
Foreign currency translation adjustments	(63)	171	(931)	—	(823)
Total other comprehensive income (loss)	(63)	171	(1,886)	—	(1,778)
Total comprehensive income (loss)	$80,822	$(5,338)	$48,311	$(44,689)	$79,106

The following is the condensed consolidating statement of comprehensive income (loss) for the three months ended January 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(20,865)	$(13,581)	$40,326	$(27,135)	$(21,255)
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(76)	—	(76)
Net gains reclassified into earnings	—	—	(179)	—	(179)
Net unrealized losses on cash flow hedges	—	—	(255)	—	(255)
Foreign currency translation adjustments	398	—	(778)	—	(380)
Total other comprehensive income (loss)	398	—	(1,033)	—	(635)
Total comprehensive income (loss)	$(20,467)	$(13,581)	$39,293	$(27,135)	$(21,890)

The following is the condensed consolidating statement of cash flows for the three months ended January 25, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$53,429	$(628)	$56,668	$—	$109,469
Cash flows from investing activities:
Purchases of property and equipment	(10,816)	—	(2,150)	—	(12,966)
Proceeds from sale of network adapter business	3,081	—	6,914	—	9,995
Proceeds from collection of note receivable	250	—	—	—	250
Net cash provided by (used in) investing activities	(7,485)	—	4,764	—	(2,721)
Cash flows from financing activities:
Payment of principal related to capital leases	(608)	—	—	—	(608)
Common stock repurchases	(140,380)	—	—	—	(140,380)
Proceeds from issuance of common stock	32,410	—	—	—	32,410
Excess tax benefits from stock-based compensation	14,335	—	—	—	14,335
Net cash used in financing activities	(94,243)	—	—	—	(94,243)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(815)	—	(815)
Net increase (decrease) in cash and cash equivalents	(48,299)	(628)	60,617	—	11,690
Cash and cash equivalents, beginning of period	396,710	9,301	580,986	—	986,997
Cash and cash equivalents, end of period	$348,411	$8,673	$641,603	$—	$998,687

The following is the condensed consolidating statement of cash flows for the three months ended January 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$12,204	$2,496	$44,790	$—	$59,490
Cash flows from investing activities:
Purchases of property and equipment	(17,532)	(23)	(931)	—	(18,486)
Net cash acquired (paid) in connection with acquisition	(44,769)	140	—	—	(44,629)
Net cash used in investing activities	(62,301)	117	(931)	—	(63,115)
Cash flows from financing activities:
Proceeds from senior unsecured notes	296,250	—	—	—	296,250
Payment of principal related to capital leases	(484)	—	—	—	(484)
Common stock repurchases	(47,530)	—	—	—	(47,530)
Proceeds from issuance of common stock	23,812	—	—	—	23,812
Excess tax benefits from stock-based compensation	2,192	—	—	—	2,192
Increase in restricted cash	(300,000)	—	—	—	(300,000)
Net cash used in financing activities	(25,760)	—	—	—	(25,760)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(225)	—	(225)
Net increase (decrease) in cash and cash equivalents	(75,857)	2,613	43,634	—	(29,610)
Cash and cash equivalents, beginning of period	284,466	680	428,080	—	713,226
Cash and cash equivalents, end of period	$208,609	$3,293	$471,714	$—	$683,616

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on December 16, 2013. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” below.

Overview
We are a leading supplier of networking equipment and software for businesses and organizations of many types and sizes. Our end customers include global enterprises that use our products and services as part of their communications infrastructure, and service providers such as telecommunication firms, cable operators and mobile carriers who use our products and services as part of their production operations. Our products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturer (“OEM”) partners, distributors, systems integrators, value-added resellers, and directly to end users by our sales force. Our business model is focused on two key markets: our Storage Area Networking (“SAN”) business, where we offer Fibre Channel (“FC”) SAN backbones, directors, fixed form factor switches and embedded switches, and our Internet Protocol (“IP”) Networking business, where we offer IP routers, Ethernet switches, network security and monitoring, as well as products used to manage application delivery. Our IP products are available in modular, fixed, and virtualized or software form factors and can be deployed in both traditional network designs and full-featured Ethernet fabrics. We also provide product-related customer support and services.
We expect growth opportunities in the SAN market over time to be driven by key customer Information Technology (“IT”) initiatives such as server virtualization, enterprise mobility, data center consolidation, and migration to higher performance technologies, such as solid state storage and cloud computing initiatives. Our IP Networking business strategies are intended to increase new customer accounts and expand our market share through product innovation, such as our Ethernet fabric and software-defined networking (“SDN”) products, and the development of and expansion of our routes to market. The success of Ethernet fabrics, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures and our future success in this area would be negatively impacted if this technological transition does not occur at the anticipated rate or at all. While our SDN revenues have not been material to date, customer interest in SDN is very high and we believe that customers prefer to buy networking products from suppliers that offer a portfolio of solutions that address both their current and future needs. We plan to continue to support our SAN and IP Networking growth plans by continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging technologies, new product introductions, and enhancing our existing partnerships and forming new ones through our various distribution channels.
In the second quarter of fiscal year 2013, we announced that we were making certain changes in our strategic direction by focusing on key technology segments, such as our SAN fabrics, Ethernet fabrics and software networking products, for the data center. As part of this change in focus, we reduced our cost of revenues and other operating expenses by $100 million on an annualized basis when comparing the first quarter of fiscal year 2014 to the first quarter of fiscal year 2013. We achieved our targeted cost reduction opportunities ahead of our previously announced schedule by focusing on the optimization of discretionary spending and rebalancing personnel resources. We previously disclosed that this change in focus will also result in a rebalancing of resources away from certain non-key areas of our business and has impacted our ability to generate revenue from certain products, markets, geographies and customers. As a part of this rebalancing, we divested our network adapter business which, combined with actions taken through the first quarter of fiscal year 2014, we believe will cause our annualized revenues to be lower by approximately $60 million compared with fiscal year 2013. Revenue for the first quarter of fiscal year 2014 was approximately $5 million lower compared with the first quarter of fiscal year 2013. This change in focus may also lower our revenue in the near term. As additional actions are taken, we project an additional reduction of $20 million to $40 million on an annualized basis compared with fiscal year 2013.
We continue to face multiple challenges, including aggressive price discounting from competitors, new product introductions from competitors, rapid adoption of new technologies by customers, an uneven recovery in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as uncertain federal government spending in the United States. We are also cautious about the stability and health of certain international markets, including China, and current global and country-specific dynamics, including inflationary risks in China and the continuing sovereign debt risk, particularly in Europe. These factors may impact our business and that of our partners. While the diversified portfolio of products that we offer helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long term, it is difficult for us to offset short-term reductions in IT spending, which may adversely affect our financial results and stock price.
We expect the number of SAN and IP Networking products we ship to fluctuate depending on the demand for our existing and recently introduced products, and sales support for our products from our distribution and resale partners, as well as the timing of product transitions by our OEM partners. The average selling prices per port for our SAN and IP Networking products have typically declined over time, unless impacted favorably by a new product introduction or mix, and will likely decline in the future.
Our plans for our operating cash flows are to provide liquidity for operations, to repurchase our stock to reduce the dilutive effects of our equity award programs and, from time to time, we may also opportunistically repurchase our stock under our previously announced stock repurchase programs. In September 2013, we announced our intent to return at least 60% of our adjusted free cash flow, which we define as operating cash flow adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditure, to investors in the form of share repurchase or other alternatives such as a dividend. In addition, we may use our operating cash flows to strengthen our networking portfolios through acquisitions and strategic investments.

Results of Operations
Our results of operations for the three months ended January 25, 2014, and January 26, 2013, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products, and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 25, 2014	% of Net Revenues	January 26, 2013	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$355,456	63.0%	$361,734	61.4%	$(6,278)	(1.7)%
IP Networking Products	119,749	21.2%	140,513	23.9%	(20,764)	(14.8)%
Global Services	89,330	15.8%	86,482	14.7%	2,848	3.3%
Total net revenues	$564,535	100.0%	$588,729	100.0%	$(24,194)	(4.1)%
The decrease in total net revenues for the three months ended January 25, 2014, compared with the three months ended January 26, 2013, reflects lower sales of our SAN and IP Networking products, partially offset by higher sales of our Global Services offerings, as further described below.

•
The decrease in SAN product revenues was caused by a decrease in director and switch product revenues due to weaker demand from certain of our OEMs. We continue to maintain a positive view of the long-term SAN market despite a soft storage market in the near term. The decrease in SAN director and switch product revenues was partially offset by the continued strong growth in sales of our Gen 5 Fibre Channel products, as well as the increase in sales of our embedded switches. Our average selling price per port decreased by 4.2% during the three months ended January 25, 2014, as compared with the same period in the prior year, which was partially offset by the 2.6% increase in the number of ports shipped during the same period, resulting in lower SAN product revenues in the three months ended January 25, 2014;

•
The decrease in IP Networking product revenues primarily reflects lower revenues from our Ethernet switch, IP routing and application delivery products. Based on our analysis of the information we collect in our sales management system, we estimate that revenues from our U.S. Federal government and enterprise end customers have decreased for the three months ended January 25, 2014, compared with the three months ended January 26, 2013. The decrease in revenues from our U.S. Federal government and enterprise end customers is due to the current challenging Federal budget environment and due to lower demand in the United States and Japan. As the percentage of our IP Networking products being sold through two-tier distribution has increased, it has become increasingly difficult to quantify our revenues by end customer, and, therefore, these results are based solely on our estimates; and

•
The increase in Global Services revenues was primarily attributable to an increase in the sales of initial support contracts and renewal support contracts for both our SAN products and IP Networking products, partially offset by a decrease in professional services revenues in the United States region.

Our total net revenues by geographic area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 25, 2014	% of Net Revenues	January 26, 2013	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$323,915	57.4%	$364,052	61.8%	$(40,137)	(11.0)%
Europe, the Middle East and Africa (1)	157,928	28.0%	142,418	24.2%	15,510	10.9%
Asia Pacific	51,056	9.0%	47,051	8.0%	4,005	8.5%
Japan	20,080	3.6%	25,479	4.3%	(5,399)	(21.2)%
Canada, Central and South America	11,556	2.0%	9,729	1.7%	1,827	18.8%
Total net revenues	$564,535	100.0%	$588,729	100.0%	$(24,194)	(4.1)%

(1)	Includes net revenues of $103.0 million and $84.0 million for the three months ended January 25, 2014, and the three months ended January 26, 2013, respectively, relating to the Netherlands.
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
International revenues for the three months ended January 25, 2014, increased as a percentage of total net revenues compared with the three months ended January 26, 2013, primarily due to a shift in the mix of SAN product sales to certain of our OEM partners from the United States region to the Europe, Middle East, and Africa regions.
A significant portion of our revenues are concentrated among a relatively small number of OEM customers. For the three months ended January 25, 2014, four customers accounted for 18%, 18%, 11%, and 10%, respectively, of our total net revenues for a combined total of 57% of total net revenues. For the three months ended January 26, 2013, three customers accounted for 18%, 18%, and 10%, respectively, of our total net revenues for a combined total of 46% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. Federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of, these customers could seriously harm our financial condition and results of operations.
Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 25, 2014	% of Net Revenues	January 26, 2013	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$262,515	73.9%	$264,781	73.2%	$(2,266)	0.7%
IP Networking Products	59,063	49.3%	63,091	44.9%	(4,028)	4.4%
Global Services	51,092	57.2%	46,053	53.3%	5,039	3.9%
Total gross margin	$372,670	66.0%	$373,925	63.5%	$(1,255)	2.5%
Gross margin percentage by reportable segment increased for the three months ended January 25, 2014, compared with the three months ended January 26, 2013, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased due to a 0.7% decrease in manufacturing overhead costs primarily due to lower headcount and lower outside services spending, and a 0.3% decrease in amortization of SAN-related intangible assets, in each case, relative to net revenues. These decreases were partially offset by a 0.3% increase in product costs relative to net revenues;

•
IP Networking gross margins relative to net revenues increased primarily due to a 3.2% decrease in product costs, which is mainly attributable to a more favorable mix of IP Networking products as well as product cost reductions resulting from our ongoing initiatives, and a 1.5% decrease in amortization of IP Networking-related intangible assets, in each case, relative to net revenues; and

•
Global Services gross margins relative to net revenues increased primarily due to a 3.4% decrease in service and support costs relative to net revenues, primarily due to a decrease in period costs resulting from lower scrap and rework expenses for the three months ended January 25, 2014. The decrease in service and support costs relative to net revenues was also due to lower legal, IT and facilities expenses allocated to Global Services.

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
R&D expenses are summarized as follows (in thousands, except percentages):

	January 25, 2014		January 26, 2013
Research and development expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$87,156	15.4%	$97,690	16.6%	$(10,534)	(10.8)%
R&D expenses decreased for the three months ended January 25, 2014, compared with the three months ended January 26, 2013, due to the following (in thousands):

Increase (Decrease)
Engineering expense	$(2,947)
Expenses related to legal, IT, facilities and other shared functions	(2,851)
Outside services expense	(2,480)
Engineering equipment expense	(1,187)
Various individually insignificant items	(1,069)
Total change	$(10,534)
Engineering expense decreased primarily due to lower engineering spending related to new product development and lower prototype costs for the three months ended January 25, 2014. Expenses related to legal, IT, facilities and other shared functions allocated to research and development activities decreased primarily due to decreased costs with respect to IT-related projects and facilities costs as part of our spending reduction plan, as well as lower legal expense resulting from the settlement of litigation matters during fiscal year 2013. In addition, outside services expense decreased primarily due to a reduction of third-party expense in engineering development and lower product certification expense for the three months ended January 25, 2014. Engineering equipment expense decreased for the three months ended January 25, 2014, primarily due to the write-off of equipment in the first quarter of fiscal year 2013.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and expenses related to legal, IT, facilities and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	January 25, 2014		January 26, 2013
Sales and marketing expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$132,665	23.5%	$149,011	25.3%	$(16,346)	(11.0)%

Sales and marketing expenses decreased for the three months ended January 25, 2014, compared with the three months ended January 26, 2013, due to the following (in thousands):

Increase (Decrease)
Salaries and other compensation	$(5,981)
Expenses related to legal, IT, facilities and other shared functions	(4,576)
Outside services and other marketing expense	(4,391)
Stock-based compensation expense	(1,380)
Various individually insignificant items	(18)
Total change	$(16,346)
Salaries and other compensation decreased primarily due to decreased headcount, which also resulted in lower variable compensation and commissions. Expenses related to legal, IT, facilities and other shared functions allocated to sales and marketing activities decreased primarily due to decreased costs with respect to IT-related projects and facilities costs as part of our spending reduction plan, as well as lower legal expense resulting from the settlement of litigation matters during fiscal year 2013. Outside services and other marketing expense decreased primarily due to less spending on advertising, as well as on conferences and trade shows, in the three months ended January 25, 2014. Stock-based compensation expense decreased primarily due to a decline in the Employee Stock Purchase Plan expense resulting from the full amortization of expense related to purchase periods, within the ongoing offering periods, that have already ended prior to the first quarter of fiscal year 2014, as well as due to certain executive departures in fiscal year 2013 (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of compensation and related expenses for corporate management, finance and accounting, human resources, legal, IT, facilities and investor relations, as well as recruiting expenses, professional fees, and other corporate expenses.
G&A expenses are summarized as follows (in thousands, except percentages):

	January 25, 2014		January 26, 2013
General and administrative expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$20,143	3.6%	$19,077	3.2%	$1,066	5.6%
G&A expenses increased for the three months ended January 25, 2014, compared with the three months ended January 26, 2013, due to the following (in thousands):

Increase (Decrease)
Stock-based compensation expense	$1,971
The increase in G&A expenses was partially offset by a decrease in:
Various individually insignificant items	(905)
Total change	$1,066
Stock-based compensation expense increased primarily due to an increase in the grant date per-unit fair values of restricted stock units granted to employees in recent quarters, as well as due to an increase in stock option grants made in fiscal year 2013 (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).
Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	January 25, 2014		January 26, 2013
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$9,883	1.8%	$14,856	2.5%	$(4,973)	(33.5)%
The decrease in amortization of intangible assets for the three months ended January 25, 2014, compared with the three months ended January 26, 2013, was primarily due to the completion of amortization of certain of our intangible assets.

Restructuring and other costs. Restructuring and other costs are summarized as follows (in thousands, except percentages):

	January 25, 2014		January 26, 2013
Restructuring and other costs:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$6,217	1.1%	$—	—%	$6,217	*

* Not meaningful
In May 2013, we announced that we were making certain changes in our strategic direction by focusing on key technology segments, such as our SAN fabrics, Ethernet fabrics and software networking products, for the data center. As a result, during the fiscal year ended October 26, 2013, we reevaluated our business model to restructure certain business operations, reorganize certain business units, and reduce our operating expense structure. In connection with this restructuring plan, we incurred restructuring charges and other costs primarily related to severance and benefits charges and lease loss reserve and related costs. We substantially completed the restructuring plan by the end of the first quarter of fiscal year 2014.
Restructuring and other costs for the three months ended January 25, 2014, were primarily due to $8.0 million in estimated lease loss reserve and related costs recorded during the three months ended January 25, 2014, partially offset by $1.8 million in reversal of severance and benefits charges due to actual cash payments made during the three months ended January 25, 2014, being lower than originally estimated (see Note 7, “Restructuring and Other Costs,” of the Notes to Condensed Consolidated Financial Statements).
As a result of the completion of our restructuring plan and other related spending changes, our cost of revenues and other operating expenses have been reduced by more than $100 million on an annualized basis relative to cost of revenues and other operating expenses incurred during the first quarter of fiscal year 2013. We anticipate that these savings will carry over into future periods; however, actual savings realized may differ if our assumptions are incorrect or if other unanticipated events occur. Savings may also be offset, or additional expenses incurred, if, and when, we make additional investments in new technologies or solutions related to our strategy in the future, or if we decide to strengthen our networking portfolios through acquisitions and strategic investments.
The change in focus announced in May 2013 has also resulted in a rebalancing of resources away from certain non-key areas of our business and has impacted our ability to generate revenue from certain products, markets, geographies and customers. As a part of this rebalancing, we divested our network adapter business which, combined with actions taken through the first quarter of fiscal year 2014, we believe will cause our annualized revenues to be lower by approximately $60 million compared with fiscal year 2013. This change in focus may also lower our revenue in the near term. As additional actions are taken, we project an additional reduction of $20 million to $40 million on an annualized basis compared with fiscal year 2013.
We did not incur any restructuring and other costs during the three months ended January 26, 2013.
Gain on sale of network adapter business. During the three months ended January 25, 2014, a gain of $4.9 million was recorded in connection with the sale of our network adapter business to Qlogic Corporation (“QLogic”) (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements). We did not sell any components of our business during the three months ended January 26, 2013.
Interest expense. Interest expense primarily represents the interest cost associated with our senior secured notes and senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	January 25, 2014		January 26, 2013
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	(Increase)/ Decrease	% Change
Three months ended	$(9,196)	(1.6)%	$(26,368)	(4.5)%	$17,172	(65.1)%
Interest expense decreased for the three months ended January 25, 2014, compared with the three months ended January 26, 2013, primarily due to the $15.3 million expense that we recorded in the first quarter of fiscal year 2013, for the call premium, debt issuance costs and original issue discount relating to the redemption of the 6.625% senior secured notes due (the “2018 Notes”), in accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest cost accounting, (additionally, see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).

The decrease in interest expense was also due to the refinancing of the 2018 Notes to a lower interest rate. In January 2013, we issued $300.0 million in aggregate principal amount of 4.625% Senior Notes due 2023 (the “2023 Notes”) in a private placement (the “Offering”). The proceeds from the Offering, together with cash on hand, were used on February 21, 2013, to redeem all of the outstanding 2018 Notes, which had a higher interest rate. The transactions are described further below in “Liquidity and Capital Resources.”
Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	January 25, 2014		January 26, 2013
Interest and other income (loss), net:	Loss	% of Net Revenues	Income	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(1,336)	(0.2)%	$66	—%	$(1,402)	*

* Not meaningful
Interest and other income (loss), net, for the three months ended January 25, 2014, were primarily related to the loss on the sale of certain property and equipment for the period, and were immaterial for the three months ended January 26, 2013.
Income tax expense. Income tax expense and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended
	January 25, 2014	January 26, 2013
Income tax expense	$30,074	$88,244
Effective tax rate	27.1%	131.7%
In general, our provision for income taxes differs from tax computed at the U.S. federal statutory tax rate of 35% due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits.
The lower effective tax rate for the three months ended January 25, 2014, compared with the same period in fiscal year 2013, was primarily due to the effects of earnings in foreign jurisdictions taxed at rates lower than the U.S. federal statutory tax rate, partially offset by an increase in reserves related to transfer pricing and lower benefit from the federal research and development tax credit that expired on December 31, 2013 (additionally, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). In addition, the effective tax rate for the three months ended January 26, 2013, was higher than the federal statutory tax rate of 35% primarily due to a discrete charge of $78.2 million to reduce our previously recognized California deferred tax assets as a result of a change in California tax law. This charge was partially offset by the effect of change in foreign earnings, discrete benefits from reserve releases resulting from audit settlements, and an increase in the federal research and development tax credit that was reinstated on January 2, 2013, for calendar year 2013 and made retroactive to January 1, 2012.
Based on our fiscal year 2014 financial forecast, we expect our effective tax rate in fiscal year 2014 to be lower than fiscal year 2013. Factors such as the mix of IP Networking versus SAN products and domestic versus international profits affect our tax expense. As estimates and judgments are used to project such domestic and international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Our income tax provision could change from either effects of changing tax laws and regulations or differences in international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM and channel partners. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities due to their inherent uncertainty. Such settlements have in the past and could in the future materially impact our tax expense. Given that the tax rate is affected by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
The Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. The IRS is currently examining our federal tax returns for fiscal years 2009 and 2010. In addition, we are in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. We believe that, before the end of fiscal year 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate the range of potential decreases in underlying uncertain tax positions is between $0 and $4.6 million in the next twelve months. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.
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

Liquidity and Capital Resources

	January 25, 2014	October 26, 2013	Increase/ (Decrease)
	(In thousands)
Cash and cash equivalents	$998,687	$986,997	$11,690
Percentage of total assets	28%	27%
We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, the timing and amount of tax, and other payments or receipts. For additional discussion, see “Part II—Other Information, Item 1A. Risk Factors.”
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

Financial Condition
Cash and cash equivalents as of January 25, 2014, increased by $11.7 million over the balance as of October 26, 2013, primarily due to the cash generated from operations, proceeds from the issuance of our common stock in connection with employee participation in our equity compensation plans, as well as proceeds from the sale of our network adapter business, partially offset by the cash used for the purchases of property and equipment and the repurchase of outstanding shares of our common stock.
In September 2013, we announced our intent to return at least 60% of our adjusted free cash flow to investors in the form of share repurchase or other alternatives such as a dividend.
Net proceeds from the issuance of common stock in connection with employee participation in our equity compensation plans have historically been a significant component of our liquidity. The extent to which we receive proceeds from these plans can increase or decrease based upon changes in the market price of our common stock, from the amount of awards granted to employees and from the types of awards that are granted to employees. For example, a change in the mix of granted restricted stock unit and stock option awards towards granting less of stock option awards reduces the net proceeds from the issuance of common stock in connection with employee participation in our equity compensation plans. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in equity compensation plans will vary.
A majority of our accounts receivable balance is derived from sales to our OEM partners. As of January 25, 2014, two customers individually accounted for 18% and 11% of total accounts receivable, for a combined total of 29% of total accounts receivable. As of October 26, 2013, four customers individually accounted for 18%, 12%, 11%, and 11% of total accounts receivable, for a combined total of 52% of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Three Months Ended January 25, 2014, Compared to Three Months Ended January 26, 2013
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities increased by $50.0 million primarily due to increased accounts receivable collections and decreased payments with respect to accrued employee incentive compensation, partially offset by increased excess tax benefits from stock-based compensation. The first quarter of fiscal year 2014 only includes a semi-annual payout of the employee incentive compensation for the second half of fiscal year 2013. The first quarter of fiscal year 2013 includes an annual payout of the employee incentive compensation for fiscal year 2012.
Investing Activities. Net cash used in investing activities decreased by $60.4 million. The decrease was primarily due to no acquisitions made during the first quarter of fiscal year 2014, as compared to the $44.6 million of cash used for the Vyatta acquisition during the first quarter of fiscal year 2013. The decrease was also due to cash received from QLogic for the purchase of our network adapter business during the first quarter of fiscal year 2014, as well as lower capital expenditures during the three months ended January 25, 2014.
Financing Activities. Net cash used in financing activities increased by $68.5 million. The increase was primarily due to higher repurchases of our Company’s stock, partially offset by higher proceeds from the issuance of common stock during the three months ended January 25, 2014, as well as higher excess tax benefits from stock-based compensation.

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
Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered to be indefinitely reinvested outside of the U.S. We intend to reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the U.S. for an indefinite period of time.
Our existing cash and cash equivalents totaled $998.7 million as of January 25, 2014. Of this amount, approximately 64% was held by our foreign subsidiaries. We do not currently anticipate a need for these funds held by our foreign subsidiaries for our domestic operations and our intent is to permanently reinvest such funds outside of the United States. Under current tax laws and regulations, if these funds are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Secured Credit Facility. In October 2008, we entered into a credit agreement for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (the “Senior Secured Credit Facility”). The credit agreement was subsequently amended in January 2010, June 2011, and October 2013 to, among other things, provide us with greater operating flexibility, reduce interest rates on the term loan facility, reduce interest rates and fees on the revolving credit facility and extend the maturity date of the revolving credit facility to April 7, 2014 (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).

We prepaid the term loan in full in the fourth quarter of fiscal year 2012, and there were no principal amounts or commitments outstanding under the term loan facility as of either January 25, 2014, and October 26, 2013. We have the following amount available for borrowing under the Senior Secured Credit Facility for ongoing working capital and other general corporate purposes, if needed, as of January 25, 2014 (in thousands):

	Original Amount Available	January 25, 2014
		Used	Available
Revolving credit facility	$125,000	$—	$125,000
Senior Secured Notes. In January 2010, we issued $300.0 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300.0 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”) (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). We used the proceeds to pay down a substantial portion of the outstanding term loan, and to retire the convertible subordinated debt due on February 15, 2010, which had been assumed in connection with our acquisition of McDATA Corporation. The 2018 Notes were redeemed in the second quarter of fiscal year 2013 as described further below.
Senior Unsecured Notes. In January 2013, we issued $300.0 million in aggregate principal amount of the 2023 Notes. We used the proceeds and cash on hand to redeem all of the outstanding 2018 Notes in the second quarter of fiscal year 2013 as described in Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit-related recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. No trade receivables were sold under our factoring facility during the three months ended January 25, 2014, and the three months ended January 26, 2013.
Under the terms of the factoring agreement, the total and available amounts of the factoring facility as of January 25, 2014, were $50.0 million.
Covenant Compliance.
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
These covenants are subject to a number of other limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2023 Indenture as of January 25, 2014.
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

These covenants are subject to a number of limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2020 Indenture as of January 25, 2014. The 2018 Indenture was discharged as of January 22, 2013 (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Prior to discharge, the 2018 Indenture contained substantially similar covenants and events of default to those in the 2020 Indenture. The Company was in compliance with all applicable covenants of the 2018 Indenture as of the date of discharge.
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
Senior Secured Credit Facility Covenants. The credit agreement governing the Senior Secured Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable Senior Secured Credit Facility’s covenants as of January 25, 2014.
Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the credit agreement, is used to determine the Company’s compliance with certain covenants in the Senior Secured Credit Facility. Consolidated EBITDA is defined as:

•	Consolidated net income;
Plus:

•	Consolidated interest charges;

•	Provision for federal, state, local and foreign income taxes;

•	Depreciation and amortization expense;

•	Fees, costs and expenses incurred on or prior to the closing date of the Foundry acquisition in connection with the acquisition and the financing thereof;

•	Any cash restructuring charges and integration costs in connection with the Foundry acquisition, in an aggregate amount not to exceed $75.0 million;

•	Approved non-cash restructuring charges incurred in connection with the Foundry acquisition and the financing thereof;

•	Other non-recurring expenses reducing consolidated net income that do not represent a cash item in such period or future periods;

•	Any non-cash stock-based compensation expense; and

•	Legal fees associated with the indemnification obligations for the benefit of former officers and directors in connection with Brocade’s historical stock option litigation;
Minus:

•	Federal, state, local and foreign income tax credits; and

•	All non-cash items increasing consolidated net income.
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
Consolidated fixed charges, as defined in the credit agreement, are comprised of the following:

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

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of January 25, 2014 (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Senior secured notes due 2020 (1)	$423,750	$20,625	$41,250	$41,250	$320,625
Senior unsecured notes due 2023 (1)	420,987	13,875	27,750	27,750	351,612
Non-cancellable operating leases (2)	66,121	16,641	32,718	10,535	6,227
Non-cancellable capital leases	4,198	3,215	983	—	—
Purchase commitments, gross (3)	176,562	176,562	—	—	—
Total contractual obligations	$1,091,618	$230,918	$102,701	$79,535	$678,464
Other Commitments:
Standby letters of credit	$218	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$120,183	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $21.0 million, which consists of $5.3 million to be received in less than one year, $13.9 million to be received in one to three years, and $1.7 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued $3.5 million for estimated purchase commitments that we do not expect to consume in normal operations within the next twelve months, in accordance with our policy.

(4)	As of January 25, 2014, we had a gross liability for unrecognized tax benefits of $117.7 million and a net accrual for the payment of related interest and penalties of $2.5 million.
Share Repurchase Program. As of January 25, 2014, our Board of Directors had authorized a total of $2.0 billion for the repurchase of our common stock since the inception of the program in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock and other factors, including alternative investment opportunities. For the three months ended January 25, 2014, we repurchased 16.7 million shares for an aggregate purchase price of $140.4 million. Approximately $859.6 million remained authorized for future repurchases under this program as of January 25, 2014. Subsequent to January 25, 2014, and through the date of the filing of this Quarterly Report on Form 10-Q, we repurchased 3.3 million shares of our common stock for an aggregate purchase price of $31.0 million. We are subject to certain covenants relating to our borrowings that may potentially restrict the amount of our Company’s shares that we can repurchase. As of January 25, 2014, we were in compliance with all covenants.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of January 25, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended January 25, 2014, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 26, 2013.
Impairment of Goodwill and Other Indefinite-Lived Intangible Assets.
Goodwill and other indefinite-lived intangible assets are generated as a result of business combinations. Our indefinite-lived assets are comprised of acquired in-process research and development (“IPRD”) and goodwill.
IPRD Impairment Testing. IPRD is an intangible asset accounted as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. During the development period, we conduct our IPRD impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPRD is impaired. Events that might indicate impairment include, but are not limited to, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on us and our customer base, and/or other relevant events such as changes in management, key personnel, litigations, or customers. Our ongoing consideration of all of these factors could result in IPRD impairment charges in the future, which could adversely affect our net income. We will perform our next annual IPRD impairment test using measurement data as of the first day of the second fiscal quarter of 2014.
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
Goodwill Impairment Testing. We conduct our goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events occur or facts and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events that might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period. Our ongoing consideration of all of these factors could result in goodwill impairment charges in the future, which could adversely affect our net income. Consistent with prior years, we will perform our next annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2014.
Our last annual goodwill impairment test was performed as of the first day of the second fiscal quarter of 2013. We use the income approach, the market approach, or a combination thereof, in testing goodwill for impairment for each reporting unit, which we have determined to be at the operating segment level. The reporting units are determined by the components of our operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. Our four reporting units are: Storage Area Networking (“SAN”) Products; Ethernet Switching & Internet Protocol (“IP”) Routing, which includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 products; Application Delivery Products (“ADP”), which includes OSI Layer 4-7 products; and Global Services.
We perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net asset values. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is below the reporting unit’s carrying value, then the second step is required to measure the amount of potential impairment.

The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the relevant acquisition accounting guidance, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.
To determine the reporting unit’s fair values, we use the income approach, the market approach, or a combination thereof. The income approach provides an estimate of fair value based on discounted expected future cash flows. The market approach provides an estimate of the fair value of our four reporting units applying various observable market-based multiples to the reporting unit’s operating results and then applying an appropriate control premium.
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
Based on the results of our step-one analysis, we believe that all our reporting units pass the step-one test and no further testing is required. However, because some of the inherent assumptions and estimates used in determining the fair value of these reportable segments are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The sensitivity analysis below quantifies the impact of key assumptions on certain reporting units’ fair value estimates. The principal key assumptions impacting our estimates were (i) discount rates and (ii) discounted cash flow (“DCF”) terminal value multipliers. As the discount rates ultimately reflect the risk of achieving reporting units’ revenue and cash flow projections, we determined that a separate sensitivity analysis for changes in revenue and cash flow projections is not meaningful or useful.
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
The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of the Ethernet Switching & IP Routing reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)
Discount rate	±1%	$(27) - 28	$64 - 119
DCF terminal value multiplier	±0.5x	$(40) - 40	$51 - 131
The following table summarizes the approximate impact that a change in principal key assumptions would have on the estimated fair value of the ADP reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)
Discount rate	±1%	$(4) – 4	$11 – 19
DCF terminal value multiplier	±0.5x	$(4) – 4	$11 – 19

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
The Company did not have any material investments or borrowings as of January 25, 2014, that were sensitive to changes in interest rates.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the three months ended January 25, 2014, were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. As such, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of January 25, 2014, we held $89.1 million in gross notional amount of cash flow derivative instruments. The maximum length of time over which we are hedged as of January 25, 2014, is through October 8, 2014.
We have performed a sensitivity analysis as of January 25, 2014, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on January 25, 2014. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of January 25, 2014.
Equity Price Risk
We had no investments in publicly traded equity securities as of January 25, 2014. The aggregate cost of our equity investments in non-publicly traded companies was $7.7 million as of January 25, 2014. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On January 24, 2014, the last business day of our first fiscal quarter of 2014, the last reported sale price of our common stock on the NASDAQ Global Select Market was $9.40 per share.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 25, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including claims of alleged infringement of patents and/or other intellectual property rights and commercial and employment contract disputes. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized.

Item 1A. Risk Factors

Intense competition or consolidation and emergence of new technology options in networking solutions could prevent Brocade from increasing or maintaining revenue, profitability, and cash flows with respect to its networking solutions.

The networking market is highly competitive and is in a state of transformation with new competitors entering the market offering products based on emerging technologies such as software networking, virtualization, and infrastructure-as-a-service. While Cisco Systems, Inc. (“Cisco”) maintains a dominant position in the IP networking market, networking customers today have more choices in both traditional and emerging networking solutions from new competitors such as VMware, Inc. (“VMware”) and Plexxi, Inc. (“Plexxi”).
Further, the traditional networking market in recent years has seen increased competition as companies, such as Dell Inc. (“Dell”) and Hewlett-Packard Company (“HP”), have strengthened their networking portfolios through acquisitions. These companies have longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases. Their business may have better economies of scale and therefore, they could also adopt more aggressive pricing policies than Brocade. Underscoring the volatility of the networking industry landscape, International Business Machines Corporation (“IBM”) recently announced the proposed sale of several businesses to Lenovo Group Limited, including its blade networking portfolio, which IBM acquired from Blade Networking Technologies in 2010.
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
Other competitors in the traditional IP networking market include Arista Networks, Inc. (“Arista”), Alcatel-Lucent, Avaya, Inc. (“Avaya”), A10 Networks, Inc. (“A10”), Extreme Networks, Inc. (which acquired Enterasys Networks, Inc. in November 2013), F5 Networks, Inc., Huawei Technologies Co. Ltd., and Juniper Networks, Inc. (“Juniper”). Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.

Brocade’s failure to execute on its overall sales strategy or successfully leverage its channel and direct sales capabilities could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade offers its IP networking products through a multipath distribution strategy, including distributors, resellers, Brocade’s direct sales force and OEMs that have historically offered Brocade Storage Area Networking (“SAN”) products. However, Brocade’s efforts to increase sales through this multipath distribution strategy may not generate much, if any, incremental revenue opportunities for Brocade. Several of Brocade’s major OEM customers, including Dell, IBM, HP, and Oracle Corporation, have acquired companies that offer IP networking products that are competitive with Brocade’s offerings and a loss of, or significant reduction in, revenue through one of Brocade’s paths to market would negatively impact Brocade’s financial results.
Brocade’s failure to successfully develop its channel partner relationships or the failure of these partners to sell Brocade’s products could reduce Brocade’s growth prospects significantly, especially for its IP networking portfolio. In addition, Brocade’s ability to respond to the needs of its distribution and reseller partners in the future may also depend on third parties producing complementary products and applications for Brocade’s products to enable these partners to be competitive in the market. There can be no assurance that Brocade will be successful in achieving its expanded go-to-market objectives, which include effectively maintaining or expanding sales through its distribution channels and managing distribution relationships successfully. If Brocade fails to respond successfully to the needs of these distribution partners and their customers, our business and financial results could be adversely affected.

Additionally, Brocade announced in fiscal year 2013 that it is making certain changes in its strategic direction by focusing on key technology segments, such as our SAN fabrics, Ethernet fabrics and software networking products, for the data center. This change in focus has resulted in a rebalancing of resources away from certain non-key areas of Brocade’s business, including changes to direct and channel sales and divestitures of certain assets, and has impacted Brocade’s ability to generate revenue from certain products, markets, geographies and customers. As a part of this rebalancing, Brocade anticipates an impact of $60 million in lower revenue on an annualized basis compared with fiscal year 2013, as a result of actions taken through the first quarter of fiscal year 2014, such as Brocade’s divestiture of its network adapter business. This change in focus may also lower revenue in the near term. As additional actions are taken, Brocade projects an additional reduction of $20 million to $40 million on an annualized basis compared with fiscal year 2013. There can be no assurance that this new strategic direction will succeed, or that the return on our investments will develop in the manner and on the timeline we expect. Failure to execute on Brocade’s strategy could adversely affect Brocade’s revenues and financial results. Also, this transition may result in uncertainty by employees, customers and partners that could adversely affect Brocade’s business and revenues.

Uncertainty about or a slowdown in the domestic and global economies has adversely affected, and may increasingly adversely affect, Brocade’s operating results and financial condition.

There is ongoing uncertainty and from time to time slowdown in the domestic and global economies. Such uncertainty or slowdown has resulted in, and may continue to result in, lower growth or a decline in the networking industry as a whole and reduced demand for information technology (“IT”), including high-performance data networking solutions. Historically, IT spending has declined as general economic and market conditions have worsened and has also been impacted by reduced U.S. Federal spending and the budget-related government shutdown. Brocade is particularly susceptible to reductions in IT spending because the purchase of Brocade’s products is often discretionary and may involve a significant commitment of capital and other resources. The loss or delay of orders from any of Brocade’s more significant customers, such as the U.S. government or individual branches or agencies within the U.S. government (including the Department of Defense or certain intelligence agencies where Brocade’s revenue is concentrated), or customers within the service provider, financial services, education and health sectors, could also cause Brocade’s revenue and profitability to suffer. For example, Brocade’s revenue and operating results could be negatively impacted if the U.S. Federal government experiences delays in procurement due to longer decision-making timeframes and/or a shift in IT procurement priorities. Economic uncertainty has caused—and may cause further—reductions in Brocade’s revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and may exacerbate many other risks noted elsewhere in this Form 10-Q, which adversely affect Brocade’s business, results of operations and financial condition.

The prices of Brocade’s products have declined in the past and Brocade expects the prices of Brocade’s products to decline in the future, which could reduce Brocade’s revenues, gross margins and profitability.

The average selling price for Brocade’s products has typically declined in the past and will likely decline in the future as a result of competitive pricing pressure, broader macroeconomic factors, product mix, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. Furthermore, particularly if economic conditions deteriorate and drive a more cautious capital spending environment in the technology sector, Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales. If Brocade is unable to offset the negative impact from the above factors on the average selling price of Brocade’s products by increasing the volume of products shipped and/or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be negatively impacted.
Additionally, most of Brocade’s manufacturing overhead and expenses are fixed in the short term or incurred in advance of receipt of corresponding revenue. As a result, Brocade’s gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold, the mix of distribution channels through which its products are sold, or if product or related warranty costs associated with Brocade’s products are greater than previously experienced.

A limited number of major OEM partners comprise a significant portion of Brocade’s revenues; the loss of revenue from, or decreased inventory levels held by, any of these major OEM partners could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, revenues from these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2013, 2012, and 2011, the same three customers each represented 10% or more of Brocade’s total net revenues, for a combined total of 46%, 47%, and 43% of total net revenues, respectively. Brocade’s agreements with its OEM partners are typically cancellable, non-exclusive, and have no minimum or specific timing requirements for purchases. Brocade’s OEM partners could also elect to eliminate, reduce, or rebalance the amount they purchase from Brocade, increase the amount purchased from Brocade’s competitors or introduce their own technology.
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

Developing new product and service offerings requires significant up-front investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve market acceptance of its new product and service offerings on a timely basis in order to realize the benefits of Brocade’s investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet, is characterized by rapidly changing technology, accelerating product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, reliable, cost-effective products, product enhancements, and services on a timely basis and by keeping pace with technological developments and emerging industry standards.
Other factors that may affect Brocade’s successful introduction of new product and service offerings include Brocade’s ability to:

•
Properly determine the market for new products and services, including features, cost effectiveness, and scalability, which can be particularly challenging for initial product offerings in new markets;

•	Differentiate Brocade’s new products and services from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products, and its competitors’ products; and

•	Determine which route(s) to market will be effective.
Failure to introduce competitive products and solutions may harm Brocade’s business.

If Brocade is not able to successfully transition from older products and services to new and enhanced products and services on a timely basis, its business and results of operations will likely be harmed.

As Brocade introduces new or enhanced products, Brocade must also successfully manage the transition from older products, such as certain SAN products, to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life cycle of Brocade’s existing products, or replace the sales of some of Brocade’s current products, thereby offsetting the benefit of a successful product introduction. When Brocade introduces new or enhanced products, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products may cause customers to delay purchase decisions or purchase competing products, which would adversely affect Brocade’s business and financial results.

If Brocade loses key talent or is unable to hire additional qualified talent, its business may be negatively impacted.

Brocade’s success depends, to a significant degree, upon the continued contributions of its employees, including executive officers, engineering, sales and other talent, many of whom would be difficult to replace. Departures, appointments and changes in roles and responsibilities of officers or other key members of management and technical staff may disrupt Brocade’s business and adversely affect Brocade’s operating results.
Brocade believes its future success depends, in large part, upon Brocade’s ability to attract highly skilled talent and on the ability of its management to operate effectively, both individually and as a group, in geographically diverse locations. There is limited qualified talent in each of Brocade’s markets, and competition for such talent is very aggressive. Other companies in Brocade’s industry and geographic regions are recruiting from the same limited talent pool, which creates further compression on the availability of qualified talent. In particular, Brocade operates in various locations with highly competitive labor markets, including Bangalore, India, and San Jose, California. Brocade may experience difficulty in hiring key management and qualified talent with skills in nearly all areas of Brocade’s business and operations.
Additionally, in fiscal year 2013, Brocade announced certain changes in strategic direction focusing on key technology segments. As part of this change in focus, Brocade reduced costs of revenue and other operating expenses by $100 million on an annualized basis when comparing the fourth quarter of fiscal year 2013 to the first quarter of fiscal year 2013. Executing on this new strategic direction as well as the ongoing efficiency initiatives across the Company could adversely affect Brocade’s ability to retain and hire key personnel and may result in reduced productivity by its employees.
The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent—particularly sales and engineering talent—could delay the development and introduction of Brocade’s products or services and/or negatively affect Brocade’s ability to sell its products or services.

Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet, and if Brocade is required to record impairment charges for these assets, such impairment could adversely affect Brocade’s business and financial results.
Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet related to Brocade’s prior acquisitions. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, then the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. If future impairment tests should result in a charge to earnings, Brocade’s financial results would be adversely affected.
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

Brocade provides product forecasts to its contract manufacturers (“CMs”) and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers, and end-user customers. If Brocade or these third parties are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, the sales and demand forecasts may not reflect the most accurate, up-to-date information. Brocade’s ability to accurately forecast demand also may become increasingly more difficult as Brocade introduces new or enhanced products, begins phasing out certain products, or acquires other companies or businesses. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its CMs to meet customers’ delivery requirements or Brocade may accumulate excess inventories or carry the cost of excess manufacturing capacity. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade will experience higher fixed costs as it expands its CMs’ capabilities for forecasted demand, which could negatively affect Brocade’s margins if demand decreases suddenly and Brocade is unable to rapidly reduce these fixed costs.

Brocade’s revenues and operating results and financial position may fluctuate from period to period due to a number of factors, which make predicting results of operations difficult and could adversely affect the trading price of Brocade’s stock.

IT spending is subject to cyclical and uneven fluctuations, which could cause Brocade’s financial results to fluctuate unevenly and unpredictably. For example, the U.S. federal budget for government IT spending can be subject to delay, reductions and uncertainty from time to time due to political and legislative volatility, such as the U.S. federal government shutdown during Brocade’s fourth quarter of fiscal year 2013. It can be difficult to predict the degree to which end-customer demand, and the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new products. While Brocade’s first and fourth fiscal quarters have typically been seasonally stronger quarters than its second and third fiscal quarters, particularly for SAN products, future buying patterns may differ from historical seasonality.
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

Brocade may not realize the anticipated benefits of past or future acquisitions, divestitures, and strategic investments, and integration of acquired companies or technologies or divestiture of businesses may negatively impact Brocade’s overall business.

Brocade has in the past acquired—or made strategic investments in—other companies, products, or technologies. Most recently, Brocade acquired Vyatta in fiscal year 2013, and Brocade expects to make additional acquisitions and strategic investments in the future. Brocade may not realize the anticipated benefits of any of its acquisitions or strategic investments, which involve numerous risks, including, but not limited to, the following:

•	Difficulties in successfully integrating the acquired businesses and realizing any expected synergies;

•	Inability to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	Unanticipated costs, litigation, and other contingent liabilities;

•	Diversion of management’s attention from Brocade’s daily operations and business;

•
Adverse effects on existing business relationships with suppliers and customers including delays or cancellations of customer purchases, as well as revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

•	Risks associated with entering into markets in which Brocade has limited or no prior experience, including potentially less visibility into demand;

•	Inability to attract and retain key employees;

•	Inability to successfully develop new products and services on a timely basis that address the market opportunities of the combined company;

•	Inability to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company;

•	Inability to qualify the combined company’s products with OEM partners on a timely basis, or at all;

•	Inability to successfully integrate and harmonize financial reporting and information technology systems;

•	Failure to successfully manage additional business locations, including the additional infrastructure and resources necessary to support and integrate such locations;

•	Assumption or incurrence of debt and contingent liabilities and related obligations to service such liabilities and Brocade’s ability to satisfy financial and other negative operating covenants;

•
Assumption or incurrence of debt and contingent liabilities and related obligations to service such liabilities and potential limitations on Brocade’s operations in order to satisfy financial and other operating covenants;

•
Additional costs, such as increased costs of manufacturing and service, costs associated with excess or obsolete inventory, costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation, severance payments, reorganization or closure of facilities, taxes, advisor and professional fees, and termination of contracts that provide redundant or conflicting services;

•	Incurrence of acquisition- and integration-related costs, or amortization costs for acquired intangible assets, that could negatively impact Brocade’s operating results and financial condition; and

•	Potential write-down of goodwill, acquired intangible assets and/or deferred tax assets, which could significantly impact Brocade’s operating results.
Brocade may also divest certain businesses from time to time. For example, Brocade sold its network adapter business to QLogic during the first quarter of fiscal year 2014, as part of Brocade’s previously-stated business strategy. Such divestitures involve risks, such as difficulty splitting up businesses, distracting employees, potential loss of revenue and negatively impacting margins, and potentially disrupting customer relationships. Brocade may also incur significant costs associated with exit or disposal activities, related impairment charges or both, if Brocade exits or divests a business or product line.
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

Brocade’s IP networking business typically experiences significantly higher levels of customer orders toward the end of a fiscal period. Customer orders received toward the end of the period may not ship within the period due to Brocade’s manufacturing lead times. The inability to ship within the period in which the customer orders are received could negatively impact Brocade's quarterly revenues.

Brocade has extensive international operations, which subjects it to additional business risks.

Brocade has significant international operations, and a significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s CMs have significant operations in China. Brocade’s international sales of its IP networking products have primarily depended on a variety of its distributors and resellers. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including, but not limited to, the following:

•	Exposure to economic instability or fluctuations in international markets that could cause reductions in customer and public sector IT spending;

•	Exposure to inflationary risks in China and the continuing sovereign debt risk and economic instability in certain regions of Europe;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes, such as China and India;

•	Managing research and development teams in geographically diverse locations, including teams divided between the United States and India;

•	Significant wage inflation in certain economies, such as China and India;

•	Increased exposure to foreign currency exchange rate fluctuations, including the appreciation of foreign currencies such as the Chinese yuan or the European Union’s euro;

•	Communicating effectively across multiple geographies, cultures, and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell, and support Brocade’s products in international markets;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity, time and costs of managing international operations;

•	Commercial laws and business practices that favor local competition;

•
Multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing environmental, data privacy, export, import, tax, labor, anti-bribery, and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Increased complexity and cost of providing customer support and maintenance for international customers;

•	Difficulties in collecting accounts receivable;

•	Increased complexity of logistics and distribution arrangements; and

•	Increased complexity of accounting rules and financial reporting requirements.
Any of the preceding could negatively impact Brocade’s business, revenues and profitability.

Brocade is subject to—and will continue to be subject to other—intellectual property infringement claims and litigation that are costly to defend and/or settle, and that could result in significant damages and other costs to Brocade and limit Brocade’s ability to use certain technologies in the future.

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. Third parties have from time to time asserted patent, copyright, trade secret, and/or other intellectual property-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made in respect of Brocade’s products and services, subcomponents of its products, methods performed by its products, or a combination of products, including third-party products, methods used in its operations or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third-party claimant. Brocade and companies acquired by Brocade, such as Foundry, have in the past incurred, and will likely incur in the future, substantial expenses to defend against such third-party claims. Brocade’s suppliers and customers also may be subject to third-party intellectual property claims, which could negatively impact their ability to supply Brocade or their willingness to purchase from Brocade, respectively. In addition, Brocade may be subject to claims, defense and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade agreements with suppliers, OEM and channel partners or customers. If Brocade refuses to indemnify or defend such claims, for instance, even in situations where the allegations are meritless, then suppliers, partners, or customers may refuse to do business with Brocade. Parties that assert such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to prolonged periods of litigation expenses, additional burden on employees or other resources, distraction from Brocade’s business initiatives and operations, component supply stoppages, expensive settlement payments, and lost sales. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Brocade’s supply chain is dependent on sole-source and limited-source suppliers and a limited number of major CMs, either one or both of which may significantly impact results of operations.

Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s single-source components include, but are not limited to, its application-specific integrated circuits (“ASICs”). Brocade’s principal limited-source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors, and switch fabric components. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade’s suppliers experience component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner and may be required to repair or retrofit products previously delivered to customers at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole-source or limited-source suppliers to delay or halt production or to go out of business or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. Any manufacturing disruption by these sole-source or limited-source suppliers could severely impair Brocade’s ability to fulfill orders and may significantly impact results of operations.
In addition, the loss of any of Brocade’s major CMs, or portions of their capacity, could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new CM and commencing volume production is typically a lengthy and expensive process. If Brocade changes any of its CMs or if any of its CMs experience delays, disruptions, capacity constraints, component parts shortages, or quality control problems in its manufacturing operations, shipment of Brocade’s products to Brocade’s customers could be delayed and result in loss of revenues and Brocade’s competitive position and relationship with customers could be harmed.

Brocade’s intellectual property rights may be infringed or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade’s intellectual property rights may be infringed or misappropriated by others, including by competitors, partners, former employees, foreign governments, or other third parties. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s rights may be impractical. Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such assertions or enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction, and no assurance that any awarded damages ultimately will be paid to Brocade. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs or countersue Brocade as part of its defense. Finally, there can be no assurance that any attempt by Brocade to enforce its intellectual property rights, even if successful in court, will improve Brocade’s sales or diminish the defendant’s sales or stop the defendant’s allegedly unfair competition.
Brocade relies on a combination of patent, copyright, trademark, and trade secret laws, and measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate or adequate to address the particular risk, which could result in a loss of intellectual property rights. Loss or violation of Brocade’s intellectual property rights could adversely affect Brocade’s business and operating results, result in a loss of revenue and increase expenses.

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

In addition, if Brocade has failed or in the future fails to adequately manage the use of “open source” software in Brocade’s products, or if companies acquired by Brocade fail in such regard, Brocade may be required to license proprietary portions of Brocade’s products on a royalty-free basis or expose proprietary parts of source code, or to commence costly product redesigns, which could result in a loss of intellectual property rights, product performance degradation or delay in shipping products to customers.

Undetected software or hardware errors could increase Brocade’s costs, reduce Brocade’s revenues, and delay market acceptance of Brocade’s products.

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex, and particularly as Brocade continues to expand its product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed—and may in the future assume—products previously developed by an acquired company that have not been through the same level of product development, testing, and quality control processes used by Brocade, and may have known and/or undetected errors. Some types of errors may not be detected until the product is installed in a user environment. In addition, Brocade’s products are often combined with other products, including software from other vendors, and these products often need to interoperate with existing IT products, each of which have different specifications, utilize multiple protocol standards and may be procured from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems resulting in increased costs and lower profitability. Moreover, the occurrence of hardware and software errors, whether caused by Brocade’s or another vendor’s products, could delay market acceptance of Brocade’s new products.

Business interruptions could adversely affect Brocade’s business operations.

Brocade’s operations and the operations of its suppliers, CMs and customers are vulnerable to interruptions caused by fires, earthquakes, tsunamis, nuclear reactor leaks, hurricanes, power losses, telecommunications failures, and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, are located near major earthquake faults. Brocade does not have multiple-site capacity for all of its services in the event of a business disruption. In the event of a major earthquake, Brocade could experience business interruption resulting from destruction of facilities or other infrastructure and from loss of life. Brocade carries a limited amount of earthquake insurance, which may not be sufficient to cover earthquake-related losses, and has not set aside funds or reserves to cover other potential earthquake-related losses. Additionally, major public health issues, such as an outbreak of a pandemic or epidemic, may interrupt business operations of Brocade or its suppliers in those geographic regions affected by that particular health issue. In addition, one of Brocade’s CMs has a major facility located in an area that is subject to hurricanes, and Brocade’s suppliers could face other natural disasters, such as floods, earthquakes, extreme weather, and fires. In the event that a material business interruption occurs that affects Brocade, its suppliers, CMs or customers, shipments could be delayed and Brocade’s business and financial results could be harmed.
In addition, Brocade may suffer reputational harm and may not carry sufficient insurance to compensate for financial losses that may occur as a result of any of these events. Any such event could have a material adverse effect on Brocade’s business, operating results, and financial condition, and could expose Brocade to significant third-party claims of liability and damages.

Cyberattacks could disrupt Brocade’s operations, negatively impact Brocade’s reputation and erode Brocade’s customers’ trust.
Cyberattacks and other malicious attacks can lead to data breaches, computer break-ins, malware, and viruses and unauthorized tampering with Brocade’s computer systems, intellectual proprietary and confidential information of Brocade, its customers and partners. These attacks could disrupt Brocade’s operations, negatively impact Brocade’s reputation and erode Brocade’s customers’ trust. Despite Brocade’s implementation of cybersecurity measures, including technologies, processes, and practices designed to protect Brocade’s networks, computers, programs and data from attack, damage, or unauthorized access, Brocade may not successfully limit attacks by malicious third parties if they attempt to undermine or disrupt Brocade’s cybersecurity.

Brocade’s business is subject to increasingly complex and changing legal and regulatory requirements that could adversely affect Brocade’s business and financial results.

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
The Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) could also negatively impact Brocade’s supply chain or impose additional costs related to that supply chain, as it requires certain public companies to disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo or an adjoining country. It may be possible that conflict minerals are a part of the electronics industry supply chain utilized by Brocade and thus it may be possible that conflict minerals are contained in Brocade’s products. The implementation of these requirements by government regulators and Brocade’s partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Brocade’s products. In addition, Brocade will incur additional costs to comply with the disclosure requirements for conflict minerals, including costs related to determining the source of any of the relevant minerals and metals used in Brocade’s products. As a result, Brocade’s business and financial results could be adversely affected.
Similarly, any change in tax laws in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade’s tax expense. In this regard, the U.S., countries in the European Union, and other countries where Brocade operates are actively considering changes to relevant tax, accounting, and other laws, regulations, and interpretations, including fundamental changes to tax laws applicable to corporate multinationals. These potential changes could increase Brocade’s effective tax rate or result in other costs in the future.
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
Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging, and other environmental impacts in the various countries where Brocade’s products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium, and other substances, and require producers of electrical and electronic equipment, such as Brocade, to assume responsibility for collecting, treating, recycling, and disposing of products when they have reached the end of their useful life.
For example, in Europe, environmental restrictions apply to products sold, and certain of Brocade’s partners require compliance with these or more stringent requirements. In addition, recycling, labeling, and related requirements apply to products Brocade sells in Europe. China has also enacted legislation with similar requirements for Brocade’s products or its partners’ sale of Brocade’s products. If Brocade’s products do not comply with the substance restrictions under local environmental laws, Brocade could become subject to fines, civil, or criminal sanctions and contract damage claims. In addition, Brocade could be prohibited from shipping noncompliant products into one or more jurisdictions and required to recall and replace any noncompliant products already shipped, which would disrupt its ability to ship products and result in reduced revenue, increased warranty expense, increased obsolete or excess inventories, and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts, and components despite Brocade’s requirement to do so, which could impact Brocade’s ability to produce compliant products and, accordingly, could disrupt its business or increase Brocade’s costs.

Brocade is subject to laws, rules, and regulations in the U.S. and other countries relating to the collection, use, and security of personal information data. Brocade’s possession and use of personal information and data subjects Brocade to legislative and regulatory burdens that may require Brocade to notify customers or employees of a data security breach. Brocade has incurred, and will continue to incur, expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. Such data privacy laws and regulations may negatively impact Brocade’s ability to execute transactions and pursue business opportunities. Additionally, Brocade may suffer reputational harm as a result of a data security breach involving customers’ or employees’ information, all of which could negatively impact our profitability and/or increase expenses. Customers have become increasingly sensitive to government-sponsored surveillance and may believe that U.S. manufacturers’ equipment contains “backdoor” code that would allow customer data to be compromised by either governmental bodies or other third parties. As a result, customers may choose not to deploy Brocade networking products, which could negatively impact our revenue.

Brocade is exposed to various risks related to legal proceedings or claims that could adversely affect its operating results.

Brocade is a party to lawsuits in the normal course of its business. Litigation in general can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against Brocade, or legal actions initiated by Brocade, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect Brocade’s business, results of operations, or financial condition, and Brocade could incur substantial monetary liability and/or be required to change its business practices. In view of the uncertainties, potential risks, and expenses of litigation, Brocade may, from time to time, settle such disputes, even where Brocade had meritorious claims or defenses, by agreeing to settlement agreements that, depending on their terms, may significantly impact Brocade’s financial condition or results.

Brocade has incurred substantial indebtedness that decreases Brocade’s business flexibility and access to capital, and increases its borrowing costs, which may adversely affect Brocade’s operations and financial results.

As of January 25, 2014, Brocade had approximately $600 million in principal amount of outstanding indebtedness, including $300 million of unsecured indebtedness under the 2023 Notes and $300 million of secured indebtedness under the 2020 Notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). In addition, Brocade had up to $125 million available for future borrowing under the Senior Secured Credit Facility. The financial and other covenants agreed to by Brocade in connection with such indebtedness have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs should further debt financing be desired, and may adversely affect Brocade’s operations and financial results. This indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens, including, without limitation, funding acquisitions, paying dividends, or repurchasing Brocade stock.
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

Brocade’s failure to meet its commitment to return capital to its stockholders could have a material adverse effect on its stock price.

In September 2013, Brocade announced its intent to return at least 60% of its adjusted free cash flow to investors in the form of a share repurchase or other alternatives such as a dividend. Brocade’s ability to return at least 60% of its adjusted free cash flow to investors is limited by, among other things, covenants in its indebtedness and Delaware law. If Brocade is unable to meet its commitment to return capital, Brocade’s reputation and its stock price may be materially adversely affected.

Provisions in Brocade’s charter documents, customer agreements and Delaware law could discourage, delay, or prevent a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for Brocade’s stock.

Provisions of Brocade’s certificate of incorporation and bylaws may discourage, delay, or prevent a merger or mergers that a stockholder may consider favorable. These provisions include, but are not limited to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended January 25, 2014.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended January 25, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 27, 2013 to November 23, 2013	8,055	$8.08	8,055	$934,919
November 24, 2013 to December 21, 2013	2,906	$8.51	2,906	$910,168
December 22, 2013 to January 25, 2014	5,720	$8.83	5,720	$859,620
Total	16,681	$8.42	16,681

(1)
As of January 25, 2014, Brocade’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $2.0 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, $500 million on May 16, 2012, and $692 million on September 25, 2013), which was used for determining the amounts in these columns. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, the trading price of our common stock, general business and market conditions, and other factors, including alternative investment opportunities.

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

Brocade Communications Systems, Inc.

Date:	February 28, 2014	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Chief Financial Officer and Vice President, Finance