Form 10-Q
period 2014-05-03
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2014-06-06
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of May 30, 2014, was 428,212,000 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
For the Quarter Ended May 3, 2014

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, debt repayments, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under “Part II—Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
	(In thousands, except per share amounts)
Net revenues
Product	$442,280	$451,746	$917,485	$953,993
Service	94,630	87,038	183,960	173,520
Total net revenues	536,910	538,784	1,101,445	1,127,513
Cost of revenues
Product	142,271	164,599	295,898	338,974
Service	40,347	40,073	78,585	80,502
Total cost of revenues	182,618	204,672	374,483	419,476
Gross margin	354,292	334,112	726,962	708,037
Operating expenses:
Research and development	90,554	98,429	177,710	196,119
Sales and marketing	139,597	145,316	272,262	294,327
General and administrative	21,112	20,037	41,255	39,114
Amortization of intangible assets	131	13,151	10,014	28,007
Restructuring, goodwill impairment, and other related costs (Note 7)	82,703	—	88,920	—
Gain on sale of network adapter business	—	—	(4,884)	—
Total operating expenses	334,097	276,933	585,277	557,567
Income from operations	20,195	57,179	141,685	150,470
Interest expense	(9,234)	(10,432)	(18,430)	(36,800)
Interest and other income (loss), net	(20)	31	(1,356)	97
Income before income tax	10,941	46,778	121,899	113,767
Income tax expense (benefit)	24,625	(171)	54,699	88,073
Net income (loss)	$(13,684)	$46,949	$67,200	$25,694
Net income (loss) per share—basic	$(0.03)	$0.10	$0.15	$0.06
Net income (loss) per share—diluted	$(0.03)	$0.10	$0.15	$0.06
Shares used in per share calculation—basic	436,167	453,133	438,370	453,988
Shares used in per share calculation—diluted	436,167	466,919	451,999	466,620
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
	(In thousands)
Net income (loss)	$(13,684)	$46,949	$67,200	$25,694
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	1,094	(1,915)	170	(1,992)
Net gains and losses reclassified into earnings	32	(32)	1	(210)
Net unrealized gains (losses) on cash flow hedges	1,126	(1,947)	171	(2,202)
Foreign currency translation adjustments	1,298	(1,762)	475	(2,142)
Total other comprehensive income (loss)	2,424	(3,709)	646	(4,344)
Total comprehensive income (loss)	$(11,260)	$43,240	$67,846	$21,350
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 3, 2014	October 26, 2013
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,137,613	$986,997
Accounts receivable, net of allowances for doubtful accounts of $531 and $575 at May 3, 2014, and October 26, 2013, respectively	193,804	249,598
Inventories	40,773	45,344
Deferred tax assets	116,557	98,018
Prepaid expenses and other current assets	47,687	42,846
Total current assets	1,536,434	1,422,803
Property and equipment, net	452,722	472,940
Goodwill	1,556,733	1,645,437
Intangible assets, net	23,386	40,258
Non-current deferred tax assets	788	1,585
Other assets	38,846	38,368
Total assets	$3,608,909	$3,621,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,952	$88,218
Accrued employee compensation	141,482	145,996
Deferred revenue	230,704	226,696
Current restructuring liabilities	2,876	16,418
Current portion of long-term debt	2,277	2,996
Other accrued liabilities	64,898	80,339
Total current liabilities	522,189	560,663
Long-term debt, net of current portion	595,452	596,208
Non-current restructuring liabilities	3,587	1,008
Non-current deferred revenue	72,956	76,426
Non-current income tax liability	46,271	38,680
Non-current deferred tax liabilities	31,124	—
Other non-current liabilities	1,583	1,593
Total liabilities	1,273,162	1,274,578
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 435,452 and 445,285 shares at May 3, 2014, and October 26, 2013, respectively	436	445
Additional paid-in capital	1,836,249	1,915,152
Accumulated other comprehensive loss	(12,798)	(13,444)
Retained earnings	511,860	444,660
Total stockholders’ equity	2,335,747	2,346,813
Total liabilities and stockholders’ equity	$3,608,909	$3,621,391
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	May 3, 2014	April 27, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$67,200	$25,694
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(27,415)	(5,440)
Non-cash tax charges	—	78,206
Depreciation and amortization	59,927	93,358
Loss on disposal of property and equipment	3,178	3,046
Gain on sale of network adapter business	(4,884)	—
Amortization of debt issuance costs and original issue discount	566	665
Call premium cost and write-off of original issue discount and debt issuance costs related to lenders that did not participate in refinancing	—	5,360
Provision for doubtful accounts receivable and sales allowances	3,528	4,560
Non-cash compensation expense	39,640	38,322
Goodwill impairment charge	83,382	—
Changes in assets and liabilities:
Accounts receivable	52,266	(10,561)
Inventories	4,570	16,605
Prepaid expenses and other assets	(8,371)	(1,714)
Deferred tax assets	57	322
Accounts payable	(7,126)	(14,692)
Accrued employee compensation	(11,738)	(54,163)
Deferred revenue	573	7,924
Other accrued liabilities	33,324	(7,969)
Restructuring liabilities	(10,964)	(418)
Net cash provided by operating activities	277,713	179,105
Cash flows from investing activities:
Purchases of non-marketable equity investments	(223)	—
Purchases of property and equipment	(27,395)	(31,568)
Net cash paid in connection with acquisition	—	(44,629)
Proceeds from collection of note receivable	250	—
Proceeds from sale of network adapter business	9,995	—
Net cash used in investing activities	(17,373)	(76,197)
Cash flows from financing activities:
Proceeds from senior unsecured notes	—	296,250
Payment of principal related to senior secured notes	—	(300,000)
Payment of debt issuance costs related to senior unsecured notes	—	(549)
Payment of principal related to capital leases	(1,749)	(975)
Common stock repurchases	(190,432)	(86,179)
Proceeds from issuance of common stock	54,530	35,899
Excess tax benefits from stock-based compensation	27,415	5,440
Net cash used in financing activities	(110,236)	(50,114)
Effect of exchange rate fluctuations on cash and cash equivalents	512	(1,722)
Net increase in cash and cash equivalents	150,616	51,072
Cash and cash equivalents, beginning of period	986,997	713,226
Cash and cash equivalents, end of period	$1,137,613	$764,298
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,375	$22,593
Cash paid for income taxes	$16,408	$8,557
Supplemental schedule of non-cash investing activities:
Acquisition of property and equipment through capital leases	$—	$999
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
The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday in October or the first Saturday in November, respectively. Fiscal year 2014 is a 53-week fiscal year and fiscal year 2013 is a 52-week fiscal year. The second quarter of fiscal year 2014 is a 14-week quarter, which is one week longer than a typical quarter.
The Condensed Consolidated Financial Statements include the accounts of Brocade and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
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

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the six months ended May 3, 2014, as compared to the significant accounting policies disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2013.
New Accounting Pronouncements or Updates Recently Adopted
In February 2013, the FASB issued an update to ASC 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this update, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) into net income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted this update in the first quarter of fiscal year 2014, presenting the required information in Note 12, “Accumulated Other Comprehensive Income (Loss),” of the Notes to Condensed Consolidated Financial Statements.
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
In July 2013, the FASB issued an update to ASC 740 Income Taxes (“ASC 740”): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this update, an entity is required to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that these instances are not available at the reporting date. This update to ASC 740 should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2015. Early adoption and retrospective application are permitted. The Company does not expect the adoption of this update to ASC 740 to have a material impact on its financial position, results of operations or cash flows.
In April 2014, the FASB issued an update to ASC 205 Presentation of Financial Statements (“ASC 205”) and ASC 360 Property, Plant, and Equipment (“ASC 360”): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this update, a discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. Only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. This update to ASC 205 and ASC 360 should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued.
In May 2014, the FASB issued an update to ASC 606 Revenue from Contracts with Customers (“ASC 606”) that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update to ASC 606 should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. This update to ASC 606 becomes effective and will be adopted by the Company in the first quarter of fiscal year 2018. Early adoption is not permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are primarily maintained at four major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of May 3, 2014, three customers accounted for 15%, 11%, and 11%, respectively, of total accounts receivable, for a combined total of 37% of total accounts receivable. As of October 26, 2013, four customers accounted for 18%, 12%, 11%, and 11%, respectively, of total accounts receivable, for a combined total of 52% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances and other allowances.
For the three months ended May 3, 2014, four customers accounted for 17%, 16%, 12%, and 11%, respectively, of the Company’s total net revenues for a combined total of 56% of total net revenues. For the three months ended April 27, 2013, three customers accounted for 18%, 16%, and 11%, respectively, of the Company’s total net revenues for a combined total of 45% of total net revenues.
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

3. Acquisitions and Divestitures
Divestitures
On January 17, 2014, the Company completed the sale of its network adapter business to QLogic Corporation, as part of the Company’s business strategy to focus development on a portfolio of high performance networking products and services--both hardware and software-based--that meet the demands of today’s virtualized and cloud based data centers.
The net carrying amount of the divested network adapter business’ assets and liabilities was $5.1 million, comprised primarily of associated goodwill of $4.1 million. The sale resulted in a gain of $4.9 million, which is presented in the Company’s Condensed Consolidated Statements of Operations as “Gain on sale of network adapter business.”
Acquisitions
On November 9, 2012, the Company completed its acquisition of Vyatta, Inc. (“Vyatta”), a privately held developer of a software-based network operating system suite headquartered in Belmont, California. Vyatta became a wholly owned subsidiary of the Company as a result of the acquisition. The Vyatta software-based network operating system suite is deployed on conventional computer hardware platforms for multiple applications in network virtualization, software-defined networking (“SDN”), Network Functions Virtualization (“NFV”), and other private/public cloud computing platforms. This acquisition complements Brocade’s investments in Internet Protocol (“IP”) switches and router products and enables Brocade to pursue new market opportunities in data center virtualization, including public cloud, virtual private cloud, and managed services.
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

4. Goodwill and Intangible Assets
The following table presents a summary of the net carrying value of the Company’s intangible assets (in thousands):

	May 3, 2014	October 26, 2013
Indefinite-lived intangible assets
Goodwill	$1,556,733	$1,645,437
In-process research and development (1)	12,260	21,590
Finite-lived intangible assets
Total intangible assets subject to amortization	11,126	18,668
Total intangible assets	$1,580,119	$1,685,695

(1)
Acquired in-process research and development (“IPRD”) is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. As an indefinite-lived asset, the IPRD intangible asset is subject to testing for impairment annually, which the Company conducts as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPRD is impaired. If the research and development effort associated with the IPRD is successfully completed, then the IPRD intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed. During the three months ended May 3, 2014, development work was completed on $9.3 million of the IPRD intangible asset and this completed IPRD intangible asset is being amortized as Core/developed technology. The development effort on the remaining IPRD intangible asset is expected to be completed in the first half of fiscal year 2015.

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
The following table summarizes goodwill activity by reportable segment for the six months ended May 3, 2014 (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Balance at October 26, 2013
Goodwill	$176,878	$1,358,975	$155,416	$1,691,269
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,878	1,313,143	155,416	1,645,437
Impairment (1)	—	(83,382)	—	(83,382)
Divestitures (2)	(474)	(3,657)	—	(4,131)
Tax and other adjustments during the six months ended May 3, 2014 (3)	(40)	(1,151)	—	(1,191)
Balance at May 3, 2014
Goodwill	176,364	1,354,167	155,416	1,685,947
Accumulated impairment losses	—	(129,214)	—	(129,214)
	$176,364	$1,224,953	$155,416	$1,556,733

(1)
In the second quarter of fiscal year 2014, the Company has made a strategic shift in the allocation of its engineering resources and has reduced its investment in the hardware-based ADX products and increased investment in the software-based ADX products for the Layer 4-7 market. As a result of this change in strategy, the Company expects hardware-based ADX and related support revenue to be negatively impacted. Based on these changes in estimates, the Company recognized an impairment charge because the book value of its Application Delivery Products (“ADP”) reporting unit net assets, which includes the ADX products, exceeded the estimated fair value of these assets. The goodwill amount related to the Company’s other reporting units was not impacted.

(2)	The goodwill disposed relates to the sale of the Company’s network adapter business, see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements.

(3)	The goodwill adjustments during the six months ended May 3, 2014, were primarily a result of tax benefits from the exercise of stock awards of acquired companies.
The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events occur or facts and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the annual goodwill impairment test, the Company uses the income approach, the market approach or a combination thereof to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value applying various observable market-based multiples to the reporting unit’s operating results and then applying an appropriate control premium. For the fiscal year 2014 annual goodwill impairment test, the Company used a combination of approaches to estimate each reporting unit’s fair value. The Company believed that at the time of the impairment testing performed in the second fiscal quarter of 2014, the income approach and the market approach were equally representative of a reporting unit’s fair value.
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

Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2014, the Company determined that no impairment needed to be recorded for Storage Area Networking (“SAN”) Products, Ethernet Switching & Internet Protocol (“IP”) Routing, and Global Services reporting units as these reporting units passed the first step of goodwill impairment testing.
However, the Company determined that the fair value of the ADP reporting unit was below the reporting unit’s carrying value. Accordingly, the Company performed the second step of the goodwill impairment test to measure the amount of the impairment. During the second step, the Company assigned the ADP reporting unit’s fair value to the reporting unit’s assets and liabilities, using the relevant acquisition accounting guidance, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill was then compared with the carrying value of the ADP reporting unit’s goodwill to record an impairment loss of $83.4 million, which is equal to the difference in values.
Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s finite-lived intangible assets (in thousands, except for weighted-average remaining useful life):

May 3, 2014	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$460	$167	$293	2.51
Core/developed technology	10,370	812	9,558	4.65
Customer relationships	1,080	321	759	3.51
Non-compete agreements	810	294	516	2.51
Total intangible assets (1)	$12,720	$1,594	$11,126	4.41

October 26, 2013	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$460	$110	$350	3.01
Core/developed technology	192,340	185,254	7,086	0.35
Customer relationships	287,090	276,473	10,617	0.51
Non-compete agreements	810	195	615	3.01
Total intangible assets	$480,700	$462,032	$18,668	0.58

(1)	During the six months ended May 3, 2014, $477.3 million of intangible assets became fully amortized and, therefore, were removed from the balance sheet.
The following table presents the amortization of finite-lived intangible assets included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
Cost of revenues	$396	$9,651	$6,858	$20,431
Operating expenses	131	13,151	10,014	28,007
Total	$527	$22,802	$16,872	$48,438

The following table presents the estimated future amortization of finite-lived intangible assets as of May 3, 2014 (in thousands):

Fiscal Year	Estimated Future Amortization
2014 (remaining six months)	$1,366
2015	2,731
2016	2,419
2017	2,104
2018	1,884
Thereafter	622
Total	$11,126

5. Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	May 3, 2014	October 26, 2013
Inventories:
Raw materials	$12,749	$14,048
Finished goods	28,024	31,296
Total	$40,773	$45,344

	May 3, 2014	October 26, 2013
Property and equipment, net:
Computer equipment	$13,732	$16,006
Software	58,331	57,186
Engineering and other equipment (1)	371,232	416,573
Furniture and fixtures (1)	28,442	29,029
Leasehold improvements	19,695	24,287
Land and building	384,565	384,654
Subtotal	875,997	927,735
Less: Accumulated depreciation and amortization (1), (2)	(423,275)	(454,795)
Total	$452,722	$472,940

(1)
Engineering and other equipment, furniture and fixtures and accumulated depreciation and amortization include the following amounts under capital leases as of May 3, 2014, and October 26, 2013, respectively (in thousands):

	May 3, 2014	October 26, 2013
Cost	$11,925	$11,925
Accumulated depreciation	(6,287)	(5,366)
Total	$5,638	$6,559

(2)	The following table presents the depreciation and amortization of property and equipment included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
Depreciation and amortization expense	$20,519	$21,162	$43,055	$44,920

6. Fair Value Measurements
The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of May 3, 2014.
The fair value accounting guidance permits companies to elect fair value measurement for many financial instruments and certain other items that are otherwise not required to be accounted for at fair value. The Company did not elect to measure any eligible financial instruments or other assets at fair value as of May 3, 2014, and October 26, 2013.
Fair Value Hierarchy
The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Assets and liabilities measured and recorded at fair value on a recurring basis as of May 3, 2014, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of May 3, 2014	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$731,260	$731,260	$—	$—
Derivative assets	1,310	—	1,310	—
Total assets measured at fair value	$732,570	$731,260	$1,310	$—
Liabilities:
Derivative liabilities	$627	$—	$627	$—
Total liabilities measured at fair value	$627	$—	$627	$—

(1)	Money market funds are reported within “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.
Assets and liabilities measured and recorded at fair value on a recurring basis as of October 26, 2013, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 26, 2013	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$431,750	$431,750	$—	$—
Derivative assets	1,814	—	1,814	—
Total assets measured at fair value	$433,564	$431,750	$1,814	$—
Liabilities:
Derivative liabilities	$1,441	$—	$1,441	$—
Total liabilities measured at fair value	$1,441	$—	$1,441	$—

(1)	Money market funds are reported within “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.
During the six months ended May 3, 2014, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

7. Restructuring and Other Costs
The following table provides details of the Company’s restructuring and other charges (in thousands):

	Three Months Ended		Six Months Ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
Goodwill impairment (1)	$83,382	$—	$83,382	$—
Severance and Benefits	(43)	—	(1,788)	—
Lease Loss Reserve and Related Costs	(636)	—	7,326	—
Restructuring, goodwill impairment, and other related costs	$82,703	$—	$88,920	$—

(1)	For additional discussion on goodwill impairment, see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements.
The following table provides a reconciliation of the Company’s beginning and ending restructuring liability balances (in thousands):

	Fiscal 2013 Fourth Quarter Restructuring Plan			Prior Restructuring Plans
	Severance and Benefits	Contract Terminations and Other	Lease Loss Reserve and Related Costs	Lease Loss Reserve and Related Costs	Total
Restructuring liabilities at October 26, 2013	$15,216	$416	$—	$1,794	$17,426
Restructuring and other charges	(1,788)	—	7,326	—	5,538
Cash payments	(13,258)	(249)	(2,460)	(561)	(16,528)
Translation adjustment	—	—	27	—	27
Restructuring liabilities at May 3, 2014	$170	$167	$4,893	$1,233	$6,463

Current restructuring liabilities at May 3, 2014	$170	$167	$2,078	$461	$2,876
Non-current restructuring liabilities at May 3, 2014	$—	$—	$2,815	$772	$3,587
Fiscal 2013 Fourth Quarter Restructuring Plan
During the fiscal year ended October 26, 2013, and the first quarter of fiscal year 2014, the Company restructured certain business operations and reduced the Company’s operating expense structure. The restructuring plan was approved by the Company’s management and communicated to the Company’s employees in September 2013. The restructuring plan included a workforce reduction of approximately 250 employees, primarily in the engineering, sales, and marketing organizations, as well as the cancellation of certain nonrecurring engineering agreements and exit from certain leased facilities.
In connection with the restructuring plan, the Company incurred aggregate charges of $31.0 million through May 3, 2014, primarily related to severance and benefits charges and lease loss reserve and related costs, and substantially completed the restructuring plan by the end of the first quarter of fiscal year 2014.
Severance and benefits charges incurred under this restructuring plan consisted of severance and related employee termination costs, including salary and other compensation payments to the employees during their post-notification retention period as well as associated outplacement services. The post-notification retention period for the employees terminated under the plan did not exceed the legal notification period, or, in the absence of a legal notification requirement, 60 days. Contract terminations and other charges were primarily related to the cancellation of certain contracts in connection with the restructuring of certain business functions. Lease loss reserve and related costs were primarily related to the costs that will continue to be incurred under exited facilities’ lease contracts for the remaining term of the leases without economic benefit to the Company, reduced by estimated sublease income that could be reasonably obtained for these facilities.
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the restructuring liabilities balance if necessary. During the six months ended May 3, 2014, the Company reversed approximately $1.8 million of severance and benefits charges due to actual cash payments to certain terminated employees being lower than original estimates as a result of the completion of the severance arrangements with these employees during the first quarter of fiscal year 2014.

The above restructuring and other related charges are included in “Restructuring, goodwill impairment, and other related costs” in the Condensed Consolidated Statements of Operations.
Prior Restructuring Plans
Prior to fiscal year 2013, the Company also recorded charges related to estimated facilities lease losses, net of expected sublease income, due to consolidation of real estate space as a result of acquisitions.
Cash payments for facilities that are part of the Company’s lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2021.

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			May 3, 2014		October 26, 2013
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Secured Notes:
2020 Notes	2020	6.875%	$300,000	7.26%	$300,000	7.26%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	300,000	4.83%
Capital lease obligations	2016	5.671%	2,851	5.41%	4,600	5.50%
Total long-term debt			602,851		604,600
Less:
Unamortized discount			5,122		5,396
Current portion of long-term debt			2,277		2,996
Long-term debt, net of current portion			$595,452		$596,208
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
The 2023 Notes bear interest payable semi-annually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the six months ended May 3, 2014.
As of May 3, 2014, and October 26, 2013, the fair value of the 2023 Notes was approximately $288.0 million and $281.1 million, respectively, which was estimated based on broker trading prices.
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
Senior Secured Notes
In January 2010, the Company issued $300.0 million in aggregate principal amount of the 2018 Notes and $300.0 million in aggregate principal amount of 6.875% senior secured notes due 2020 (the “2020 Notes,” and together with the 2018 Notes, the “Senior Secured Notes”) pursuant to separate indentures, each dated as of January 20, 2010, between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the Senior Secured Notes and Wells Fargo Bank, National Association as the trustee (the “2020 Indenture” and “2018 Indenture,” respectively). The Senior Secured Notes bear interest payable semi-annually on January 15 and July 15 of each year. During the three months ended April 27, 2013, the Company paid $300.0 million to pay in full the principal of the 2018 Notes. The Company’s obligations under the 2020 Notes are—and prior to January 22, 2013, the Company’s obligations under the 2018 Notes were—guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets. See Note 16, “Guarantor and Non-Guarantor Subsidiaries,” of the Notes to Condensed Consolidated Financial Statements.
As of May 3, 2014, and October 26, 2013, the fair value of the 2020 Notes was approximately $321.8 million and $324.4 million, respectively, which was estimated based on broker trading prices.
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
These covenants are subject to a number of limitations and exceptions set forth in the 2020 Indenture. The 2020 Indenture also includes customary events of default, including cross-defaults to other debts of the Company and its subsidiaries. Prior to discharge, the 2018 Indenture contained covenants and events of default substantially similar to those in the 2020 Indenture.
Senior Secured Credit Facility
In October 2008, the Company entered into a credit agreement for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (“Senior Secured Credit Facility”). The credit agreement was subsequently amended in January 2010, June 2011, October 2013 and April 2014, to, among other things, remove and update certain covenants, reduce interest rates on the term loan facility, reduce interest rates and fees on the revolving credit facility, and extend the maturity date of the revolving credit facility to January 7, 2015. The term loan was prepaid in full, and there were no principal amounts or commitments outstanding under the term loan facility as of either May 3, 2014, or October 26, 2013.
The Company may borrow under the revolving credit facility in the future for ongoing working capital and other general corporate purposes. There were no principal amounts outstanding under the revolving credit facility, and the full $125.0 million was available for future borrowing under the revolving credit facility as of May 3, 2014, and October 26, 2013.
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
Debt Maturities
As of May 3, 2014, our aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2014 (remaining six months)	$1,275
2015	1,286
2016	290
2017	—
2018	—
Thereafter	600,000
Total	$602,851

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended May 3, 2014, and April 27, 2013, respectively (in thousands):

	Accrued Warranty
	Six Months Ended
	May 3, 2014	April 27, 2013
Beginning balance	$15,915	$14,453
Liabilities accrued for warranties issued during the period	2,288	2,263
Warranty claims paid and used during the period	(2,987)	(3,910)
Changes in liability for pre-existing warranties during the period	(383)	(1,607)
Ending balance	$14,833	$11,199

In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of May 3, 2014, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
Manufacturing and Purchase Commitments
Brocade has manufacturing arrangements with contract manufacturers (“CMs”) under which Brocade provides 12 month product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. Brocade issues purchase orders and the CMs then generate invoices based on prices and payment terms mutually agreed upon and set forth in those purchase orders. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs.
As of May 3, 2014, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $158.7 million, which the Company expects to utilize during future normal ongoing operations within the next 12 months, net of a purchase commitments reserve of $3.3 million, which is reported within “Other accrued liabilities” in the Condensed Consolidated Balance Sheet as of May 3, 2014. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations.
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

10. Derivative Instruments and Hedging Activities
In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk. The Company currently does not enter into derivative instruments to manage credit risk. Instead, the Company manages its exposure to credit risk through its investment policies. The Company generally enters into derivative transactions with high-credit quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty based on its analysis of that counterparty’s relative credit standing.
The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed the Company’s obligations with that counterparty.
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the three and six months ended May 3, 2014, and April 27, 2013, were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements.
The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than fifteen months. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive income was not significant for the three and six months ended May 3, 2014, and April 27, 2013.
Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income (loss), net.” The amount recorded on ineffective cash flow hedges was not significant for the three and six months ended May 3, 2014, and April 27, 2013, respectively.
Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
Cost of revenues	$48	$(4)	$120	$29
Research and development	(285)	60	(585)	55
Sales and marketing	182	(24)	421	142
General and administrative	16	(3)	38	5
Total	$(39)	$29	$(6)	$231
We may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency, if the currency is difficult or too expensive to hedge, or if such exposure or the associated risk is insignificant. The net foreign currency exchange gains and losses recorded as part of “Interest and other income (loss), net” were losses of $0.1 million and $0.2 million for the three and six months ended May 3, 2014, respectively, and losses of $0.1 million and gains of $0.1 million for the three and six months ended April 27, 2013, respectively.
Gross unrealized loss positions are recorded within “Other accrued liabilities” and “Other non-current liabilities,” and gross unrealized gain positions are recorded within “Prepaid expenses and other current assets.” As of May 3, 2014, the Company had gross unrealized loss positions of $0.6 million and gross unrealized gain positions of $1.3 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.

Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In U.S. dollars	As of May 3, 2014	As of October 26, 2013	As of May 3, 2014	As of October 26, 2013
Euro	$20,302	$16,012	$—	$25,478
British pound	13,332	25,053	—	—
Indian rupee	8,822	17,444	—	—
Singapore dollar	6,382	12,867	—	—
Japanese yen	6,162	16,172	—	—
Swiss franc	5,741	11,066	—	—
Total	$60,741	$98,614	$—	$25,478

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

11. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, was included in the following line items of the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
Cost of revenues	$3,474	$3,541	$6,617	$7,487
Research and development	4,422	4,500	8,757	9,185
Sales and marketing	8,462	8,012	15,227	16,157
General and administrative	4,694	3,119	9,039	5,493
Total stock-based compensation	$21,052	$19,172	$39,640	$38,322

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Six Months Ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
Stock options, including variable options	$1,249	$781	$2,530	$990
Restricted stock units, including stock units with market conditions (altogether “RSUs”)	17,404	13,479	31,987	27,149
Employee stock purchase plan (“ESPP”)	2,399	4,912	5,123	10,183
Total stock-based compensation	$21,052	$19,172	$39,640	$38,322
The following table presents the unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of May 3, 2014, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$5,463	1.60
RSUs	$92,562	1.79
ESPP	$3,158	0.86

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended
	May 3, 2014		April 27, 2013
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	250	$3.32	2,625	$2.37
RSUs	1,108	$10.05	4,646	$5.61
The total intrinsic value of stock options exercised for the six months ended May 3, 2014, and April 27, 2013, was $17.5 million and $13.3 million, respectively.

12. Accumulated Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) for the three months ended May 3, 2014, and April 27, 2013, are as follows (in thousands):

	Three Months Ended
	May 3, 2014			April 27, 2013
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$1,248	$(154)	$1,094	$(2,142)	$227	$(1,915)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	39	(7)	32	(29)	(3)	(32)
Net unrealized gains (losses) on cash flow hedges	1,287	(161)	1,126	(2,171)	224	(1,947)
Foreign currency translation adjustments	1,298	—	1,298	(1,762)	—	(1,762)
Total other comprehensive income (loss)	$2,585	$(161)	$2,424	$(3,933)	$224	$(3,709)
The tax effects allocated to each component of other comprehensive income (loss) for the six months ended May 3, 2014, and April 27, 2013, are as follows (in thousands):

	Six Months Ended
	May 3, 2014			April 27, 2013
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$227	$(57)	$170	$(1,969)	$(23)	$(1,992)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	6	(5)	1	(231)	21	(210)
Net unrealized gains (losses) on cash flow hedges	233	(62)	171	(2,200)	(2)	(2,202)
Foreign currency translation adjustments	475	—	475	(2,142)	—	(2,142)
Total other comprehensive income (loss)	$708	$(62)	$646	$(4,342)	$(2)	$(4,344)

(1)
For Condensed Consolidated Statements of Operations classification of amounts reclassified from Accumulated Other Comprehensive Income (Loss), see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements.

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended May 3, 2014, and April 27, 2013, are as follows (in thousands):

	Six Months Ended
	May 3, 2014			April 27, 2013
	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Beginning balance	$267	$(13,711)	$(13,444)	$2,390	$(12,257)	$(9,867)
Change in unrealized gains and losses	170	475	645	(1,992)	(2,142)	(4,134)
Net gains and losses reclassified into earnings	1	—	1	(210)	—	(210)
Net current-period other comprehensive income (loss)	171	475	646	(2,202)	(2,142)	(4,344)
Ending balance	$438	$(13,236)	$(12,798)	$188	$(14,399)	$(14,211)

13. Income Taxes
In general, the Company’s provision for income taxes differs from tax computed at the U.S. federal statutory tax rate of 35% due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits.    The effective tax rates for the three and six months ended May 3, 2014, were higher than the federal statutory rate of 35% primarily due to a goodwill impairment charge of $83.4 million, which is non-deductible for tax purposes, and an increase in certain unrecognized tax benefits, partially offset by an increase of earnings in foreign jurisdictions taxed at rates lower than the U.S. federal statutory tax rate.
The effective tax rate for the three months ended April 27, 2013, was lower than the federal statutory rate of 35% primarily due to a discrete benefit from reserve releases resulting from audit settlements. In addition, the effective tax rate for the six months ended April 27, 2013, was higher than the federal statutory tax rate of 35% primarily due to a charge of $78.2 million to reduce our previously recognized California deferred tax assets as a result of a change in California tax law. This charge was partially offset by the effect of change in foreign earnings, discrete benefits from reserve releases resulting from audit settlements, and an increase in the federal research and development tax credit that was reinstated on January 2, 2013, for calendar year 2013 and made retroactive to January 1, 2012.
The total amount of net unrecognized tax benefits of $81.3 million as of May 3, 2014, would affect the Company’s effective tax rate, if recognized. The timing of the closure of audits is highly uncertain and it is reasonably possible that the balance of unrecognized tax benefits could change during the remainder of fiscal year 2014.
The IRS and other tax authorities regularly examine the Company’s income tax returns. The IRS is currently examining fiscal years 2009 and 2010. In addition, the Company is in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. The Company believes that reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. The Company believes that before the end of fiscal year 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, the Company estimates the range of potential decreases in underlying uncertain tax positions is between $0 and $5.0 million in the next 12 months.
The Company believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its deferred tax assets except for certain California deferred tax assets and capital loss carryforwards. Accordingly, the Company applies a valuation allowance to the California deferred tax assets due to the change in California law in 2012 and to capital loss carryforwards due to the limited carryforward periods of these tax assets.

14. Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. Currently, the Company’s CODM is its Chief Executive Officer.
Prior to the second quarter of fiscal year 2014, Brocade was organized into four operating segments, and three individually reportable segments, summarized as follows:

Operating Segments	Individually Reportable Segments (1)
SAN Products	SAN Products
Global Services	Global Services
Ethernet Switching & IP Routing ADP	IP Networking Products (2)

(1)	These reportable segments were organized principally by product category.

(2)	Ethernet Switching & IP Routing and ADP were combined to form the reportable segment: IP Networking Products.
In the second quarter of fiscal year 2014, Brocade changed its internal financial reporting, realigning it with the changes in Brocade’s strategic focus on key technology segments. As a result of this change, the number of the Company’s operating segments was reduced from four to three operating segments. Ethernet Switching & IP Routing and ADP business components were combined into the IP Networking Products operating segment, and separate discrete financial information is no longer available for either Ethernet Switching & IP Routing or ADP components. The reportable segments did not change as a result of this change in the Company’s internal financial reporting. Therefore the restatement of previously reported segment information is not necessary.
At this time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of May 3, 2014, were attributable to its U.S. operations.
Summarized financial information by reportable segment for the three and six months ended May 3, 2014, and April 27, 2013, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended May 3, 2014
Net revenues	$321,164	$121,116	$94,630	$536,910
Cost of revenues	84,514	57,757	40,347	182,618
Gross margin	$236,650	$63,359	$54,283	$354,292
Three months ended April 27, 2013
Net revenues	$319,088	$132,658	$87,038	$538,784
Cost of revenues	87,897	76,702	40,073	204,672
Gross margin	$231,191	$55,956	$46,965	$334,112
Six months ended May 3, 2014
Net revenues	$676,620	$240,865	$183,960	$1,101,445
Cost of revenues	177,455	118,443	78,585	374,483
Gross margin	$499,165	$122,422	$105,375	$726,962
Six months ended April 27, 2013
Net revenues	$680,822	$273,171	$173,520	$1,127,513
Cost of revenues	184,850	154,124	80,502	419,476
Gross margin	$495,972	$119,047	$93,018	$708,037

15. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
Basic net income (loss) per share
Net income (loss)	$(13,684)	$46,949	$67,200	$25,694
Weighted-average shares used in computing basic net income (loss) per share	436,167	453,133	438,370	453,988
Basic net income (loss) per share	$(0.03)	$0.10	$0.15	$0.06
Diluted net income (loss) per share
Net income (loss)	$(13,684)	$46,949	$67,200	$25,694
Weighted-average shares used in computing basic net income (loss) per share	436,167	453,133	438,370	453,988
Dilutive potential common shares in the form of stock options	—	3,744	2,435	4,109
Dilutive potential common shares in the form of other share-based awards	—	10,042	11,194	8,523
Weighted-average shares used in computing diluted net income (loss) per share	436,167	466,919	451,999	466,620
Diluted net income (loss) per share	$(0.03)	$0.10	$0.15	$0.06
Antidilutive potential common shares in the form of (1)
Stock options	7,458	14,940	2,250	15,382
Other share-based awards	9,873	6	1,014	250

(1)	These amounts are excluded from the computation of diluted net income (loss) per share.

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

•
Upon the discharge of the guarantees under the credit facility and any other debt guaranteed by the applicable subsidiary provided that the credit facility has been paid in full and the applicable series of senior secured notes have an investment-grade rating from both Standard & Poor’s and Moody’s;

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
The following is the condensed consolidating balance sheet as of May 3, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$431,158	$8,403	$698,052	$—	$1,137,613
Accounts receivable, net	115,769	12	78,023	—	193,804
Inventories	43,088	—	(2,315)	—	40,773
Intercompany receivables	—	476,800	—	(476,800)	—
Other current assets	152,246	112	11,595	291	164,244
Total current assets	742,261	485,327	785,355	(476,509)	1,536,434
Property and equipment, net	438,747	325	13,650	—	452,722
Investment in subsidiaries	1,116,621	—	—	(1,116,621)	—
Other non-current assets	1,534,165	82,020	3,568	—	1,619,753
Total assets	$3,831,794	$567,672	$802,573	$(1,593,130)	$3,608,909
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,749	$—	$17,203	$—	$79,952
Current portion of long-term debt	2,277	—	—	—	2,277
Intercompany payables	412,299	—	64,501	(476,800)	—
Other current liabilities	312,899	4,550	122,220	291	439,960
Total current liabilities	790,224	4,550	203,924	(476,509)	522,189
Long-term debt, net of current portion	595,452	—	—	—	595,452
Other non-current liabilities	110,371	—	45,150	—	155,521
Total liabilities	1,496,047	4,550	249,074	(476,509)	1,273,162
Total stockholders’ equity	2,335,747	563,122	553,499	(1,116,621)	2,335,747
Total liabilities and stockholders’ equity	$3,831,794	$567,672	$802,573	$(1,593,130)	$3,608,909

The following is the condensed consolidating balance sheet as of October 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$396,710	$9,301	$580,986	$—	$986,997
Accounts receivable, net	159,436	328	89,834	—	249,598
Inventories	40,072	—	5,272	—	45,344
Intercompany receivables	—	464,443	—	(464,443)	—
Other current assets	127,709	7	11,395	1,753	140,864
Total current assets	723,927	474,079	687,487	(462,690)	1,422,803
Property and equipment, net	457,054	567	15,319	—	472,940
Investment in subsidiaries	1,026,247	—	—	(1,026,247)	—
Other non-current assets	1,626,031	95,624	3,993	—	1,725,648
Total assets	$3,833,259	$570,270	$706,799	$(1,488,937)	$3,621,391
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,190	$28	$20,000	$—	$88,218
Current portion of long-term debt	2,996	—	—	—	2,996
Intercompany payables	409,590	—	54,853	(464,443)	—
Other current liabilities	335,261	7,075	125,360	1,753	469,449
Total current liabilities	816,037	7,103	200,213	(462,690)	560,663
Long-term debt, net of current portion	596,208	—	—	—	596,208
Other non-current liabilities	74,201	—	43,506	—	117,707
Total liabilities	1,486,446	7,103	243,719	(462,690)	1,274,578
Total stockholders’ equity	2,346,813	563,167	463,080	(1,026,247)	2,346,813
Total liabilities and stockholders’ equity	$3,833,259	$570,270	$706,799	$(1,488,937)	$3,621,391

The following is the condensed consolidating statement of operations for the three months ended May 3, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$313,634	$582	$222,694	$—	$536,910
Intercompany revenues	7,422	—	3,136	(10,558)	—
Total net revenues	321,056	582	225,830	(10,558)	536,910
Cost of revenues	121,481	2,206	57,400	1,531	182,618
Intercompany (income) cost of revenues	(14,985)	—	25,543	(10,558)	—
Total cost of revenues	106,496	2,206	82,943	(9,027)	182,618
Gross margin (loss)	214,560	(1,624)	142,887	(1,531)	354,292
Operating expenses	287,601	261	47,766	(1,531)	334,097
Intercompany operating expenses (income)	(46,576)	(7,356)	53,932	—	—
Total operating expenses	241,025	(7,095)	101,698	(1,531)	334,097
Income (loss) from operations	(26,465)	5,471	41,189	—	20,195
Other income (expense)	(9,445)	(8)	199	—	(9,254)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	(35,910)	5,463	41,388	—	10,941
Income tax expense	22,853	—	1,772	—	24,625
Equity in net earnings (losses) of subsidiaries	45,078	—	—	(45,078)	—
Net income (loss)	$(13,685)	$5,463	$39,616	$(45,078)	$(13,684)

The following is the condensed consolidating statement of operations for the three months ended April 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$313,525	$1,056	$224,203	$—	$538,784
Intercompany revenues	6,453	—	6,470	(12,923)	—
Total net revenues	319,978	1,056	230,673	(12,923)	538,784
Cost of revenues	131,123	11,649	59,726	2,174	204,672
Intercompany (income) cost of revenues	(18,103)	—	31,026	(12,923)	—
Total cost of revenues	113,020	11,649	90,752	(10,749)	204,672
Gross margin (loss)	206,958	(10,593)	139,921	(2,174)	334,112
Operating expenses	196,641	10,232	72,234	(2,174)	276,933
Intercompany operating expenses (income)	(42,281)	(7,446)	49,727	—	—
Total operating expenses	154,360	2,786	121,961	(2,174)	276,933
Income (loss) from operations	52,598	(13,379)	17,960	—	57,179
Other income (expense)	(7,421)	50	(3,030)	—	(10,401)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	45,177	(13,329)	14,930	—	46,778
Income tax expense (benefit)	(2,817)	866	1,780	—	(171)
Equity in net earnings (losses) of subsidiaries	(1,045)	—	—	1,045	—
Net income (loss)	$46,949	$(14,195)	$13,150	$1,045	$46,949

The following is the condensed consolidating statement of operations for the six months ended May 3, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$636,750	$1,381	$463,314	$—	$1,101,445
Intercompany revenues	13,815	—	6,677	(20,492)	—
Total net revenues	650,565	1,381	469,991	(20,492)	1,101,445
Cost of revenues	242,113	8,822	120,523	3,025	374,483
Intercompany (income) cost of revenues	(30,159)	—	50,651	(20,492)	—
Total cost of revenues	211,954	8,822	171,174	(17,467)	374,483
Gross margin (loss)	438,611	(7,441)	298,817	(3,025)	726,962
Operating expenses	479,797	6,919	101,586	(3,025)	585,277
Intercompany operating expenses (income)	(89,740)	(14,448)	104,188	—	—
Total operating expenses	390,057	(7,529)	205,774	(3,025)	585,277
Income (loss) from operations	48,554	88	93,043	—	141,685
Other income (expense)	(19,837)	(134)	185	—	(19,786)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	28,717	(46)	93,228	—	121,899
Income tax expense	51,284	—	3,415	—	54,699
Equity in net earnings (losses) of subsidiaries	89,767	—	—	(89,767)	—
Net income (loss)	$67,200	$(46)	$89,813	$(89,767)	$67,200

The following is the condensed consolidating statement of operations for the six months ended April 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$676,580	$2,123	$448,810	$—	$1,127,513
Intercompany revenues	16,234	—	9,825	(26,059)	—
Total net revenues	692,814	2,123	458,635	(26,059)	1,127,513
Cost of revenues	267,745	22,213	125,291	4,227	419,476
Intercompany (income) cost of revenues	(27,222)	—	53,281	(26,059)	—
Total cost of revenues	240,523	22,213	178,572	(21,832)	419,476
Gross margin (loss)	452,291	(20,090)	280,063	(4,227)	708,037
Operating expenses	410,404	21,053	130,337	(4,227)	557,567
Intercompany operating expenses (income)	(74,885)	(14,277)	89,162	—	—
Total operating expenses	335,519	6,776	219,499	(4,227)	557,567
Income (loss) from operations	116,772	(26,866)	60,564	—	150,470
Other expense	(33,352)	(44)	(2,916)	(391)	(36,703)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	83,420	(26,910)	57,648	(391)	113,767
Income tax expense	83,035	866	4,172	—	88,073
Equity in net earnings (losses) of subsidiaries	25,699	—	—	(25,699)	—
Net income (loss)	$26,084	$(27,776)	$53,476	$(26,090)	$25,694

The following is the condensed consolidating statement of comprehensive income (loss) for the three months ended May 3, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(13,685)	$5,463	$39,616	$(45,078)	$(13,684)
Other comprehensive income (loss), net of tax:
Unrealized gains on cash flow hedges:
Change in unrealized gains and losses	—	—	1,094	—	1,094
Net gains reclassified into earnings	—	—	32	—	32
Net unrealized gains on cash flow hedges	—	—	1,126	—	1,126
Foreign currency translation adjustments	(68)	—	1,366	—	1,298
Total other comprehensive income (loss)	(68)	—	2,492	—	2,424
Total comprehensive income (loss)	$(13,753)	$5,463	$42,108	$(45,078)	$(11,260)

The following is the condensed consolidating statement of comprehensive income (loss) for the three months ended April 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$46,949	$(14,195)	$13,150	$1,045	$46,949
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(1,915)	—	(1,915)
Net gains reclassified into earnings	—	—	(32)	—	(32)
Net unrealized losses on cash flow hedges	—	—	(1,947)	—	(1,947)
Foreign currency translation adjustments	100	—	(1,862)	—	(1,762)
Total other comprehensive income (loss)	100	—	(3,809)	—	(3,709)
Total comprehensive income (loss)	$47,049	$(14,195)	$9,341	$1,045	$43,240

The following is the condensed consolidating statement of comprehensive income (loss) for the six months ended May 3, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$67,200	$(46)	$89,813	$(89,767)	$67,200
Other comprehensive income (loss), net of tax:
Unrealized gains on cash flow hedges:
Change in unrealized gains and losses	—	—	170	—	170
Net gains reclassified into earnings	—	—	1	—	1
Net unrealized gains on cash flow hedges	—	—	171	—	171
Foreign currency translation adjustments	40	—	435	—	475
Total other comprehensive income (loss)	40	—	606	—	646
Total comprehensive income (loss)	$67,240	$(46)	$90,419	$(89,767)	$67,846

The following is the condensed consolidating statement of comprehensive income (loss) for the six months ended April 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$26,084	$(27,776)	$53,476	$(26,090)	$25,694
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(1,992)	—	(1,992)
Net gains reclassified into earnings	—	—	(210)	—	(210)
Net unrealized losses on cash flow hedges	—	—	(2,202)	—	(2,202)
Foreign currency translation adjustments	498	—	(2,640)	—	(2,142)
Total other comprehensive income (loss)	498	—	(4,842)	—	(4,344)
Total comprehensive income (loss)	$26,582	$(27,776)	$48,634	$(26,090)	$21,350

The following is the condensed consolidating statement of cash flows for the six months ended May 3, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$165,349	$(898)	$113,262	$—	$277,713
Cash flows from investing activities:
Purchases of property and equipment	(23,773)	—	(3,622)	—	(27,395)
Purchases of non-marketable minority equity investments	(223)	—	—	—	(223)
Proceeds from sale of network adapter business	3,081	—	6,914	—	9,995
Proceeds from collection of note receivable	250	—	—	—	250
Net cash provided by (used in) investing activities	(20,665)	—	3,292	—	(17,373)
Cash flows from financing activities:
Payment of principal related to capital leases	(1,749)	—	—	—	(1,749)
Common stock repurchases	(190,432)	—	—	—	(190,432)
Proceeds from issuance of common stock	54,530	—	—	—	54,530
Excess tax benefits from stock-based compensation	27,415	—	—	—	27,415
Net cash used in financing activities	(110,236)	—	—	—	(110,236)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	512	—	512
Net increase (decrease) in cash and cash equivalents	34,448	(898)	117,066	—	150,616
Cash and cash equivalents, beginning of period	396,710	9,301	580,986	—	986,997
Cash and cash equivalents, end of period	$431,158	$8,403	$698,052	$—	$1,137,613

The following is the condensed consolidating statement of cash flows for the six months ended April 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$96,996	$2,521	$79,588	$—	$179,105
Cash flows from investing activities:
Purchases of property and equipment	(27,887)	(23)	(3,658)	—	(31,568)
Net cash acquired (paid) in connection with acquisition	(44,769)	140	—	—	(44,629)
Net cash provided by (used in) investing activities	(72,656)	117	(3,658)	—	(76,197)
Cash flows from financing activities:
Proceeds from senior unsecured notes	296,250	—	—	—	296,250
Payment of debt issuance costs related to senior unsecured notes	(549)	—	—	—	(549)
Payment of principal related to senior secured notes	(300,000)	—	—	—	(300,000)
Payment of principal related to capital leases	(975)	—	—	—	(975)
Common stock repurchases	(86,179)	—	—	—	(86,179)
Proceeds from issuance of common stock	35,899	—	—	—	35,899
Excess tax benefits from stock-based compensation	5,440	—	—	—	5,440
Net cash used in financing activities	(50,114)	—	—	—	(50,114)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(1,722)	—	(1,722)
Net increase (decrease) in cash and cash equivalents	(25,774)	2,638	74,208	—	51,072
Cash and cash equivalents, beginning of period	284,466	680	428,080	—	713,226
Cash and cash equivalents, end of period	$258,692	$3,318	$502,288	$—	$764,298

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

Overview
We are a leading supplier of networking equipment and software for businesses and organizations of many types and sizes. Our end customers include global enterprises that use our products and services as part of their communications infrastructure, and service providers such as telecommunication firms, cable operators and mobile carriers who use our products and services as part of their production operations. Our products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturer (“OEM”) partners, distributors, systems integrators, and value-added resellers, as well as directly to end users by our sales force. Our business model is focused on two key markets: our Storage Area Networking (“SAN”) business, where we offer Fibre Channel (“FC”) SAN backbones, directors, fixed form factor switches and embedded switches, and our Internet Protocol (“IP”) Networking business, where we offer IP routers, Ethernet switches, network security and monitoring, as well as products used to manage application delivery. Our IP products are available in modular, fixed, and virtualized or software form factors and can be deployed in both traditional network designs and full-featured Ethernet fabrics. We also provide product-related customer support and services in both our SAN business and our IP Networking business.
We expect growth opportunities in the SAN market over time to be driven by key customer Information Technology (“IT”) initiatives such as server virtualization, enterprise mobility, data center consolidation, and migration to higher performance technologies, such as solid state storage and cloud computing initiatives. Our IP Networking business strategies are intended to increase new customer accounts and expand our market share through product innovation, such as our Ethernet fabric and virtualized software networking products (also known as software-defined networking, or “SDN,” and Network Functions Virtualization, or “NFV”), and the development and expansion of our routes to market. The success of Ethernet fabrics, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures and our future success in this area would be negatively impacted if this technological transition does not occur at the anticipated rate or at all. While our NFV revenues have not been material to date, customer interest in NFV is very high and we believe that customers prefer to buy networking products from suppliers that offer a portfolio of solutions that address their current and future needs. We plan to continue to support our SAN and IP Networking growth plans by continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging technologies (such as SDN and NFV), new product introductions, and enhancing our existing partnerships and forming new ones through our various distribution channels.
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
We previously disclosed that this change in focus will also result in a rebalancing of resources away from certain non-key areas of our business, which has impacted our ability to generate revenue from certain products, markets, geographies and customers. In the second quarter of fiscal year 2014, we made a strategic decision to reduce our investment in the hardware-based ADX products and to increase investment in the software-based ADX products for the Layer 4-7 market. As a result of this change in strategy, we expect hardware-based ADX and related support revenue to be negatively impacted by $20 million to $40 million on an annualized basis. Based on the decrease in the hardware-based ADX revenue forecast, we recognized an $83 million non-cash goodwill impairment charge during the second quarter of fiscal year 2014.
Combined with the other rebalancing actions taken through the first quarter of fiscal year 2014, which, among other actions, included divestiture of our network adapter business and a change in our wireless business strategy, we believe our changes in strategic direction will cause our annualized revenues in fiscal year 2014 to be lower by approximately $80 million to $100 million compared with fiscal year 2013.

We continue to face multiple challenges, including aggressive price discounting from competitors, new product introductions from competitors, rapid adoption of new technologies by customers, an uneven recovery in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as uncertain federal government spending in the United States. We are also cautious about the stability and health of certain international markets, including China, and current global and country-specific dynamics, including inflationary risks in China. These factors may impact our business and that of our partners. While the diversified portfolio of products that we offer helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long term, it is difficult for us to offset short-term reductions in IT spending, which may adversely affect our financial results and stock price.
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
Our plans for our operating cash flows are to provide liquidity for operations, to repurchase our stock to reduce the dilutive effects of our equity award programs and, from time to time, we may also opportunistically repurchase our stock under our previously announced stock repurchase programs. In addition, we may use our operating cash flows to strengthen our networking portfolios through acquisitions and strategic investments. In September 2013, we announced our intent to return at least 60% of our adjusted free cash flow, which we define as operating cash flow adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditures, to investors in the form of share repurchases or dividends. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. The first dividend payment will be made on July 2, 2014, to stockholders of record as of the close of market on June 10, 2014. Future dividend payments are subject to review and approval by our Board of Directors.

Results of Operations
Our results of operations for the three and six months ended May 3, 2014, and April 27, 2013, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products, and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 3, 2014	% of Net Revenues	April 27, 2013	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$321,164	59.8%	$319,088	59.2%	$2,076	0.7%
IP Networking Products	121,116	22.6%	132,658	24.6%	(11,542)	(8.7)%
Global Services	94,630	17.6%	87,038	16.2%	7,592	8.7%
Total net revenues	$536,910	100.0%	$538,784	100.0%	$(1,874)	(0.3)%

	Six Months Ended
	May 3, 2014	% of Net Revenues	April 27, 2013	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$676,620	61.4%	$680,822	60.4%	$(4,202)	(0.6)%
IP Networking Products	240,865	21.9%	273,171	24.2%	(32,306)	(11.8)%
Global Services	183,960	16.7%	173,520	15.4%	10,440	6.0%
Total net revenues	$1,101,445	100.0%	$1,127,513	100.0%	$(26,068)	(2.3)%

The decrease in total net revenues for the three months ended May 3, 2014, compared to the three months ended April 27, 2013, primarily reflects lower sales for our IP Networking products, partially offset by increase in sales for our Global Services and SAN products.

•
The increase in SAN product revenues was caused by an increase in switch and server product revenues, partially offset by a decrease in director product revenue, due to demand changes from our OEM partners. We continue to maintain a positive view of the long-term SAN market despite a soft storage market in the near term. Our average selling price per port decreased by 4.4% during the three months ended May 3, 2014, which was offset by the 5.3% increase in the number of ports shipped during the same period, resulting in higher SAN product revenues for the three months ended May 3, 2014;

•
The decrease in IP Networking product revenues primarily reflects lower revenues from our IP routing, adapter, and application delivery products due to the divestiture of the network adapter business, our shift in strategy with respect to our ADX product line, our wireless business and certain other product lines. These decreases were partially offset by an increase in our Ethernet switch products for data center and campus customers. Based on our analysis of the information we collect in our sales management system, we estimate that revenues from our U.S. federal government and enterprise end customers, as well as network carrier customers have decreased for the three months ended May 3, 2014, compared with the three months ended April 27, 2013. The decrease in revenues from our U.S. federal government, enterprise end customers, and network carrier customers is due to the current challenging U.S. federal budget environment and due to lower demand from our enterprise and network carrier end customers. As the percentage of our IP Networking products being sold through two-tier distribution has increased, it has become increasingly difficult to quantify our revenues by end customer, and, therefore, these results are based solely on our estimates; and

•
The increase in Global Services revenues was primarily attributable to an additional week of amortized support revenue from the 14-week quarter in the second quarter of fiscal year 2014 and an increase in the revenue recognized from sales of initial support contracts and renewal support contracts for our SAN products, partially offset by a decrease in the sale of professional services.

The decrease in total net revenues for the six months ended May 3, 2014, compared with the six months ended April 27, 2013, reflects lower sales of our IP Networking and SAN products, partially offset by higher sales of our Global Services offerings, as further described below.

•
The decrease in SAN product revenues was caused by a decrease in director product revenue, partially offset by an increase in switch and server product revenues, due to demand changes from our OEM partners. We continue to maintain a positive view of the long-term SAN market despite a soft storage market in the near term. Our average selling price per port decreased by 4.3% during the six months ended May 3, 2014, as compared with the same period in the prior year, which was partially offset by the 3.8% increase in the number of ports shipped during the same period;

•
The decrease in IP Networking product revenues primarily reflects lower revenues from our IP routing and application delivery products. Based on our analysis of the information we collect in our sales management system, we estimate that revenues from our U.S. federal government and enterprise end customers, as well as network carrier customers, have decreased for the six months ended May 3, 2014, compared with the six months ended April 27, 2013. The decrease in revenues from our U.S. federal government and enterprise end customers is due to the current challenging federal budget environment, and due to lower demand in the United States and Japan. As the percentage of our IP Networking products being sold through two-tier distribution has increased, it has become increasingly difficult to quantify our revenues by end customer, and, therefore, these results are based solely on our estimates; and

•
The increase in Global Services revenues was primarily attributable to an additional week of amortized support revenue from the 14-week quarter in the second quarter of fiscal year 2014 and an increase in the revenue recognized from sales of initial support contracts and renewal support contracts for both our SAN products and IP Networking products.

Our total net revenues by geographic area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 3, 2014	% of Net Revenues	April 27, 2013	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$314,216	58.5%	$314,581	58.4%	$(365)	(0.1)%
Europe, the Middle East and Africa (1)	141,903	26.4%	145,673	27.0%	(3,770)	(2.6)%
Asia Pacific	41,402	7.7%	42,001	7.8%	(599)	(1.4)%
Japan	25,999	4.9%	27,356	5.1%	(1,357)	(5.0)%
Canada, Central and South America	13,390	2.5%	9,173	1.7%	4,217	46.0%
Total net revenues	$536,910	100.0%	$538,784	100.0%	$(1,874)	(0.3)%

(1)	Includes net revenues of $89.9 million and $93.4 million for the three months ended May 3, 2014, and the three months ended April 27, 2013, respectively, relating to the Netherlands.

	Six Months Ended
	May 3, 2014	% of Net Revenues	April 27, 2013	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$638,131	57.9%	$678,633	60.2%	$(40,502)	(6.0)%
Europe, the Middle East and Africa (2)	299,831	27.2%	288,091	25.5%	11,740	4.1%
Asia Pacific	92,458	8.4%	89,052	7.9%	3,406	3.8%
Japan	46,079	4.2%	52,835	4.7%	(6,756)	(12.8)%
Canada, Central and South America	24,946	2.3%	18,902	1.7%	6,044	32.0%
Total net revenues	$1,101,445	100.0%	$1,127,513	100.0%	$(26,068)	(2.3)%

(2)	Includes net revenues of $192.9 million and $177.4 million for the six months ended May 3, 2014, and the six months ended April 27, 2013, respectively, relating to the Netherlands.
Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but end-user location data does indicate that international revenues comprise a larger percentage of our total net revenues than the attributed revenues above may indicate.
International revenues for the three months ended May 3, 2014, were relatively unchanged as a percentage of total net revenues compared to the three months ended April 27, 2013. International revenues for the six months ended May 3, 2014, increased as a percentage of total net revenues compared with the six months ended April 27, 2013, primarily due to lower revenue from IP Networking products sold into the U.S federal market.
A significant portion of our revenues are concentrated among a relatively small number of OEM customers. For the three months ended May 3, 2014, four customers accounted for 17%, 16%, 12%, and 11%, respectively, of our total net revenues for a combined total of 56% of total net revenues. For the three months ended April 27, 2013, three customers accounted for 18%, 16%, and 11%, respectively, of our total net revenues for a combined total of 45% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of, these customers could seriously harm our financial condition and results of operations.
Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 3, 2014	% of Net Revenues	April 27, 2013	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$236,650	73.7%	$231,191	72.5%	$5,459	1.2%
IP Networking Products	63,359	52.3%	55,956	42.2%	7,403	10.1%
Global Services	54,283	57.4%	46,965	54.0%	7,318	3.4%
Total gross margin	$354,292	66.0%	$334,112	62.0%	$20,180	4.0%

	Six Months Ended
	May 3, 2014	% of Net Revenues	April 27, 2013	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$499,165	73.8%	$495,972	72.8%	$3,193	1.0%
IP Networking Products	122,422	50.8%	119,047	43.6%	3,375	7.2%
Global Services	105,375	57.3%	93,018	53.6%	12,357	3.7%
Total gross margin	$726,962	66.0%	$708,037	62.8%	$18,925	3.2%
The gross margin percentage for each reportable segment increased for the three months ended May 3, 2014, compared with the three months ended April 27, 2013, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased primarily due to a 1.2% decrease in manufacturing overhead costs primarily due to lower headcount, lower freight costs, and lower outside services spending, partially offset by an increase in variable performance-based compensation and an additional week of payroll expense from the 14-week quarter in the second quarter of fiscal year 2014;

•
IP Networking gross margins relative to net revenues increased primarily due to a 6.9% decrease in amortization of IP Networking-related intangible assets, as most of these assets were acquired during the acquisition of Foundry Networks, LLC (“Foundry”) and were fully amortized prior to the three months ended May 3, 2014. In addition, manufacturing overhead costs decreased 2.3%, relative to net revenues, primarily due to lower overhead labor cost, lower freight costs, and lower outside services spending, partially offset by an increase in variable performance-based compensation and an additional week of payroll expense from the 14-week quarter in the second quarter of fiscal year 2014. Product costs also decreased 1.4%, relative to net revenues, which is mainly attributable to a more favorable mix of IP Networking products as well as product cost reductions resulting from our ongoing efforts to reduce costs with our suppliers; and

•
Global Services gross margins relative to net revenues increased primarily due to a 3.2% decrease in service and support costs relative to net revenues, due to a decrease in period costs resulting primarily from lower overhead labor cost, and lower rework expenses, partially offset by an increase in variable performance-based compensation for the three months ended May 3, 2014. The decrease in service and support costs relative to net revenues was also due to lower legal, IT and facilities expenses allocated to Global Services.
Gross margin percentage for each reportable segment increased for the six months ended May 3, 2014, compared with the six months ended April 27, 2013, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased due to a 0.9% decrease in manufacturing overhead costs primarily due to lower overhead labor cost, lower freight costs and lower outside services spending, partially offset by an increase in variable performance-based compensation and an additional week of payroll expense from the 14-week quarter in the second quarter of fiscal year 2014. In addition, SAN gross margins relative to net revenues increased due to a 0.2% decrease in amortization of SAN-related intangible assets, relative to net revenues. These decreases were partially offset by a 0.2% increase in product and other costs relative to net revenues;

•
IP Networking gross margins relative to net revenues increased primarily due to a 4.2% decrease in amortization of IP Networking-related intangible assets, as most of these assets were acquired during the acquisition of Foundry and were fully amortized prior to the three months ended May 3, 2014, and a 2.3% decrease in product costs, which is mainly attributable to a more favorable mix of IP Networking products as well as product cost reductions resulting from our ongoing efforts to reduce costs with our suppliers, in each case, relative to net revenues; and

•
Global Services gross margins relative to net revenues increased primarily due to a 3.3% decrease in service and support costs relative to net revenues, due to a decrease in period costs, primarily resulting from lower overhead labor cost, and lower rework expenses, partially offset by an increase in variable performance-based compensation for the six months ended May 3, 2014. The decrease in service and support costs relative to net revenues was also due to lower legal, IT and facilities expenses allocated to Global Services.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of compensation and related expenses for personnel engaged in engineering and R&D activities, fees paid to consultants and outside service providers, engineering expenses, which primarily consist of nonrecurring engineering charges and prototyping expenses related to the design, development, testing and enhancement of our products, depreciation related to engineering and test equipment, and allocated expenses related to legal, IT, facilities and other shared functions.
R&D expenses are summarized as follows (in thousands, except percentages):

	May 3, 2014		April 27, 2013
Research and development expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$90,554	16.9%	$98,429	18.3%	$(7,875)	(8.0)%
Six months ended	$177,710	16.1%	$196,119	17.4%	$(18,409)	(9.4)%
R&D expenses decreased for the three months ended May 3, 2014, compared with the three months ended April 27, 2013, due to the following (in thousands):

Increase (Decrease)
Engineering expense	$(2,959)
Expenses related to legal, IT, facilities and other shared functions	(2,450)
Depreciation and amortization expense	(1,121)
Salaries and other compensation	(882)
Various individually insignificant items	(463)
Total change	$(7,875)
Engineering expense decreased primarily due to lower nonrecurring engineering spending related to new product development and lower prototype costs for the three months ended May 3, 2014. Expenses related to legal, IT, facilities and other shared functions allocated to R&D activities decreased primarily due to overall decreased costs with respect to IT-related projects and IT personnel, due to lower facilities costs as part of our spending reduction plan, as well as due to lower overall legal expense resulting from the settlement of litigation matters during fiscal year 2013. Depreciation and amortization expense decreased primarily due to a decrease in engineering capital spending. In addition, salaries and other compensation decreased primarily due to decreased engineering headcount and a related decrease in payroll expense, partially offset by an increase in variable performance-based compensation and an additional week of payroll expense from the 14-week quarter in the second quarter of fiscal year 2014.
R&D expenses decreased for the six months ended May 3, 2014, compared with the six months ended April 27, 2013, due to the following (in thousands):

Increase (Decrease)
Engineering expense	$(5,906)
Expenses related to legal, IT, facilities and other shared functions	(5,301)
Outside services expense	(3,026)
Depreciation and amortization expense	(1,675)
Salaries and other compensation	(909)
Various individually insignificant items	(1,592)
Total change	$(18,409)
Engineering expense decreased primarily due to lower nonrecurring engineering spending related to new product development and lower prototype costs for the six months ended May 3, 2014. Expenses related to legal, IT, facilities and other shared functions allocated to R&D activities decreased overall primarily due to decreased costs with respect to IT-related projects and IT personnel, due to lower facilities costs as part of our spending reduction plan, as well as due to lower overall legal expense resulting from the settlement of litigation matters during fiscal year 2013. Outside services expense decreased primarily due to a reduction in outside engineering services and decreased support expenses for our engineering laboratories. Depreciation and amortization expense decreased primarily due to a decrease in engineering capital spending. In addition, salaries and other compensation decreased primarily due to decreased engineering headcount and a related decrease in payroll expense, partially offset by an increase in variable performance-based compensation and an additional week of payroll expense from the 14-week quarter in the second quarter of fiscal year 2014.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and allocated expenses related to legal, IT, facilities and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	May 3, 2014		April 27, 2013
Sales and marketing expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$139,597	26.0%	$145,316	27.0%	$(5,719)	(3.9)%
Six months ended	$272,262	24.7%	$294,327	26.1%	$(22,065)	(7.5)%
Sales and marketing expenses decreased for the three months ended May 3, 2014, compared with the three months ended April 27, 2013, due to the following (in thousands):

Increase (Decrease)
Expenses related to legal, IT, facilities and other shared functions	$(6,965)
Various individually insignificant items	(399)
The decrease in S&M expenses was partially offset by a increase in:
Outside services and other marketing expense	1,195
Stock-based compensation expense	450
Total change	$(5,719)
Expenses related to legal, IT, facilities and other shared functions allocated to sales and marketing activities decreased primarily due to decreased overall costs with respect to IT-related projects and IT personnel, due to lower facilities costs as part of our spending reduction plan, as well as due to lower overall legal expense resulting from the settlement of litigation matters during fiscal year 2013. Outside services and other marketing expense increased primarily due to increased costs related to our company-wide salesforce training delivered during the three months ended May 3, 2014, partially offset by lower spending on conferences and trade shows in the three months ended May 3, 2014. Stock-based compensation expense increased primarily due to an increase in the grant date per-unit fair values of restricted stock units granted to employees in recent quarters, as well as due to an increase in stock option grants made in fiscal year 2013 (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).
Sales and marketing expenses decreased for the six months ended May 3, 2014, compared with the six months ended April 27, 2013, due to the following (in thousands):

Increase (Decrease)
Expenses related to legal, IT, facilities and other shared functions	$(11,415)
Salaries and other compensation	(5,969)
Outside services and other marketing expense	(3,196)
Stock-based compensation expense	(930)
Various individually insignificant items	(555)
Total change	$(22,065)
Expenses related to legal, IT, facilities and other shared functions allocated to sales and marketing activities decreased primarily due to decreased overall costs with respect to IT-related projects and IT personnel, due to lower facilities costs as part of our spending reduction plan, as well as due to lower overall legal expense resulting from the settlement of litigation matters during fiscal year 2013. Salaries and other compensation decreased primarily due to decreased headcount, partially offset by an increase in variable performance-based compensation and an additional week of payroll expense from the 14-week quarter in the second quarter of fiscal year 2014. Outside services and other marketing expense decreased primarily due to less spending on advertising and other marketing, as well as on conferences and trade shows, in the six months ended May 3, 2014, partially offset by increased costs related to salesforce training delivered during the six months ended May 3, 2014. Stock-based compensation expense decreased primarily due to a decline in the Employee Stock Purchase Plan (“ESPP”) expense as a result of certain offering periods being closer to the end of the offering period in the six months ended May 3, 2014. Our ESPP offering periods include four purchase periods, and expense related to each of these purchase periods is amortized over six, twelve, eighteen and twenty-four months starting from the beginning date of the offering period. This results in higher amortization expense at the beginning of the offering period compared with amortization expense closer to the end of the offering period (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of compensation and related expenses for corporate management, finance and accounting, human resources, legal, IT, facilities and investor relations, as well as recruiting expenses, professional fees, and other corporate expenses, less certain expenses allocated to other functions as described above.
G&A expenses are summarized as follows (in thousands, except percentages):

	May 3, 2014		April 27, 2013
G&A expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$21,112	3.9%	$20,037	3.7%	$1,075	5.4%
Six months ended	$41,255	3.7%	$39,114	3.5%	$2,141	5.5%
G&A expenses increased for the three months ended May 3, 2014, compared with the three months ended April 27, 2013, due to the following (in thousands):

Increase (Decrease)
Stock-based compensation expense	$1,575
The increase in G&A expenses was partially offset by a decrease in:
Salaries, other compensation and other expenses	(500)
Total change	$1,075
Stock-based compensation expense increased primarily due to an increase in the grant date per-unit fair values of restricted stock units granted to employees in recent quarters, as well as due to an increase in stock option grants made in fiscal year 2013 (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements). Salaries, other compensation and other expenses decreased primarily due to decreased headcount, partially offset by an increase in variable performance based compensation and an additional week of payroll expense from the 14-week quarter in the second quarter of fiscal year 2014.
G&A expenses increased for the six months ended May 3, 2014, compared with the six months ended April 27, 2013, due to the following (in thousands):

Increase (Decrease)
Stock-based compensation expense	$3,546
The increase in G&A expenses was partially offset by a decrease in:
Salaries, other compensation and other expenses	(1,405)
Total change	$2,141
Stock-based compensation expense increased primarily due to an increase in the grant date per-unit fair values of restricted stock units granted to employees in recent quarters, as well as due to an increase in stock option grants made in fiscal year 2013 (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements). Salaries, other compensation and other expenses decreased primarily due to decreased headcount, partially offset by an increase in variable performance-based compensation and an additional week of payroll expense from the 14-week quarter in the second quarter of fiscal year 2014.
Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	May 3, 2014		April 27, 2013
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$131	—%	$13,151	2.4%	$(13,020)	(99.0)%
Six months ended	$10,014	0.9%	$28,007	2.5%	$(17,993)	(64.2)%
The decrease in amortization of intangible assets for the three and six months ended May 3, 2014, compared with the three and six months ended April 27, 2013, was primarily due to the completion of amortization of certain of our intangible assets (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
Restructuring, goodwill impairment, and other related costs. Restructuring, goodwill impairment, and other related costs are summarized as follows (in thousands, except percentages):

	May 3, 2014		April 27, 2013
Restructuring, goodwill impairment, and other related costs:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$82,703	15.4%	$—	—%	$82,703	*
Six months ended	$88,920	8.1%	$—	—%	$88,920	*

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
As we continue to balance our remaining resources related to the restructuring plan, we made the decision to reduce our investment in the hardware-based ADX products and to increase investment in the software-based ADX products for the Layer 4-7 market during the three months ended May 3, 2014. As a result of this decision, we expect hardware-based ADX and related support revenue to be negatively impacted by $20 million to $40 million on an annualized basis. Based on the decrease in the hardware-based ADX revenue forecast, we recognized an $83.4 million goodwill impairment charge during the second quarter of fiscal year 2014.

Restructuring, goodwill impairment, and other related costs for the three months ended May 3, 2014, were primarily due to the $83.4 million of goodwill impairment, slightly offset by changes in estimates for our previously established lease loss reserves.
Restructuring, goodwill impairment, and other related costs for the six months ended May 3, 2014, were primarily due to the $83.4 million in goodwill impairment and $7.3 million in estimated lease loss reserve and related costs recorded during the six months ended May 3, 2014, partially offset by a $1.8 million reduction in expense for severance and benefits due to actual cash payments made during the six months ended May 3, 2014, being lower than originally estimated (see Note 7, “Restructuring and Other Costs,” of the Notes to Condensed Consolidated Financial Statements).
We did not incur any restructuring or other related costs during the six months ended April 27, 2013.
As a result of the completion of our restructuring plan and other related spending changes, our cost of revenues and other operating expenses have been reduced by more than $100 million on an annualized basis relative to cost of revenues and other operating expenses incurred during the first quarter of fiscal year 2013. We anticipate that these savings will carry over into future periods; however, actual savings realized may differ if our assumptions are incorrect or if other unanticipated events occur. Savings may also be offset, or additional expenses incurred, if and when we make additional investments in new technologies or solutions related to our strategy in the future, or if we decide to strengthen our networking portfolios through acquisitions and strategic investments.
Combining the change in strategy for our ADX products with the other rebalancing actions taken through the first quarter of fiscal year 2014, which, among other actions, included our divestiture of our network adapter business and the change in our wireless business strategy, we believe our changes in strategic direction will cause our annualized revenues to be lower by approximately $80 million to $100 million compared with fiscal year 2013.
Gain on sale of network adapter business. During the six months ended May 3, 2014, a gain of $4.9 million was recorded in connection with the sale of our network adapter business to QLogic Corporation (“QLogic”) (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements). We had no similar divestitures during the six months ended April 27, 2013.
Interest expense. Interest expense primarily represents the interest cost associated with our senior secured notes and senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	May 3, 2014		April 27, 2013
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	(Increase)/ Decrease	% Change
Three months ended	$(9,234)	(1.7)%	$(10,432)	(1.9)%	$1,198	(11.5)%
Six months ended	$(18,430)	(1.7)%	$(36,800)	(3.3)%	$18,370	(49.9)%
Interest expense decreased for the six months ended May 3, 2014, compared with the six months ended April 27, 2013, primarily due to the $15.3 million expense that we recorded in the first quarter of fiscal year 2013, for the call premium, debt issuance costs and original issue discount relating to the redemption of our 6.625% senior secured notes due (the “2018 Notes”), in accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest cost accounting, (additionally, see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
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

Interest and other income (loss), net. Interest and other income (loss), net, are summarized as follows (in thousands, except percentages):

	May 3, 2014		April 27, 2013
Interest and other income (loss), net:	Loss	% of Net Revenues	Income	% of Net Revenues	Increase/ (Decrease)	% Change
Six months ended	$(1,356)	(0.1)%	$97	—%	$(1,453)	*

* Not meaningful
Interest and other income (loss), net, for the six months ended May 3, 2014, was primarily related to the loss on the sale of certain property and equipment during the period. Interest and other income (loss), net was not significant for the three months ended May 3, 2014, and the three and six months ended April 27, 2013.
Income tax expense. Income tax expense (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Six Months Ended
	May 3, 2014	April 27, 2013	May 3, 2014	April 27, 2013
Income tax expense (benefit)	$24,625	$(171)	$54,699	$88,073
Effective tax rate	225.1%	(0.4)%	44.9%	77.4%
In general, our provision for income taxes differs from tax computed at the U.S. federal statutory tax rate of 35% due to state taxes, the effect of non-U.S. operations, nondeductible stock-based compensation expense and adjustments to unrecognized tax benefits.
The effective tax rates for the three and six months ended May 3, 2014, were higher than the federal statutory rate of 35% primarily due to a goodwill impairment charge of $83.4 million, which is non-deductible for tax purposes, and an increase in certain unrecognized tax benefits, partially offset by effects of earnings in foreign jurisdictions taxed at rates lower than the U.S. federal statutory tax rate (additionally, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements).
The effective tax rate for the three months ended April 27, 2013, was lower than the federal statutory rate of 35% primarily due to a discrete benefit from reserve releases resulting from audit settlements. In addition, the effective tax rate for the six months ended April 27, 2013, was higher than the federal statutory tax rate of 35% primarily due to a charge of $78.2 million to reduce our previously recognized California deferred tax assets as a result of a change in California tax law. This charge was partially offset by an increase in foreign earnings, discrete benefits from reserve releases resulting from audit settlements, and an increase in the federal research and development tax credit that was reinstated on January 2, 2013, for calendar year 2013 and made retroactive to January 1, 2012.
Based on our fiscal year 2014 financial forecast, we expect our effective tax rate in fiscal year 2014 to be lower than that of fiscal year 2013. Factors such as the mix of IP Networking versus SAN products, which have different gross margins, and domestic versus international profits affect our tax expense. As estimates and judgments are used to project such domestic and international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Our income tax provision could change from either effects of changing tax laws and regulations or differences in international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM and channel partners. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities, due to their inherent uncertainty. Such settlements have in the past and could in the future materially impact our tax expense. Given that the tax rate is affected by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
The Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. The IRS is currently examining our federal tax returns for fiscal years 2009 and 2010. In addition, we are in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. We believe that, before the end of fiscal year 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate the range of potential decreases in underlying uncertain tax positions is between $0 and $5.0 million in the next 12 months. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.
We believe that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that we will realize our deferred tax assets, except for certain California deferred tax assets and capital loss carryforwards. Accordingly, we apply a valuation allowance to the California deferred tax assets due to the 2012 change in California law and to capital loss carryforwards due to the limited carryforward periods of these tax assets.

Liquidity and Capital Resources

	May 3, 2014	October 26, 2013	Increase/ (Decrease)
	(In thousands)
Cash and cash equivalents	$1,137,613	$986,997	$150,616
Percentage of total assets	32%	27%
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
On November 9, 2012, we completed our acquisition of Vyatta, Inc. (“Vyatta”). The total purchase price was $44.8 million, consisting of a $43.6 million cash consideration, $7.0 million of which was held in escrow for a period of 18 months from the closing of the acquisition, and $1.2 million related to prepaid license fees paid to Vyatta that was effectively settled at the recorded amount as a result of the acquisition. In May 2014, the $7.0 million cash consideration was released from escrow upon resolution of certain contingencies (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements).
Based on past performance and current expectations, we believe that internally generated cash flows and cash on hand are generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements associated with our operations for at least the next 12 months, including our debt service requirements. Also, we have up to $125.0 million available under our revolving credit facility, and we can factor up to an aggregate amount of $50.0 million of our trade receivables under our factoring facility to provide additional liquidity. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity of, availability of, or our requirements for capital resources.

Financial Condition
Cash and cash equivalents as of May 3, 2014, increased by $150.6 million over the balance as of October 26, 2013, primarily due to the cash generated from operations, proceeds from the issuance of our common stock in connection with employee participation in our equity compensation plans, and proceeds from the sale of our network adapter business, partially offset by the cash used for the purchases of property and equipment and the repurchase of outstanding shares of our common stock.
In September 2013, we announced our intent to return at least 60% of our adjusted free cash flow to investors in the form of share repurchases or other alternatives such as dividends. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. The first dividend payment will be made on July 2, 2014, to stockholders of record as of the close of market on June 10, 2014. Future dividend payments are subject to review and approval by our Board of Directors.
Net proceeds from the issuance of common stock in connection with employee participation in our equity compensation plans have historically been a significant component of our liquidity. The extent to which we receive proceeds from these plans can increase or decrease based upon changes in the market price of our common stock, and from the amount and type of awards granted to employees. For example, a change in the mix of granted restricted stock unit and stock option awards towards granting fewer stock option awards reduces the net proceeds from the issuance of common stock in connection with employee participation in our equity compensation plans. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in equity compensation plans will vary.
A majority of our accounts receivable balance is derived from sales to our OEM partners. As of May 3, 2014, three customers individually accounted for 15%, 11%, and 11% of total accounts receivable, for a combined total of 37% of total accounts receivable. As of October 26, 2013, four customers individually accounted for 18%, 12%, 11%, and 11% of total accounts receivable, for a combined total of 52% of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Six Months Ended May 3, 2014, Compared to Six Months Ended April 27, 2013
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities increased by $98.6 million primarily due to increased accounts receivable collections and decreased payments with respect to accrued employee incentive compensation, partially offset by an increase in excess tax benefits from stock-based compensation. The six months ended May 3, 2014, only includes a semiannual payout of the employee incentive compensation for the second half of fiscal year 2013 due to a change in our employee incentive compensation plan structure. The first quarter of fiscal year 2013 includes an annual payout of the employee incentive compensation for fiscal year 2012 .
Investing Activities. Net cash used in investing activities decreased by $58.8 million. The decrease was primarily due to the $44.6 million of cash used for the Vyatta acquisition during the first quarter of fiscal year 2013. The decrease was also due to cash received from QLogic for the purchase of our network adapter business during the first quarter of fiscal year 2014, as well as lower capital expenditures during the six months ended May 3, 2014.
Financing Activities. Net cash used in financing activities increased by $60.1 million. The increase was primarily due to higher repurchases of our Company’s stock, partially offset by higher proceeds from the issuance of common stock pursuant to our equity compensation plans during the six months ended May 3, 2014, as well as an increase in excess tax benefits from stock-based compensation.

Liquidity
Manufacturing and Purchase Commitments. We have manufacturing arrangements with contract manufacturers under which we provide 12 month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next 12 months, in accordance with our policy (see Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).
Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered to be indefinitely reinvested outside of the United States. We intend to indefinitely reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States.
Our existing cash and cash equivalents totaled $1,137.6 million as of May 3, 2014. Of this amount, approximately 61% was held by our foreign subsidiaries. We do not currently anticipate a need for these funds held by our foreign subsidiaries for our domestic operations and our intent is to permanently reinvest such funds outside of the United States. Under current tax laws and regulations, if these funds are distributed to any of our United States entities in the form of dividends or otherwise, we may be subject to additional United States income taxes and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Secured Credit Facility. In October 2008, we entered into a credit agreement for (i) a five-year, $1,100.0 million term loan facility and (ii) a five-year, $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (the “Senior Secured Credit Facility”). The credit agreement was subsequently amended in January 2010, June 2011, October 2013 and April 2014 to, among other things, provide us with greater operating flexibility, reduce interest rates on the term loan facility, reduce interest rates and fees on the revolving credit facility and extend the maturity date of the revolving credit facility to January 7, 2015 (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
We prepaid the term loan in full in the fourth quarter of fiscal year 2012, and there were no principal amounts or commitments outstanding under the term loan facility as of either May 3, 2014, or October 26, 2013. We have the following amount available for borrowing under the Senior Secured Credit Facility for ongoing working capital and other general corporate purposes, if needed, as of May 3, 2014 (in thousands):

	Original Amount Available	May 3, 2014
		Used	Available
Revolving credit facility	$125,000	$—	$125,000
Senior Secured Notes. In January 2010, we issued $300.0 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300.0 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”) (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). We used the proceeds to pay down a substantial portion of the outstanding term loan, and to retire the convertible subordinated debt due on February 15, 2010, which had been assumed in connection with our acquisition of McDATA Corporation. The 2018 Notes were redeemed in the second quarter of fiscal year 2013, as described further below.
Senior Unsecured Notes. In January 2013, we issued $300.0 million in aggregate principal amount of the 2023 Notes. We used the proceeds and cash on hand to redeem all of the outstanding 2018 Notes in the second quarter of fiscal year 2013, as described in Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit-related recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. No trade receivables were sold under our factoring facility during the six months ended May 3, 2014, and the six months ended April 27, 2013.
Under the terms of the factoring agreement, the total and available amounts of the factoring facility as of May 3, 2014, were $50.0 million.
Covenant Compliance.
Senior Unsecured Notes Covenants. The 2023 Notes were issued pursuant to an indenture, dated as of January 22, 2013, among the Company, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (the “2023 Indenture”). The 2023 Indenture contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to:

•	Incur certain liens and enter into certain sale-leaseback transactions;

•	Create, assume, incur or guarantee additional indebtedness of the Company’s subsidiaries without such subsidiary guaranteeing the 2023 Notes on a pari passu basis; and

•	Consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s or its subsidiaries’ assets.
These covenants are subject to a number of other limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2023 Indenture as of May 3, 2014.

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
These covenants are subject to a number of limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2020 Indenture as of May 3, 2014. The 2018 Indenture was discharged as of January 22, 2013 (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Prior to discharge, the 2018 Indenture contained substantially similar covenants and events of default to those in the 2020 Indenture. The Company was in compliance with all applicable covenants of the 2018 Indenture as of the date of discharge.
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
Senior Secured Credit Facility Covenants. The credit agreement governing the Senior Secured Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable Senior Secured Credit Facility covenants as of May 3, 2014.
Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the credit agreement, is used to determine the Company’s compliance with certain covenants in the Senior Secured Credit Facility. Consolidated EBITDA is defined as:

•	Consolidated net income;
Plus:

•	Consolidated interest charges;

•	Provision for federal, state, local and foreign income taxes;

•	Depreciation and amortization expense;

•	Fees, costs and expenses incurred on or prior to the closing date of the acquisition of Foundry in connection with the acquisition and the financing thereof;

•	Any cash restructuring charges and integration costs in connection with the acquisition of Foundry, in an aggregate amount not to exceed $75.0 million;

•	Approved non-cash restructuring charges incurred in connection with the acquisition of Foundry and the financing thereof;

•	Other nonrecurring expenses reducing consolidated net income that do not represent a cash item in such period or future periods;

•	Any non-cash stock-based compensation expense; and

•	Legal fees associated with the indemnification obligations for the benefit of former officers and directors in connection with Brocade’s historical stock option litigation;
Minus:

•	Federal, state, local and foreign income tax credits; and

•	All non-cash items increasing consolidated net income.
The financial covenants imposed under the Senior Secured Credit Facility are described below.
Consolidated Fixed Charge Coverage Ratio. Consolidated fixed charge coverage ratio means, at any date of determination, the ratio of (a)(i) consolidated EBITDA (excluding interest expense, if any, attributable to a campus sale-leaseback), plus (ii) rentals payable under leases of real property, less (iii) the aggregate amount of all capital expenditures to (b) consolidated fixed charges; provided that, for purposes of calculating the consolidated fixed charge coverage ratio for any period ending prior to the first anniversary of the closing date, consolidated interest charges shall be an amount equal to actual consolidated interest charges from the closing date through the date of determination multiplied by a fraction, the numerator of which is 365 and the denominator of which is the number of days from the closing date through the date of determination. Under the terms of the credit agreement, the Company is required to maintain a minimum fixed charge coverage ratio of at least 1.75:1.
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

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of May 3, 2014 (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Senior secured notes due 2020 (1)	$418,594	$20,625	$41,250	$41,250	$315,469
Senior unsecured notes due 2023 (1)	417,518	13,875	27,750	27,750	348,143
Non-cancellable operating leases (2)	61,585	10,658	32,343	11,771	6,813
Non-cancellable capital leases (1)	2,967	2,405	562	—	—
Purchase commitments, gross (3)	158,688	158,688	—	—	—
Total contractual obligations	$1,059,352	$206,251	$101,905	$80,771	$670,425
Other Commitments:
Standby letters of credit	$156	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$124,643	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $19.6 million, which consists of $3.6 million to be received in less than one year, $13.5 million to be received in one to three years, and $2.5 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued $3.3 million for estimated purchase commitments that we do not expect to consume in normal operations within the next 12 months, in accordance with our policy.

(4)	As of May 3, 2014, we had a gross liability for unrecognized tax benefits of $122.0 million and a net accrual for the payment of related interest and penalties of $2.6 million.
Share Repurchase Program. As of May 3, 2014, our Board of Directors had authorized a total of $2.0 billion for the repurchase of our common stock since the inception of the program in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock and other factors, including alternative investment opportunities. For the three months ended May 3, 2014, we repurchased 5.3 million shares for an aggregate purchase price of $50.1 million. Approximately $809.6 million remained authorized for future repurchases under this program as of May 3, 2014. Subsequently, between May 3, 2014, and the date of the filing of this Quarterly Report on Form 10-Q, we repurchased 8.3 million shares of our common stock for an aggregate purchase price of $70.1 million. We are subject to certain covenants relating to our borrowings that may potentially restrict the amount of our Company’s shares that we can repurchase. As of May 3, 2014, we were in compliance with all covenants.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of May 3, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended May 3, 2014, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 26, 2013.
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
Determining the fair value of a reporting unit or an intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. We based our fair value estimates on assumptions we believe to be reasonable but inherently uncertain. Estimates and assumptions with respect to the determination of the fair value of our reporting units using the income approach include, among other inputs:

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
Consistent with prior years, we perform our annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2014. At the time of goodwill impairment testing, our reporting units were: SAN Products; Ethernet Switching & IP Routing, which includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 products; Application Delivery Products (“ADP”), which includes OSI Layer 4-7 products; and Global Services. As of the date of the fiscal year 2014 annual goodwill impairment testing, Ethernet Switching & IP Routing and ADP reporting units’ goodwill carrying value was $1,102 million and $207 million, respectively. In the second quarter of fiscal year 2014, we changed our internal financial reporting, realigning it with the changes in our strategic direction to focus on key technology segments. As a result of this change, Ethernet Switching & IP Routing and ADP business components were combined into the IP Networking Products operating segment, and separate discrete financial information is no longer available for either Ethernet Switching & IP Routing or ADP components.
During our fiscal year 2014 annual goodwill impairment test, we used a combination of the income approach and the market approach. We believe that, at the time of impairment testing performed in the second fiscal quarter of 2014, the income approach and the market approach were equally representative of a reporting unit’s fair value.
During the first step of goodwill impairment testing, we determined that the fair value of the ADP reporting unit was below the reporting unit’s carrying value. Accordingly, we performed the second step of goodwill impairment testing to measure the amount of the impairment. During the second step, we assigned the ADP reporting unit’s fair value to the reporting unit’s assets and liabilities, using the relevant acquisition accounting guidance, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill was then compared with the carrying value of the ADP reporting unit’s goodwill to record an impairment loss equal to the difference in values. For additional information, see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements.
During the first step of goodwill impairment testing, we determined that no impairment needed to be recorded for the SAN Products, Ethernet Switching & IP Routing, and Global Services reporting units as these reporting units passed the first step of goodwill impairment testing. However, because some of the inherent assumptions and estimates used in determining the fair value of these reportable segments are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The sensitivity analysis below quantifies the impact of key assumptions on certain reporting units’ fair value estimates. The key assumptions impacting our estimates were (i) discount rates and (ii) discounted cash flow (“DCF”) terminal value multipliers. As these assumptions ultimately reflect the risk of achieving reporting units’ revenue and cash flow projections, we determined that a separate sensitivity analysis for changes in revenue and cash flow projections is not meaningful or useful.
The estimated fair value of the Ethernet Switching & IP Routing reporting unit exceeded its net assets’ carrying value by approximately $57 million. The respective fair values of the SAN and Global Services reporting units were substantially in excess of these reporting units’ carrying values and were not subject to the sensitivity analysis presented below.
The following table summarizes the approximate impact that a change in key assumptions would have on the estimated fair value of the Ethernet Switching & IP Routing reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)
Discount rate	±1%	$(38) - 41	$19 - 98
DCF terminal value multiplier	±0.5x	$(33) - 33	$24 - 90

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
Interest Rate Risk
Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash equivalents. Our cash and cash equivalents are primarily maintained at 4 major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.

The Company did not have any material borrowings as of May 3, 2014, that were sensitive to changes in interest rates. The Company had $731.3 million invested in money market funds as of May 3, 2014, which were not materially sensitive to changes in interest rates due to the short duration of these investments.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the six months ended May 3, 2014, were the Chinese yuan, the euro, the Japanese yen, the Indian rupee, the British pound, the Singapore dollar and the Swiss franc. Because we report in U.S. dollars, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of May 3, 2014, we held $60.7 million in gross notional amount of cash flow derivative instruments. The maximum length of time over which we are hedged as of May 3, 2014, is through October 8, 2014.
We have performed a sensitivity analysis as of May 3, 2014, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on May 3, 2014. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of May 3, 2014.
Equity Price Risk
We had no investments in publicly traded equity securities as of May 3, 2014. The aggregate cost of our equity investments in non-publicly traded companies was $7.9 million as of May 3, 2014. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On May 2, 2014, the last business day of our second fiscal quarter of 2014, the last reported sale price of our common stock on the NASDAQ Global Select Market was $8.86 per share.

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
The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information required to be disclosed in the reports we file or submit under the Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended May 3, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

Intense competition or consolidation and emergence of new technology options in the networking market could prevent Brocade from increasing or maintaining revenue, profitability, and cash flows with respect to its networking solutions.

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
Further, the traditional networking market in recent years has seen increased competition as companies, such as Dell Inc. (“Dell”) and Hewlett-Packard Company (“HP”), have strengthened their networking portfolios through acquisitions. These companies have longer operating histories, greater financial, technical, sales, marketing and other resources, more name recognition and larger installed customer bases than Brocade. Their businesses may have better economies of scale and therefore could also adopt more aggressive pricing policies than Brocade.
Underscoring the volatility of the networking industry landscape, International Business Machines Corporation (“IBM”) announced in early 2014 the sale of several businesses to Lenovo Group Limited, including its blade networking portfolio, which IBM acquired as part of the deal to purchase Blade Network Technologies in 2010. Additionally, Dell has been working with a start-up company, Cumulus Networks, to bring bare-metal, otherwise known as “whitebox” label, switches to market. In addition, each of Cisco and HP recently announced their intent to offer cloud computing services, which may give customers more options to procure networking as-a-service than by traditional purchasing methods.
As a result, Brocade’s competitors could devote more resources to develop, promote and sell their own products, and, therefore, those competitors could respond more quickly to changes in customer or market requirements and adopt more aggressive pricing policies. Other competitors in the traditional IP networking market include Arista Networks, Inc. (“Arista”), which recently filed for an initial public offering, as well as Alcatel-Lucent, Avaya, Inc. (“Avaya”), A10 Networks, Inc. (“A10”), Extreme Networks, Inc., F5 Networks, Inc., Huawei Technologies Co. Ltd., and Juniper Networks, Inc. (“Juniper”). Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.

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
Brocade’s failure to successfully develop its channel partner relationships or the failure of these partners to sell Brocade’s products could reduce Brocade’s growth prospects significantly, especially for its IP networking portfolio. In addition, Brocade’s ability to respond to the needs of its distribution and reseller partners in the future may also depend on third parties producing complementary products and applications for Brocade’s products to enable these partners to be competitive in the market. There can be no assurance that Brocade will be successful in achieving its expanded go-to-market objectives, which include effectively maintaining or expanding sales through its distribution channels and managing distribution relationships successfully. If Brocade fails to respond successfully to the needs of these distribution and reseller partners and their customers, its business and financial results could be adversely affected.

Additionally, Brocade announced in fiscal year 2013 that it is making certain changes in its strategic direction by focusing on key technology segments, such as its SAN fabrics, Ethernet fabrics and software networking products, for the data center. This change in focus has resulted in a rebalancing of resources away from certain non-key areas of Brocade’s business, including changes to direct and channel sales and divestitures of certain assets, and has impacted Brocade’s ability to generate revenue from certain products, markets, geographies and customers. As a part of this rebalancing, Brocade anticipates an impact of $80 million to $100 million in lower revenue on an annualized basis compared with fiscal year 2013, as a result of actions taken through the second quarter of fiscal year 2014, such as the strategic shift to reduce investment in our hardware-based ADX products and to increase investment in our software-based ADX products for the Layer 4-7 market, Brocade’s divestiture of its network adapter business and the change in Brocade’s wireless business strategy. There can be no assurance that this new strategic direction will succeed, or that the return on Brocade’s investments will develop in the manner and on the timeline expected. Failure to execute on Brocade’s strategy could adversely affect Brocade’s revenues and financial results. Also, this transition may result in uncertainty by employees, customers and partners that could adversely affect Brocade’s business and revenues.

Uncertainty about or a slowdown in the domestic and global economies has adversely affected, and may increasingly adversely affect, Brocade’s operating results and financial condition.

There is ongoing uncertainty and from time to time slowdown in the domestic and global economies. Such uncertainty or slowdown has resulted in, and may continue to result in, lower growth or a decline in the networking industry as a whole and reduced demand for information technology (“IT”), including high-performance data networking solutions. Historically, IT spending has declined as general economic and market conditions worsen and has also been impacted by reduced U.S. federal spending and the budget-related government shutdown. Brocade is particularly susceptible to reductions in IT spending because the purchase of Brocade’s products is often discretionary and may involve a significant commitment of capital and other resources. The loss or delay of orders from any of Brocade’s more significant customers, such as the U.S. government or individual branches or agencies within the U.S. government (including the Department of Defense or certain intelligence agencies where Brocade’s revenue is concentrated), or customers within the service provider, financial services, education and health sectors, could also cause Brocade’s revenue and profitability to suffer. For example, Brocade’s revenue and operating results could be negatively impacted if the U.S. federal government experiences delays in procurement due to longer decision-making timeframes and/or a shift in IT procurement priorities. Economic uncertainty has caused—and may cause further—reductions in Brocade’s revenue, profitability and cash flows, increased price competition, increased operating costs and longer fulfillment cycles and may exacerbate many other risks noted elsewhere in this Form 10-Q, which could adversely affect Brocade’s business, results of operations and financial condition.

The prices of Brocade’s products have declined in the past and Brocade expects the prices of Brocade’s products to decline in the future, which could reduce Brocade’s revenues, gross margins and profitability.

The average selling price for Brocade’s products has typically declined in the past and will likely decline in the future as a result of competitive pricing pressure, broader macroeconomic factors, product mix, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors and other factors. Furthermore, particularly if economic conditions deteriorate and drive a more cautious capital spending environment in the information technology sector, Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales. If Brocade is unable to offset the negative impact from the above factors on the average selling price of Brocade’s products by increasing the volume of products shipped and/or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be adversely affected.
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

A limited number of major OEM partners comprise a significant portion of Brocade’s revenues; the loss of revenue from, or decreased inventory levels held by, any of these major OEM partners could significantly reduce Brocade’s revenues and adversely affect Brocade’s financial results.

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues. As a result, revenues from these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2013, 2012, and 2011, the same three customers each represented 10% or more of Brocade’s total net revenues, for a combined total of 46%, 47%, and 43% of total net revenues, respectively. Brocade’s agreements with its OEM partners are typically cancellable, nonexclusive, and have no minimum or specific timing requirements for purchases. Brocade’s OEM partners could also elect to eliminate, reduce, or rebalance the amount they purchase from Brocade, increase the amount purchased from Brocade’s competitors or introduce their own technology.
Also, one or more of Brocade’s OEM partners could elect to consolidate or enter into a strategic partnership with one of Brocade’s competitors or divest certain lines of business, such as IBM’s previously announced sale of certain lines of business to Lenovo, which could reduce or eliminate Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, a decrease in the level of sales to any one significant OEM partner, change in OEM partner go-to-market strategy or unsuccessful negotiation on key terms, conditions or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

Brocade’s future revenue growth depends on its ability to introduce new products and support on a timely basis and achieve market acceptance of these new products and support.

Developing new product, including software networking, and support offerings requires significant up-front investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve market acceptance of its new product and support offerings on a timely basis in order to realize the benefits of Brocade’s investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet and adoption of new technologies such as software-defined networking (“SDN”) and Network Functions Virtualization (“NFV”), is characterized by rapidly changing technology, accelerating product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, reliable and cost-effective products, product enhancements, and services on a timely basis and by keeping pace with technological developments and emerging industry standards.
Other factors that may affect Brocade’s successful introduction of new product and support offerings include, but are not limited to, Brocade’s ability to:

•	Properly determine the market for new products and support, including features, cost effectiveness, and scalability, which can be particularly challenging for initial product offerings in new markets;

•	Differentiate Brocade’s new products and support from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products, and its competitors’ products; and

•	Determine which route(s) to market will be effective.
Failure to introduce competitive products and solutions may harm Brocade’s business.

If Brocade is not able to successfully transition from older products and support to new and enhanced products and support on a timely basis, its business and results of operations will likely be harmed.

As Brocade introduces new or enhanced products, Brocade must also successfully manage the transition from older products, such as certain SAN products, to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life cycle of Brocade’s existing products, or replace the sales of some of Brocade’s current products, thereby offsetting the benefit of a successful product introduction. When Brocade introduces new or enhanced products, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new or enhanced products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products may cause customers to delay purchase decisions or purchase competing products, which would adversely affect Brocade’s business and results of operations.

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
Brocade believes its future success depends, in large part, upon Brocade’s ability to attract highly skilled talent and on the ability of its management to operate effectively, in geographically diverse locations. There is limited qualified talent in each of Brocade’s markets, and competition for such talent is very aggressive. Other companies in Brocade’s industry and geographic regions are recruiting from the same limited talent pool, which creates further compression on the availability of qualified talent. In particular, Brocade operates in various locations with highly competitive labor markets, including Bangalore, India, and San Jose, California. Brocade may experience difficulty in hiring key management and qualified talent with skills in nearly all areas of Brocade’s business and operations.
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

Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet, and if Brocade is required to record impairment charges for these assets, such impairment could adversely affect Brocade’s financial results.
Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet related to Brocade’s prior acquisitions. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, then the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. For example, based on the decrease in the hardware-based ADX revenue forecasts, Brocade recognized an $83.4 million goodwill impairment charge during the second quarter of fiscal year 2014. For a sensitivity analysis that quantifies the impact of key assumptions used by Brocade on certain reporting units’ fair value estimates, see Critical Accounting Estimates in Part I, Item 2 of this Form 10-Q. If future impairment tests should result in a charge to earnings, Brocade’s financial results would be further adversely affected.
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

Brocade’s revenues and operating results and financial position may fluctuate from period to period due to a number of factors, which makes predicting results of operations difficult and could adversely affect the trading price of Brocade’s stock.

IT spending is subject to cyclical and uneven fluctuations, which could cause Brocade’s financial results to fluctuate unevenly and unpredictably. For example, the U.S. federal budget for government IT spending can be highly seasonal and subject to delay, reductions and uncertainty from time to time due to changes in the political and legislative environment, such as the U.S. federal government shutdown during Brocade’s fourth quarter of fiscal year 2013. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new or enhanced products. While Brocade’s first and fourth fiscal quarters have typically been seasonally stronger quarters than its second and third fiscal quarters, particularly for SAN products, future buying patterns may differ from historical seasonality. In addition, Brocade’s third and fourth quarters are typically seasonally stronger than its first and second quarters for IP Networking buying patterns.
Accordingly, Brocade’s quarterly and annual revenues, operating results, financial position and other financial and operating metrics may vary significantly in the future. The results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot provide assurance that, in future quarters, Brocade’s revenues or operating results will not be below Brocade’s projections or the expectations of stock market analysts or investors, which could adversely affect Brocade’s financial position and cause Brocade’s stock price to decline.

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

•
Adverse effects on existing business relationships with suppliers and customers, including delays or cancellations of customer purchases, as well as revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

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

•
Assumption or incurrence of debt and contingent liabilities and related obligations to service such liabilities and potential limitations on Brocade’s operations in order to satisfy financial and other negative operating covenants;

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

•
Potential future write-down of goodwill, similar to the $83.4 million goodwill impairment charge during the second quarter of fiscal year 2014, as well as a write-down of acquired intangible assets and/or deferred tax assets, which could significantly impact Brocade’s operating results.

Brocade may also divest certain businesses from time to time. For example, Brocade sold its network adapter business to QLogic during the first quarter of fiscal year 2014, as part of Brocade’s previously stated business strategy. Such divestitures involve risks, such as difficulty separating out portions of or entire businesses, distracting employees, potential loss of revenue and negatively impacting margins, and potentially disrupting customer relationships. Brocade may also incur significant costs associated with exit or disposal activities, related impairment charges or both, if Brocade exits or divests a business or product line.
If Brocade is not able to successfully integrate or divest products, technologies or personnel from businesses that Brocade acquires or divests, or if Brocade is not able to realize the expected benefits of Brocade’s acquisitions, divestitures or strategic investments, Brocade’s business and financial results would be adversely affected.

If product orders are received late in a fiscal quarter, Brocade may be unable to recognize revenue for these orders in the same quarter, which could adversely affect quarterly revenues.

Brocade’s IP Networking business typically experiences significantly higher levels of customer orders toward the end of a fiscal period. Customer orders received toward the end of the period may not ship within the period due to Brocade’s manufacturing lead times. The inability to ship within the quarter in which the customer orders are received could negatively impact Brocade’s quarterly revenues.

Brocade has extensive international operations, which subjects it to additional business risks.

Brocade has significant international operations, and a significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s CMs have significant operations in China. Brocade’s international sales of its IP networking products have primarily depended on a variety of its distributors and resellers. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including, but not limited to, the following:

•	Exposure to economic instability or fluctuations in international markets that could cause reductions in customer and public sector IT spending;

•	Exposure to inflationary risks in China and the continuing sovereign debt risk and economic instability in certain regions of Europe, including Russia;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes, such as China and India;

•	Managing research and development and sales teams in geographically diverse locations, including teams divided between the United States and India;

•	Significant wage inflation in certain economies, such as China and India;

•	Increased exposure to foreign currency exchange rate fluctuations, including the appreciation of foreign currencies such as the Chinese yuan or the European Union’s euro;

•	Communicating effectively across multiple geographies, cultures, and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell, and support Brocade’s products in international markets;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity, time and costs of managing international operations;

•	Commercial laws and business practices that favor local competition;

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

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. Third parties have from time to time asserted patent, copyright, trade secret, and/or other intellectual property-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made in respect of Brocade’s products and services, subcomponents of its products, methods performed by its products or a combination of products, including third-party products, methods used in its operations, or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third-party claimant. Brocade and companies acquired by Brocade, such as Foundry Networks, LLC (“Foundry”), have in the past incurred, and will likely incur in the future, substantial expenses to defend against such third-party claims. Brocade’s suppliers and customers also may be subject to third-party intellectual property claims, which could negatively impact their ability to supply Brocade or their willingness to purchase from Brocade, respectively. In addition, Brocade may be subject to claims, defense and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade’s agreements with suppliers, OEM and channel partners or customers. If Brocade refuses to indemnify or defend such claims, for instance, even in situations where the allegations are meritless, then suppliers, partners, or customers may refuse to do business with Brocade. Parties that assert such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to prolonged periods of litigation expenses, additional burdens on employees or other resources, distraction from Brocade’s business initiatives and operations, component supply stoppages, expensive settlement payments, and lost sales. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Brocade’s supply chain is dependent on sole-source and limited-source suppliers and a limited number of major CMs, either one or both of which may significantly impact results of operations.

Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s single-source components include, but are not limited to, its application-specific integrated circuits (“ASICs”). Brocade’s principal limited-source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors, and switch fabric components. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade’s suppliers experience component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner and may be required to repair or retrofit products previously delivered to customers, at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole-source or limited-source suppliers to delay or halt production, go out of business or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. Any manufacturing disruption by these sole-source or limited-source suppliers could severely impair Brocade’s ability to fulfill orders and may significantly impact results of operations.
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

In addition, if Brocade has failed or in the future fails to adequately manage the use of “open source” software in Brocade’s products, or if companies acquired by Brocade fail in such regard, Brocade may be required to license proprietary portions of Brocade’s products on a royalty-free basis, expose proprietary parts of source code, or commence costly product redesigns, which could result in a loss of intellectual property rights, product performance degradation or delay in shipping products to customers.

Undetected software or hardware errors could increase Brocade’s costs, reduce Brocade’s revenues, and delay market acceptance of Brocade’s products.

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex, and, particularly as Brocade continues to expand its product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed—and may in the future assume—products previously developed by an acquired company that have not been through the same level of product development, testing, and quality control processes used by Brocade, and may have known and/or undetected errors. Some types of errors may not be detected until the product is installed in a user environment. In addition, Brocade’s products are often combined with other products, including software from other vendors, and these products often need to interoperate. For existing IT products, each of which have different specifications, utilize multiple protocol standards and may be procured from other vendors, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems resulting in lower profitability from increased costs and possibly decreased revenue. Moreover, the occurrence of hardware and software errors, whether caused by Brocade’s or another vendor’s products, could delay market acceptance of Brocade’s new or enhanced products.

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
In September 2013, Brocade announced its intent to return at least 60% of its adjusted free cash flow to investors in the form of share repurchases or other alternatives such as dividends. Brocade’s ability to return at least 60% of its adjusted free cash flow to investors is limited by, among other things, covenants in its indebtedness and Delaware law. If Brocade is unable to meet its commitment to return capital, Brocade’s reputation and its stock price may be materially adversely affected.

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
The Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) could also negatively impact Brocade’s supply chain or impose additional costs related to that supply chain, as it requires certain public companies to disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo or an adjoining country. It may be possible that conflict minerals are a part of the electronics industry supply chain utilized by Brocade and thus it may be possible that conflict minerals are contained in Brocade’s products. The implementation of these requirements by government regulators and Brocade’s partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Brocade’s products. In addition, Brocade has incurred and will incur additional costs to comply with the disclosure requirements for conflict minerals, including costs related to determining the source of any of the relevant minerals and metals used in Brocade’s products. As a result, Brocade’s business and financial results could be adversely affected.
Similarly, any change in tax laws in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in Brocade’s tax expense. In this regard, the United States, countries in the European Union, and other countries where Brocade operates are actively considering changes to relevant tax, accounting, and other laws, regulations, and interpretations, including fundamental changes to tax laws applicable to multinational corporations. These potential changes could increase Brocade’s effective tax rate or result in other costs in the future.
Brocade is subject to periodic audits or other reviews by such governmental agencies. For example, Brocade is still under examination by the IRS for fiscal years 2009 and 2010, and in several state and foreign tax jurisdictions for various years. The IRS has contested Brocade’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries in the past. The IRS may make similar claims against Brocade’s transfer pricing arrangements for fiscal years 2009 and 2010, and in future examinations. Audits by the IRS and other governmental tax agencies are subject to inherent uncertainties and could result in unfavorable outcomes, including potential fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant.
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
For example, in Europe, environmental restrictions apply to products sold in that region, and certain of Brocade’s partners require compliance with these or more stringent requirements. In addition, recycling, labeling, and related requirements apply to products Brocade sells in Europe. China has also enacted legislation with similar requirements for Brocade’s products or its partners’ sale of Brocade’s products. If Brocade’s products do not comply with the substance restrictions under local environmental laws, Brocade could become subject to fines, civil, or criminal sanctions and contract damage claims. In addition, Brocade could be prohibited from shipping noncompliant products into one or more jurisdictions and required to recall and replace any noncompliant products already shipped, which would disrupt its ability to ship products and result in reduced revenue, increased warranty expense, increased obsolete or excess inventories, and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts, and components despite Brocade’s requirement to do so, which could impact Brocade’s ability to produce compliant products and, accordingly, could disrupt its business or increase Brocade’s costs.
Brocade is subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of personal information data. Brocade’s possession and use of personal information and data subjects Brocade to legislative and regulatory burdens that may require Brocade to notify customers or employees of a data security breach. Brocade has incurred, and will continue to incur, expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. Such data privacy laws and regulations may negatively impact Brocade’s ability to execute transactions and pursue business opportunities. Additionally, Brocade may suffer reputational harm as a result of a data security breach involving customers’ or employees’ information, all of which could negatively impact our profitability and/or increase expenses. Customers have become increasingly sensitive to government-sponsored surveillance and may believe that U.S. manufacturers’ equipment contains “backdoor” code that would allow customer data to be compromised by either governmental bodies or other third parties. As a result, customers may choose not to deploy Brocade networking products, which could negatively impact our revenue.

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

As of May 3, 2014, Brocade had approximately $600 million in principal amount of outstanding indebtedness, including $300 million of unsecured indebtedness under the 2023 Notes and $300 million of secured indebtedness under the 2020 Notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). In addition, Brocade had up to $125 million available for future borrowing under the Senior Secured Credit Facility. The financial and other covenants agreed to by Brocade in connection with such indebtedness have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs should further debt financing be desired, and may adversely affect Brocade’s operations and financial results. This indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens, including, without limitation, funding acquisitions, paying dividends, or repurchasing Brocade stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the six months ended May 3, 2014.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended May 3, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 26, 2014 to March 1, 2014	3,334	$9.31	3,334	$828,587
March 2, 2014 to March 29, 2014	546	$10.24	546	$822,993
March 30, 2014 to May 3, 2014	1,370	$9.80	1,370	$809,567
Total	5,250	$9.53	5,250

(1)
As of May 3, 2014, Brocade’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $2.0 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, $500 million on May 16, 2012, and $692 million on September 25, 2013), which was used for determining the amounts in these columns. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, the trading price of our common stock, general business and market conditions, and other factors, including alternative investment opportunities.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*	Form of Indemnification Agreement to be entered into between Brocade and each of its directors and executive officers

10.2†	Amendment Number 24 dated April 17, 2014, with an effective date of April 23, 2014, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

Date:	June 6, 2014	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Chief Financial Officer and Vice President, Finance