Form 10-Q
period 2014-08-02
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2014-09-05
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of August 29, 2014, was 432,003,141 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
For the Quarter Ended August 2, 2014

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, debt repayments, share repurchases, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning expected development, performance, or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II—Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Further, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2014	July 27, 2013	August 2, 2014	July 27, 2013
	(In thousands, except per share amounts)
Net revenues:
Product	$457,797	$447,993	$1,375,282	$1,401,986
Service	87,667	88,558	271,627	262,078
Total net revenues	545,464	536,551	1,646,909	1,664,064
Cost of revenues:
Product	145,518	160,441	441,416	499,415
Service	38,233	37,908	116,818	118,410
Total cost of revenues	183,751	198,349	558,234	617,825
Gross margin	361,713	338,202	1,088,675	1,046,239
Operating expenses:
Research and development	84,152	92,969	261,862	289,088
Sales and marketing	137,262	139,220	409,524	433,547
General and administrative	22,140	18,526	63,395	57,640
Amortization of intangible assets	131	13,124	10,145	41,131
Restructuring, goodwill impairment, and other related costs (Note 7)	131	—	89,051	—
Gain on sale of network adapter business	—	—	(4,884)	—
Total operating expenses	243,816	263,839	829,093	821,406
Income from operations	117,897	74,363	259,582	224,833
Interest expense	(9,176)	(9,247)	(27,606)	(46,047)
Interest and other income, net	5,299	76,684	3,943	76,781
Income before income tax	114,020	141,800	235,919	255,567
Income tax expense	26,668	23,104	81,367	111,177
Net income	$87,352	$118,696	$154,552	$144,390
Net income per share—basic	$0.20	$0.26	$0.35	$0.32
Net income per share—diluted	$0.20	$0.26	$0.34	$0.31
Shares used in per share calculation—basic	432,448	449,446	436,396	452,474
Shares used in per share calculation—diluted	441,789	461,344	448,596	464,861

Cash dividends declared per share	$0.035	$—	$0.035	$—
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 2, 2014	July 27, 2013	August 2, 2014	July 27, 2013
	(In thousands)
Net income	$87,352	$118,696	$154,552	$144,390
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	(155)	(1,000)	14	(2,998)
Net gains and losses reclassified into earnings	(218)	(10)	(217)	(214)
Net unrealized losses on cash flow hedges	(373)	(1,010)	(203)	(3,212)
Foreign currency translation adjustments	(191)	(1,470)	284	(3,612)
Total other comprehensive income (loss)	(564)	(2,480)	81	(6,824)
Total comprehensive income	$86,788	$116,216	$154,633	$137,566
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 2, 2014	October 26, 2013
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,149,387	$986,997
Accounts receivable, net of allowances for doubtful accounts of $531 and $575 at August 2, 2014, and October 26, 2013, respectively	191,816	249,598
Inventories	40,586	45,344
Deferred tax assets	113,133	98,018
Prepaid expenses and other current assets	47,238	42,846
Total current assets	1,542,160	1,422,803
Property and equipment, net	448,195	472,940
Goodwill	1,556,361	1,645,437
Intangible assets, net	22,703	40,258
Non-current deferred tax assets	792	1,585
Other assets	31,679	38,368
Total assets	$3,601,890	$3,621,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,242	$88,218
Accrued employee compensation	132,107	145,996
Deferred revenue	225,353	226,696
Current restructuring liabilities	2,670	16,418
Current portion of long-term debt	1,817	2,996
Other accrued liabilities	58,245	80,339
Total current liabilities	504,434	560,663
Long-term debt, net of current portion	595,420	596,208
Non-current restructuring liabilities	3,218	1,008
Non-current deferred revenue	73,714	76,426
Non-current income tax liability	45,271	38,680
Non-current deferred tax liabilities	41,679	—
Other non-current liabilities	1,553	1,593
Total liabilities	1,265,289	1,274,578
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 432,664 and 445,285 shares at August 2, 2014, and October 26, 2013, respectively	433	445
Additional paid-in capital	1,765,589	1,915,152
Accumulated other comprehensive loss	(13,363)	(13,444)
Retained earnings	583,942	444,660
Total stockholders’ equity	2,336,601	2,346,813
Total liabilities and stockholders’ equity	$3,601,890	$3,621,391
See accompanying notes to condensed consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	August 2, 2014	July 27, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$154,552	$144,390
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(37,698)	(6,909)
Non-cash tax charges	—	78,206
Depreciation and amortization	80,370	139,005
Loss on disposal of property and equipment	3,330	4,030
Gain on sale of network adapter business	(4,884)	—
Amortization of debt issuance costs and original issue discount	856	937
Call premium cost and write-off of original issue discount and debt issuance costs related to lenders that did not participate in refinancing	—	5,360
Net gain on sale of non-marketable equity investment	(5,242)	—
Provision for doubtful accounts receivable and sales allowances	5,520	6,897
Non-cash stock-based compensation expense	61,214	57,091
Goodwill impairment charge	83,382	—
Changes in assets and liabilities:
Accounts receivable	52,261	7,950
Inventories	4,757	18,915
Prepaid expenses and other assets	(4,796)	(69,017)
Deferred tax assets	47	344
Accounts payable	(4,409)	(21,744)
Accrued employee compensation	(38,136)	(82,457)
Deferred revenue	(4,020)	5,950
Other accrued liabilities	48,178	(7,082)
Restructuring liabilities	(11,538)	(606)
Net cash provided by operating activities	383,744	281,260
Cash flows from investing activities:
Purchases of non-marketable equity investments	(223)	—
Proceeds from sale of non-marketable equity investment	10,748	—
Purchases of property and equipment	(41,175)	(41,949)
Net cash paid in connection with acquisition	—	(44,629)
Proceeds from collection of note receivable	250	—
Proceeds from sale of network adapter business	9,995	—
Net cash used in investing activities	(20,405)	(86,578)
Cash flows from financing activities:
Proceeds from senior unsecured notes	—	296,250
Payment of principal related to senior secured notes	—	(300,000)
Payment of debt issuance costs related to senior unsecured notes	—	(992)
Payment of principal related to capital leases	(2,382)	(1,536)
Common stock repurchases	(302,560)	(187,360)
Proceeds from issuance of common stock	81,293	71,858
Payment of cash dividends to stockholders	(15,270)	—
Excess tax benefits from stock-based compensation	37,698	6,909
Net cash used in financing activities	(201,221)	(114,871)
Effect of exchange rate fluctuations on cash and cash equivalents	272	(2,944)
Net increase in cash and cash equivalents	162,390	76,867
Cash and cash equivalents, beginning of period	986,997	713,226
Cash and cash equivalents, end of period	$1,149,387	$790,093
Supplemental disclosures of cash flow information:
Cash paid for interest	$34,625	$39,693
Cash paid for income taxes	$20,941	$14,918
Supplemental schedule of non-cash investing activities:
Acquisition of property and equipment through capital leases	$—	$1,042
Convertible note receivable obtained from litigation settlement	$—	$70,000
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

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the nine months ended August 2, 2014, as compared to the significant accounting policies disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 26, 2013.
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
Recent Accounting Pronouncements or Updates That Are Not Yet Effective
In March 2013, the FASB issued an update to ASC 830 Foreign Currency Matters (“ASC 830”): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. Under this update, an entity is required to release any cumulative translation adjustment into net income when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. This update to ASC 830 should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2015. The Company does not expect the adoption of this update to ASC 830 to have a material impact on its financial position, results of operations, or cash flows.
In July 2013, the FASB issued an update to ASC 740 Income Taxes (“ASC 740”): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this update, an entity is required to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that these instances are not available at the reporting date. This update to ASC 740 should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2015. Early adoption and retrospective application are permitted. The Company does not expect the adoption of this update to ASC 740 to have a material impact on its financial position, results of operations, or cash flows.
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
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of August 2, 2014, three customers accounted for 13%, 12%, and 10%, respectively, of total accounts receivable, for a combined total of 35% of total accounts receivable. As of October 26, 2013, four customers accounted for 18%, 12%, 11%, and 11%, respectively, of total accounts receivable, for a combined total of 52% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.
For the three months ended August 2, 2014, three customers accounted for 21%, 16%, and 11%, respectively, of the Company’s total net revenues for a combined total of 48% of total net revenues. For the three months ended July 27, 2013, three customers accounted for 20%, 15%, and 12%, respectively, of the Company’s total net revenues for a combined total of 47% of total net revenues.
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

3. Acquisitions and Divestitures
Divestitures
On January 17, 2014, the Company completed the sale of its network adapter business to QLogic Corporation, as part of the Company’s business strategy to focus development on a portfolio of high performance networking products and services—both hardware and software-based—that meet the demands of today’s data centers whether virtualized or cloud based.
The net carrying amount of the network adapter business’ assets and liabilities at the time of the divestiture was $5.1 million, comprised primarily of associated goodwill of $4.1 million. The sale resulted in a gain of $4.9 million, which is presented in the Company’s Condensed Consolidated Statements of Income as “Gain on sale of network adapter business.”
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
The total purchase price was $44.8 million, consisting of $43.6 million cash consideration and $1.2 million related to prepaid license fees paid by the Company to Vyatta that was effectively settled at the recorded amount as a result of the acquisition. Of the cash consideration, $7.0 million was held in escrow for a period of 18 months from the closing of the acquisition and was subsequently released in the third quarter of fiscal year 2014. In addition, the Company paid direct acquisition costs of $0.4 million. In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date.

4. Goodwill and Intangible Assets
The following table presents a summary of the net carrying value of the Company’s intangible assets (in thousands):

	August 2, 2014	October 26, 2013
Indefinite-lived intangible assets
Goodwill	$1,556,361	$1,645,437
In-process research and development (1)	12,260	21,590
Finite-lived intangible assets
Total intangible assets subject to amortization	10,443	18,668
Total intangible assets	$1,579,064	$1,685,695

(1)
Acquired in-process research and development (“IPRD”) is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. As an indefinite-lived asset, the IPRD intangible asset is subject to testing for impairment annually, which the Company conducts as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPRD is impaired. If the research and development effort associated with the IPRD is successfully completed, then the IPRD intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed. During the three months ended May 3, 2014, development work was completed on $9.3 million of the IPRD intangible asset and this completed IPRD intangible asset is being amortized as Core/developed technology. The development effort on the remaining IPRD intangible asset is expected to be completed in the first half of fiscal year 2016.

The Company performed its annual IPRD impairment test using measurement data as of the first day of the second fiscal quarter of 2014. During the test, the Company elected the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its IPRD asset is less than its carrying amount. After assessing the totality of events and circumstances, the Company determined that it was not more likely than not that the fair value of its IPRD assets is less than its carrying amount and no further testing is required. During the three months ended August 2, 2014, there were no events or changes in facts and circumstances that indicated that it is more likely than not that IPRD is impaired.
The following table summarizes goodwill activity by reportable segment for the nine months ended August 2, 2014 (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Balance at October 26, 2013
Goodwill	$176,878	$1,358,975	$155,416	$1,691,269
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,878	1,313,143	155,416	1,645,437
Impairment (1)	—	(83,382)	—	(83,382)
Divestitures (2)	(474)	(3,657)	—	(4,131)
Tax and other adjustments during the nine months ended August 2, 2014 (3)	(52)	(1,511)	—	(1,563)
Balance at August 2, 2014
Goodwill	176,352	1,353,807	155,416	1,685,575
Accumulated impairment losses	—	(129,214)	—	(129,214)
	$176,352	$1,224,593	$155,416	$1,556,361

(1)
In the second quarter of fiscal year 2014, the Company made a strategic shift in the allocation of its engineering resources and has reduced its investment in the hardware-based Brocade ADX® products and increased investment in the software-based Brocade ADX products for Layer 4-7 applications. As a result of this change in strategy, the Company expects hardware-based Brocade ADX and related support revenue to be negatively impacted. Based on these changes in estimates, the Company recognized an impairment charge during the second fiscal quarter of 2014 because the book value of its Application Delivery Products (“ADP”) reporting unit net assets, which includes the Brocade ADX products, exceeded the estimated fair value of these assets. The goodwill amount related to the Company’s other reporting units was not impacted.

(2)	The goodwill disposed relates to the sale of the Company’s network adapter business, see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements.

(3)	The goodwill adjustments during the nine months ended August 2, 2014, were primarily a result of tax benefits from the exercise of stock awards of acquired companies.
The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events occur or facts and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the annual goodwill impairment test, the Company uses the income approach, the market approach, or a combination thereof to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value applying various observable market-based multiples to the reporting unit’s operating results and then applying an appropriate control premium. For the fiscal year 2014 annual goodwill impairment test, the Company used a combination of approaches to estimate each reporting unit’s fair value. The Company believed that at the time of the impairment testing performed in the second fiscal quarter of 2014, the income approach and the market approach were equally representative of a reporting unit’s fair value.
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
The Company’s estimates of revenues and costs are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in market segments that are comparable with the Company’s reporting units.
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
During the three months ended August 2, 2014, there were no events or changes in facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount.
Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s finite-lived intangible assets (in thousands, except for weighted-average remaining useful life):

August 2, 2014	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$460	$195	$265	2.26
Core/developed technology	10,370	1,364	9,006	4.42
Customer relationships	1,080	374	706	3.26
Non-compete agreements	810	344	466	2.26
Total intangible assets (1)	$12,720	$2,277	$10,443	4.19

October 26, 2013	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$460	$110	$350	3.01
Core/developed technology	192,340	185,254	7,086	0.35
Customer relationships	287,090	276,473	10,617	0.51
Non-compete agreements	810	195	615	3.01
Total intangible assets	$480,700	$462,032	$18,668	0.58

(1)	During the nine months ended August 2, 2014, $477.3 million of intangible assets became fully amortized and, therefore, were removed from the balance sheet.
The following table presents the amortization of finite-lived intangible assets included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	August 2, 2014	July 27, 2013	August 2, 2014	July 27, 2013
Cost of revenues	$552	$9,650	$7,410	$30,081
Operating expenses	131	13,124	10,145	41,131
Total	$683	$22,774	$17,555	$71,212

The following table presents the estimated future amortization of finite-lived intangible assets as of August 2, 2014 (in thousands):

Fiscal Year	Estimated Future Amortization
2014 (remaining three months)	$683
2015	2,731
2016	2,419
2017	2,104
2018	1,884
Thereafter	622
Total	$10,443

5. Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	August 2, 2014	October 26, 2013
Inventories:
Raw materials	$13,962	$14,048
Finished goods	26,624	31,296
Total	$40,586	$45,344

	August 2, 2014	October 26, 2013
Property and equipment, net:
Computer equipment	$13,709	$16,006
Software	61,401	57,186
Engineering and other equipment (1)	375,478	416,573
Furniture and fixtures (1)	29,422	29,029
Leasehold improvements	21,487	24,287
Land and building	384,659	384,654
Subtotal	886,156	927,735
Less: Accumulated depreciation and amortization (1), (2)	(437,961)	(454,795)
Total	$448,195	$472,940

(1)
Engineering and other equipment, furniture and fixtures, and accumulated depreciation and amortization include the following amounts under capital leases as of August 2, 2014, and October 26, 2013, respectively (in thousands):

	August 2, 2014	October 26, 2013
Cost	$11,925	$11,925
Accumulated depreciation	(6,747)	(5,366)
Total	$5,178	$6,559

(2)	The following table presents the depreciation and amortization of property and equipment included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	August 2, 2014	July 27, 2013	August 2, 2014	July 27, 2013
Depreciation and amortization expense	$19,761	$22,873	$62,815	$67,793

6. Fair Value Measurements
The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of August 2, 2014.
The fair value accounting guidance permits companies to elect fair value measurement for many financial instruments and certain other items that are otherwise not required to be accounted for at fair value. The Company did not elect to measure any eligible financial instruments or other assets at fair value as of August 2, 2014, and October 26, 2013.
Fair Value Hierarchy
The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Assets and liabilities measured and recorded at fair value on a recurring basis as of August 2, 2014, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of August 2, 2014	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$799,144	$799,144	$—	$—
Derivative assets	523	—	523	—
Total assets measured at fair value	$799,667	$799,144	$523	$—
Liabilities:
Derivative liabilities	$273	$—	$273	$—
Total liabilities measured at fair value	$273	$—	$273	$—

(1)	Money market funds are reported within “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.
Assets and liabilities measured and recorded at fair value on a recurring basis as of October 26, 2013, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 26, 2013	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$431,750	$431,750	$—	$—
Derivative assets	1,814	—	1,814	—
Total assets measured at fair value	$433,564	$431,750	$1,814	$—
Liabilities:
Derivative liabilities	$1,441	$—	$1,441	$—
Total liabilities measured at fair value	$1,441	$—	$1,441	$—

(1)	Money market funds are reported within “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets.
During the nine months ended August 2, 2014, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

7. Restructuring and Other Costs
The following table provides details of the Company’s restructuring and other charges (in thousands):

	Three Months Ended		Nine Months Ended
	August 2, 2014	July 27, 2013	August 2, 2014	July 27, 2013
Goodwill impairment (1)	$—	$—	$83,382	$—
Severance and Benefits	—	—	(1,788)	—
Lease Loss Reserve and Related Costs	131	—	7,457	—
Restructuring, goodwill impairment, and other related costs	$131	$—	$89,051	$—

(1)	For additional discussion on goodwill impairment, see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements.
The following table provides a reconciliation of the Company’s beginning and ending restructuring liability balances (in thousands):

	Fiscal 2013 Fourth Quarter Restructuring Plan			Prior Restructuring Plans
	Severance and Benefits	Contract Terminations and Other	Lease Loss Reserve and Related Costs	Lease Loss Reserve and Related Costs	Total
Restructuring liabilities at October 26, 2013	$15,216	$416	$—	$1,794	$17,426
Restructuring and other charges	(1,788)	—	7,457	—	5,669
Cash payments	(13,258)	(291)	(2,978)	(682)	(17,209)
Translation adjustment	—	—	2	—	2
Restructuring liabilities at August 2, 2014	$170	$125	$4,481	$1,112	$5,888

Current restructuring liabilities at August 2, 2014	$170	$125	$1,936	$439	$2,670
Non-current restructuring liabilities at August 2, 2014	$—	$—	$2,545	$673	$3,218
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
In connection with the restructuring plan, the Company incurred aggregate charges of $31.1 million through August 2, 2014, primarily related to severance and benefits charges and lease loss reserve and related costs, and substantially completed the restructuring plan by the end of the first quarter of fiscal year 2014.
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
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the restructuring liabilities balance if necessary. During the nine months ended August 2, 2014, the Company reversed approximately $1.8 million of severance and benefits charges due to actual cash payments to certain terminated employees being lower than original estimates as a result of the completion of the severance arrangements with these employees during the first quarter of fiscal year 2014.

The above restructuring and other related charges are included in “Restructuring, goodwill impairment, and other related costs” in the Condensed Consolidated Statements of Income.
Prior Restructuring Plans
Prior to fiscal year 2013, the Company also recorded charges related to estimated facilities lease losses, net of expected sublease income, due to consolidation of real estate space as a result of acquisitions.
Cash payments for facilities that are part of the Company’s lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2021.

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			August 2, 2014		October 26, 2013
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Secured Notes:
2020 Notes	2020	6.875%	$300,000	7.26%	$300,000	7.26%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	300,000	4.83%
Capital lease obligations	2016	5.671%	2,218	5.36%	4,600	5.50%
Total long-term debt			602,218		604,600
Less:
Unamortized discount			4,981		5,396
Current portion of long-term debt			1,817		2,996
Long-term debt, net of current portion			$595,420		$596,208
Senior Unsecured Notes
In January 2013, the Company issued 4.625% senior unsecured notes in the aggregate principal amount of $300.0 million due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of January 22, 2013 (the “2023 Indenture”), between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the 2023 Notes (as described in Note 16, “Guarantor and Non-Guarantor Subsidiaries”), and Wells Fargo Bank, National Association as the trustee. The Company irrevocably deposited the net proceeds from this offering, together with cash on hand, with the trustee to redeem all of the Company’s outstanding 6.625% senior secured notes due 2018 (the “2018 Notes”) as described below under “Senior Secured Notes.”
The 2023 Notes bear interest payable semiannually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the nine months ended August 2, 2014.
As of August 2, 2014, and October 26, 2013, the fair value of the 2023 Notes was approximately $291.0 million and $281.1 million, respectively, which was estimated based on broker trading prices.
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

The 2023 Indenture contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to:

•	Incur certain liens and enter into certain sale leaseback transactions;

•	Create, assume, incur, or guarantee additional indebtedness of the Company’s subsidiaries without such subsidiary guaranteeing the 2023 Notes on a pari passu basis; and

•	Consolidate or merge with, or convey, transfer, or lease all or substantially all of the Company’s or its subsidiaries’ assets.
These covenants are subject to a number of limitations and exceptions set forth in the 2023 Indenture. The 2023 Indenture also includes customary events of default, including cross-defaults to other debt of the Company and its subsidiaries.
Senior Secured Notes
In January 2010, the Company issued $300.0 million in aggregate principal amount of the 2018 Notes and $300.0 million in aggregate principal amount of 6.875% senior secured notes due 2020 (the “2020 Notes,” and together with the 2018 Notes, the “Senior Secured Notes”) pursuant to separate indentures, each dated as of January 20, 2010, between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the Senior Secured Notes, and Wells Fargo Bank, National Association as the trustee (the “2020 Indenture” and “2018 Indenture,” respectively). The Senior Secured Notes bear interest payable semiannually on January 15 and July 15 of each year. During the three months ended April 27, 2013, the Company paid $300.0 million to pay in full the principal of the 2018 Notes. The Company’s obligations under the 2020 Notes are—and prior to January 22, 2013, the Company’s obligations under the 2018 Notes were—guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets. See Note 16, “Guarantor and Non-Guarantor Subsidiaries,” of the Notes to Condensed Consolidated Financial Statements.
As of August 2, 2014, and October 26, 2013, the fair value of the 2020 Notes was approximately $316.1 million and $324.4 million, respectively, which was estimated based on broker trading prices.
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
In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs, the Company expensed the Call Premium, remaining debt issuance costs, and remaining original issue discount relating to the 2018 Notes in the first quarter of fiscal year 2013, which totaled $15.3 million. The Company reported this expense within “Interest expense” in the Condensed Consolidated Statements of Income for the nine months ended July 27, 2013.
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

The 2020 Indenture contains covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to:

•	Pay dividends, make investments, or make other restricted payments;

•	Incur additional indebtedness;

•	Sell assets;

•	Enter into transactions with affiliates;

•	Incur liens;

•	Permit consensual encumbrances or restrictions on the Company’s restricted subsidiaries’ ability to pay dividends or make certain other payments to the Company;

•	Consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s or its restricted subsidiaries’ assets; and

•	Designate subsidiaries as unrestricted.
These covenants are subject to a number of limitations and exceptions set forth in the 2020 Indenture. The 2020 Indenture also includes customary events of default, including cross-defaults to other debts of the Company and its subsidiaries. Prior to discharge, the 2018 Indenture contained covenants and events of default substantially similar to those in the 2020 Indenture.
Senior Secured Credit Facility
In October 2008, the Company entered into a credit agreement for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (“Senior Secured Credit Facility”). The credit agreement was subsequently amended in January 2010, June 2011, January 2013, October 2013, and April 2014, to, among other things, remove and update certain covenants, reduce interest rates on the term loan facility, reduce interest rates and fees on the revolving credit facility, and extend the maturity date of the revolving credit facility to January 7, 2015. The term loan was prepaid in full, and there were no principal amounts or commitments outstanding under the term loan facility as of either August 2, 2014, or October 26, 2013.
The Company may borrow under the revolving credit facility in the future for ongoing working capital and other general corporate purposes. There were no principal amounts outstanding under the revolving credit facility, and the full $125.0 million was available for future borrowing under the revolving credit facility as of August 2, 2014, and October 26, 2013.
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
Debt Maturities
As of August 2, 2014, our aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2014 (remaining three months)	$642
2015	1,286
2016	290
2017	—
2018	—
Thereafter	600,000
Total	$602,218

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended August 2, 2014, and July 27, 2013, respectively (in thousands):

	Accrued Warranty
	Nine Months Ended
	August 2, 2014	July 27, 2013
Beginning balance	$8,632	$14,453
Liabilities accrued for warranties issued during the period	3,498	3,753
Warranty claims paid and used during the period	(4,063)	(6,500)
Changes in liability for pre-existing warranties during the period	(368)	(2,050)
Ending balance	$7,699	$9,656

In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of August 2, 2014, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
Manufacturing and Purchase Commitments
Brocade has manufacturing arrangements with contract manufacturers (“CMs”) under which Brocade provides 12-month product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. Brocade issues purchase orders and the CMs then generate invoices based on prices and payment terms mutually agreed upon and set forth in those purchase orders. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs.
As of August 2, 2014, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $172.1 million, which the Company expects to utilize during future normal ongoing operations within the next 12 months, net of a purchase commitments reserve of $3.3 million, which is reported within “Other accrued liabilities” in the Condensed Consolidated Balance Sheet as of August 2, 2014. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations.
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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the three and nine months ended August 2, 2014, and July 27, 2013, were the euro, the British pound, the Indian rupee, the Japanese yen, the Singapore dollar, the Chinese yuan, and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements.
The Company’s foreign currency risk management program includes foreign currency derivatives with a cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than fifteen months. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive income was not significant for the three and nine months ended August 2, 2014, and July 27, 2013.
Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income (loss), net.” The amount recorded on ineffective cash flow hedges was not significant for the three and nine months ended August 2, 2014, and July 27, 2013, respectively.
Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the Condensed Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 2, 2014	July 27, 2013	August 2, 2014	July 27, 2013
Cost of revenues	$53	$2	$173	$31
Research and development	(80)	(2)	(665)	53
Sales and marketing	236	10	657	152
General and administrative	37	1	75	6
Total	$246	$11	$240	$242
We may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency, if the currency is difficult or too expensive to hedge, or if such exposure or the associated risk is insignificant. The net foreign currency exchange gains and losses recorded as part of “Interest and other income (loss), net” were losses of $0.2 million and $0.3 million for the three and nine months ended August 2, 2014, respectively, and gains of $0.1 million and $0.2 million for the three and nine months ended July 27, 2013, respectively.
Gross unrealized loss positions are recorded within “Other accrued liabilities” and “Other non-current liabilities,” and gross unrealized gain positions are recorded within “Prepaid expenses and other current assets.” As of August 2, 2014, the Company had gross unrealized loss positions of $0.3 million and gross unrealized gain positions of $0.5 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.

Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In U.S. dollars	As of August 2, 2014	As of October 26, 2013	As of August 2, 2014	As of October 26, 2013
Euro	$12,553	$16,012	$—	$25,478
British pound	8,665	25,053	—	—
Indian rupee	5,778	17,444	—	—
Singapore dollar	4,082	12,867	—	—
Japanese yen	3,784	16,172	—	—
Swiss franc	3,445	11,066	—	—
Total	$38,307	$98,614	$—	$25,478

The Company utilizes a rolling hedge strategy for the majority of its foreign currency derivative instruments with cash flow hedge accounting designation. All of the Company’s foreign currency forward contracts are single delivery, which are settled at maturity involving one cash payment.

11. Stockholders’ Equity and Stock-Based Compensation
Dividends
In the third quarter of fiscal year 2014, the Company’s Board of Directors approved the initiation of a quarterly cash dividend on the Company’s common stock. As of August 2, 2014, the Company’s Board of Directors declared the following dividends (in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount Paid	Payment Date
May 22, 2014	$0.035	June 10, 2014	$15,270	July 2, 2014
No dividends were declared or paid by the Company during the first two quarters of fiscal year 2014. On August 21, 2014, the Company’s Board of Directors declared a cash dividend of $0.035 per share of the Company’s common stock for stockholders of record as of the close of market on September 10, 2014, to be paid on October 2, 2014. Future dividend payments are subject to review and approval by the Company’s Board of Directors.
Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, was included in the following line items of the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 2, 2014	July 27, 2013	August 2, 2014	July 27, 2013
Cost of revenues	$4,121	$3,858	$10,738	$11,345
Research and development	4,350	4,020	13,107	13,205
Sales and marketing	7,592	7,164	22,819	23,321
General and administrative	5,511	3,727	14,550	9,220
Total stock-based compensation	$21,574	$18,769	$61,214	$57,091

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Nine Months Ended
	August 2, 2014	July 27, 2013	August 2, 2014	July 27, 2013
Stock options, including variable options	$1,072	$828	$3,602	$1,818
Restricted stock units, including stock units with market conditions (altogether “RSUs”)	13,970	11,202	45,957	38,351
Employee stock purchase plan (“ESPP”)	6,532	6,739	11,655	16,922
Total stock-based compensation	$21,574	$18,769	$61,214	$57,091
The following table presents the unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of August 2, 2014, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$5,432	1.49
RSUs	$124,306	2.03
ESPP	$19,606	1.17

The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended
	August 2, 2014		July 27, 2013
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	1,770	$3.16	2,875	$2.34
RSUs	10,419	$9.81	11,519	$5.70
The total intrinsic value of stock options exercised for the nine months ended August 2, 2014, and July 27, 2013, was $22.3 million and $19.5 million, respectively.

12. Accumulated Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive loss for the three months ended August 2, 2014, and July 27, 2013, are as follows (in thousands):

	Three Months Ended
	August 2, 2014			July 27, 2013
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$(203)	$48	$(155)	$(1,125)	$125	$(1,000)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	(246)	28	(218)	(11)	1	(10)
Net unrealized gains (losses) on cash flow hedges	(449)	76	(373)	(1,136)	126	(1,010)
Foreign currency translation adjustments	(191)	—	(191)	(1,470)	—	(1,470)
Total other comprehensive loss	$(640)	$76	$(564)	$(2,606)	$126	$(2,480)
The tax effects allocated to each component of other comprehensive income (loss) for the nine months ended August 2, 2014, and July 27, 2013, are as follows (in thousands):

	Nine Months Ended
	August 2, 2014			July 27, 2013
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$23	$(9)	$14	$(3,100)	$102	$(2,998)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	(240)	23	(217)	(242)	28	(214)
Net unrealized gains (losses) on cash flow hedges	(217)	14	(203)	(3,342)	130	(3,212)
Foreign currency translation adjustments	284	—	284	(3,612)	—	(3,612)
Total other comprehensive income (loss)	$67	$14	$81	$(6,954)	$130	$(6,824)

(1)
For Condensed Consolidated Statements of Income classification of amounts reclassified from accumulated other comprehensive loss, see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements.

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended August 2, 2014, and July 27, 2013, are as follows (in thousands):

	Nine Months Ended
	August 2, 2014			July 27, 2013
	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Beginning balance	$267	$(13,711)	$(13,444)	$2,390	$(12,254)	$(9,864)
Change in unrealized gains and losses	14	284	298	(2,998)	(3,612)	(6,610)
Net gains and losses reclassified into earnings	(217)	—	(217)	(214)	—	(214)
Net current-period other comprehensive income (loss)	(203)	284	81	(3,212)	(3,612)	(6,824)
Ending balance	$64	$(13,427)	$(13,363)	$(822)	$(15,866)	$(16,688)

13. Income Taxes
In general, the Company’s provision for income taxes differs from tax computed at the U.S. federal statutory tax rate of 35% due to state taxes, the effect of non-U.S. operations, nondeductible stock-based compensation expense, and adjustments to unrecognized tax benefits.    The effective tax rates for the three and nine months ended August 2, 2014, were lower than the federal statutory tax rate of 35% primarily due to the effects of earnings in foreign jurisdictions taxed at rates lower than the U.S. federal statutory tax rate, and a discrete benefit from release of tax reserves due to expired statutes of limitations, partially offset by an increase in certain unrecognized tax benefits. In addition, the effective tax rate for the nine months ended August 2, 2014, was negatively impacted by a goodwill impairment charge of $83.4 million, which is nondeductible for tax purposes.
The effective tax rate for the three months ended July 27, 2013, was lower than the federal statutory tax rate of 35% primarily due to a discrete benefit from favorable audit settlements. In addition, the effective tax rate for the nine months ended July 27, 2013, was higher than the federal statutory tax rate of 35% primarily due to a charge of $78.2 million to reduce our previously recognized California deferred tax assets as a result of a change in California tax law with the passage of Proposition 39. This charge was partially offset by the effect of change in foreign earnings, discrete benefits from reserve releases resulting from audit settlements, and an increase in the federal research and development tax credit that was reinstated on January 2, 2013, for calendar year 2013 and made retroactive to January 1, 2012.
The total amount of net unrecognized tax benefits of $81.0 million as of August 2, 2014, would affect the Company’s effective tax rate, if recognized. The timing of the closure of audits is highly uncertain and it is reasonably possible that the balance of unrecognized tax benefits could change during the remainder of fiscal year 2014.
The IRS and other tax authorities regularly examine the Company’s income tax returns. The IRS is currently examining fiscal years 2009 and 2010. In addition, the Company is in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. The Company believes that reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. The Company believes that before the end of fiscal year 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments, and the impact of such settlements on other uncertain tax positions, the Company estimates the range of potential decreases in underlying uncertain tax positions is between $0 and $5 million in the next 12 months.
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
In the second quarter of fiscal year 2014, Brocade changed its internal financial reporting, realigning it with the changes in Brocade’s strategic focus on key technology segments. As a result of this change, the number of the Company’s operating segments was reduced from four to three operating segments. Ethernet Switching & IP Routing and ADP business components were combined into the IP Networking Products operating segment, and separate discrete financial information is no longer available for either Ethernet Switching & IP Routing or ADP components. The reportable segments did not change as a result of this change in the Company’s internal financial reporting. Therefore, the restatement of previously reported segment information is not necessary.
At this time, the Company does not track all of its assets by operating segments. The majority of the Company’s assets as of August 2, 2014, were attributable to its U.S. operations.
Summarized financial information by reportable segment for the three and nine months ended August 2, 2014, and July 27, 2013, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended August 2, 2014
Net revenues	$325,238	$132,559	$87,667	$545,464
Cost of revenues	83,938	61,580	38,233	183,751
Gross margin	$241,300	$70,979	$49,434	$361,713
Three months ended July 27, 2013
Net revenues	$314,087	$133,906	$88,558	$536,551
Cost of revenues	85,611	74,830	37,908	198,349
Gross margin	$228,476	$59,076	$50,650	$338,202
Nine months ended August 2, 2014
Net revenues	$1,001,858	$373,424	$271,627	$1,646,909
Cost of revenues	261,393	180,023	116,818	558,234
Gross margin	$740,465	$193,401	$154,809	$1,088,675
Nine months ended July 27, 2013
Net revenues	$994,909	$407,077	$262,078	$1,664,064
Cost of revenues	270,461	228,954	118,410	617,825
Gross margin	$724,448	$178,123	$143,668	$1,046,239

15. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	August 2, 2014	July 27, 2013	August 2, 2014	July 27, 2013
Basic net income per share
Net income	$87,352	$118,696	$154,552	$144,390
Weighted-average shares used in computing basic net income per share	432,448	449,446	436,396	452,474
Basic net income per share	$0.20	$0.26	$0.35	$0.32
Diluted net income per share
Net income	$87,352	$118,696	$154,552	$144,390
Weighted-average shares used in computing basic net income per share	432,448	449,446	436,396	452,474
Dilutive potential common shares in the form of stock options	1,616	2,842	2,162	3,686
Dilutive potential common shares in the form of other share-based awards	7,725	9,056	10,038	8,701
Weighted-average shares used in computing diluted net income per share	441,789	461,344	448,596	464,861
Diluted net income per share	$0.20	$0.26	$0.34	$0.31
Antidilutive potential common shares in the form of (1)
Stock options	1,651	13,146	2,050	14,637
Other share-based awards	1,331	12	1,119	171

(1)	These amounts are excluded from the computation of diluted net income per share.

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

•	Upon designation of the subsidiary as an “unrestricted subsidiary” under the applicable indenture;

•	Upon the merger, consolidation, or liquidation of the subsidiary into the Company or another subsidiary guarantor; and

•	Upon legal or covenant defeasance or the discharge of the Company’s obligations under the applicable indenture.
The guarantees of the 2018 Notes were released on January 22, 2013, upon the discharge of the 2018 Indenture.

Pursuant to the terms of the indenture governing the 2023 Notes, the guarantees are full and unconditional but are subject to release under the following circumstances:

•	Upon the sale of the subsidiary or all or substantially all of its assets;

•	Upon the discharge of the guarantees under the Senior Secured Credit Facility, the 2020 Notes, and any other debt guaranteed by the applicable subsidiary;

•	Upon the merger, consolidation, or liquidation of the subsidiary into the Company or another subsidiary guarantor; and

•	Upon legal or covenant defeasance or the discharge of the Company’s obligations under the applicable indenture.
Because the guarantees are subject to release under the above described circumstances, they would not be deemed “full and unconditional” for purposes of Rule 3-10 of Regulation S-X. However, as these circumstances are customary, the Company concluded that it may rely on Rule 3-10 of Regulation S-X, as the other requirements of Rule 3-10 have been met.
The following tables present condensed consolidated financial statements for the parent company, the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries, respectively.
The following is the condensed consolidating balance sheet as of August 2, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$373,413	$8,284	$767,690	$—	$1,149,387
Accounts receivable, net	115,564	12	76,240	—	191,816
Inventories	38,290	—	2,296	—	40,586
Intercompany receivables	—	486,581	—	(486,581)	—
Other current assets	149,247	61	10,408	655	160,371
Total current assets	676,514	494,938	856,634	(485,926)	1,542,160
Property and equipment, net	431,159	233	16,803	—	448,195
Investment in subsidiaries	1,156,473	—	—	(1,156,473)	—
Other non-current assets	1,526,781	81,338	3,416	—	1,611,535
Total assets	$3,790,927	$576,509	$876,853	$(1,642,399)	$3,601,890
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,285	$—	$25,957	$—	$84,242
Current portion of long-term debt	1,817	—	—	—	1,817
Intercompany payables	381,223	—	105,358	(486,581)	—
Other current liabilities	299,555	3,990	114,175	655	418,375
Total current liabilities	740,880	3,990	245,490	(485,926)	504,434
Long-term debt, net of current portion	595,420	—	—	—	595,420
Other non-current liabilities	118,026	—	47,409	—	165,435
Total liabilities	1,454,326	3,990	292,899	(485,926)	1,265,289
Total stockholders’ equity	2,336,601	572,519	583,954	(1,156,473)	2,336,601
Total liabilities and stockholders’ equity	$3,790,927	$576,509	$876,853	$(1,642,399)	$3,601,890

The following is the condensed consolidating balance sheet as of October 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$396,710	$9,301	$580,986	$—	$986,997
Accounts receivable, net	159,436	328	89,834	—	249,598
Inventories	40,072	—	5,272	—	45,344
Intercompany receivables	—	464,443	—	(464,443)	—
Other current assets	127,709	7	11,395	1,753	140,864
Total current assets	723,927	474,079	687,487	(462,690)	1,422,803
Property and equipment, net	457,054	567	15,319	—	472,940
Investment in subsidiaries	1,026,247	—	—	(1,026,247)	—
Other non-current assets	1,626,031	95,624	3,993	—	1,725,648
Total assets	$3,833,259	$570,270	$706,799	$(1,488,937)	$3,621,391
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,190	$28	$20,000	$—	$88,218
Current portion of long-term debt	2,996	—	—	—	2,996
Intercompany payables	409,590	—	54,853	(464,443)	—
Other current liabilities	335,261	7,075	125,360	1,753	469,449
Total current liabilities	816,037	7,103	200,213	(462,690)	560,663
Long-term debt, net of current portion	596,208	—	—	—	596,208
Other non-current liabilities	74,201	—	43,506	—	117,707
Total liabilities	1,486,446	7,103	243,719	(462,690)	1,274,578
Total stockholders’ equity	2,346,813	563,167	463,080	(1,026,247)	2,346,813
Total liabilities and stockholders’ equity	$3,833,259	$570,270	$706,799	$(1,488,937)	$3,621,391

The following is the condensed consolidating statement of operations for the three months ended August 2, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$303,946	$366	$241,152	$—	$545,464
Intercompany revenues	6,127	—	3,807	(9,934)	—
Total net revenues	310,073	366	244,959	(9,934)	545,464
Cost of revenues	118,972	170	63,192	1,417	183,751
Intercompany (income) cost of revenues	(15,723)	—	25,657	(9,934)	—
Total cost of revenues	103,249	170	88,849	(8,517)	183,751
Gross margin (loss)	206,824	196	156,110	(1,417)	361,713
Operating expenses	185,967	223	59,043	(1,417)	243,816
Intercompany operating expenses (income)	(55,043)	(9,481)	64,524	—	—
Total operating expenses	130,924	(9,258)	123,567	(1,417)	243,816
Income (loss) from operations	75,900	9,454	32,543	—	117,897
Other income (expense)	(3,658)	(58)	(161)	—	(3,877)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	72,242	9,396	32,382	—	114,020
Income tax expense	25,325	—	1,343	—	26,668
Equity in net earnings (losses) of subsidiaries	40,435	—	—	(40,435)	—
Net income (loss)	$87,352	$9,396	$31,039	$(40,435)	$87,352

The following is the condensed consolidating statement of operations for the three months ended July 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$327,422	$1,053	$208,076	$—	$536,551
Intercompany revenues	5,647	—	7,855	(13,502)	—
Total net revenues	333,069	1,053	215,931	(13,502)	536,551
Cost of revenues	137,260	6,891	52,453	1,745	198,349
Intercompany (income) cost of revenues	(14,489)	—	27,991	(13,502)	—
Total cost of revenues	122,771	6,891	80,444	(11,757)	198,349
Gross margin (loss)	210,298	(5,838)	135,487	(1,745)	338,202
Operating expenses	198,119	9,888	57,577	(1,745)	263,839
Intercompany operating expenses (income)	(14,763)	(11)	14,774	—	—
Total operating expenses	183,356	9,877	72,351	(1,745)	263,839
Income (loss) from operations	26,942	(15,715)	63,136	—	74,363
Other income (expense)	67,657	350	(570)	—	67,437
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	94,599	(15,365)	62,566	—	141,800
Income tax expense (benefit)	26,079	—	(2,975)	—	23,104
Equity in net earnings (losses) of subsidiaries	50,176	—	—	(50,176)	—
Net income (loss)	$118,696	$(15,365)	$65,541	$(50,176)	$118,696

The following is the condensed consolidating statement of operations for the nine months ended August 2, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$940,696	$1,747	$704,466	$—	$1,646,909
Intercompany revenues	19,942	—	10,484	(30,426)	—
Total net revenues	960,638	1,747	714,950	(30,426)	1,646,909
Cost of revenues	361,085	8,992	183,715	4,442	558,234
Intercompany (income) cost of revenues	(45,882)	—	76,308	(30,426)	—
Total cost of revenues	315,203	8,992	260,023	(25,984)	558,234
Gross margin (loss)	645,435	(7,245)	454,927	(4,442)	1,088,675
Operating expenses	665,764	7,142	160,629	(4,442)	829,093
Intercompany operating expenses (income)	(144,783)	(23,929)	168,712	—	—
Total operating expenses	520,981	(16,787)	329,341	(4,442)	829,093
Income (loss) from operations	124,454	9,542	125,586	—	259,582
Other income (expense)	(23,495)	(192)	24	—	(23,663)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	100,959	9,350	125,610	—	235,919
Income tax expense	76,609	—	4,758	—	81,367
Equity in net earnings (losses) of subsidiaries	130,202	—	—	(130,202)	—
Net income (loss)	$154,552	$9,350	$120,852	$(130,202)	$154,552

The following is the condensed consolidating statement of operations for the nine months ended July 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,004,002	$3,176	$656,886	$—	$1,664,064
Intercompany revenues	21,881	—	17,680	(39,561)	—
Total net revenues	1,025,883	3,176	674,566	(39,561)	1,664,064
Cost of revenues	405,005	29,104	177,744	5,972	617,825
Intercompany (income) cost of revenues	(41,711)	—	81,272	(39,561)	—
Total cost of revenues	363,294	29,104	259,016	(33,589)	617,825
Gross margin (loss)	662,589	(25,928)	415,550	(5,972)	1,046,239
Operating expenses	608,523	30,941	187,914	(5,972)	821,406
Intercompany operating expenses (income)	(89,648)	(14,288)	103,936	—	—
Total operating expenses	518,875	16,653	291,850	(5,972)	821,406
Income (loss) from operations	143,714	(42,581)	123,700	—	224,833
Other expense	34,305	306	(3,486)	(391)	30,734
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	178,019	(42,275)	120,214	(391)	255,567
Income tax expense	109,114	866	1,197	—	111,177
Equity in net earnings (losses) of subsidiaries	75,875	—	—	(75,875)	—
Net income (loss)	$144,780	$(43,141)	$119,017	$(76,266)	$144,390

The following is the condensed consolidating statement of comprehensive income (loss) for the three months ended August 2, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$87,352	$9,396	$31,039	$(40,435)	$87,352
Other comprehensive income (loss), net of tax:
Unrealized gains on cash flow hedges:
Change in unrealized gains and losses	—	—	(155)	—	(155)
Net gains reclassified into earnings	—	—	(218)	—	(218)
Net unrealized gains on cash flow hedges	—	—	(373)	—	(373)
Foreign currency translation adjustments	18	—	(209)	—	(191)
Total other comprehensive income (loss)	18	—	(582)	—	(564)
Total comprehensive income (loss)	$87,370	$9,396	$30,457	$(40,435)	$86,788

The following is the condensed consolidating statement of comprehensive income (loss) for the three months ended July 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$118,696	$(15,365)	$65,541	$(50,176)	$118,696
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(1,000)	—	(1,000)
Net gains reclassified into earnings	—	—	(10)	—	(10)
Net unrealized losses on cash flow hedges	—	—	(1,010)	—	(1,010)
Foreign currency translation adjustments	23	—	(1,493)	—	(1,470)
Total other comprehensive income (loss)	23	—	(2,503)	—	(2,480)
Total comprehensive income (loss)	$118,719	$(15,365)	$63,038	$(50,176)	$116,216

The following is the condensed consolidating statement of comprehensive income (loss) for the nine months ended August 2, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$154,552	$9,350	$120,852	$(130,202)	$154,552
Other comprehensive income (loss), net of tax:
Unrealized gains on cash flow hedges:
Change in unrealized gains and losses	—	—	14	—	14
Net gains reclassified into earnings	—	—	(217)	—	(217)
Net unrealized gains on cash flow hedges	—	—	(203)	—	(203)
Foreign currency translation adjustments	(113)	171	226	—	284
Total other comprehensive income (loss)	(113)	171	23	—	81
Total comprehensive income (loss)	$154,439	$9,521	$120,875	$(130,202)	$154,633

The following is the condensed consolidating statement of comprehensive income (loss) for the nine months ended July 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$144,780	$(43,141)	$119,017	$(76,266)	$144,390
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(2,998)	—	(2,998)
Net gains reclassified into earnings	—	—	(214)	—	(214)
Net unrealized losses on cash flow hedges	—	—	(3,212)	—	(3,212)
Foreign currency translation adjustments	1,149	(628)	(4,133)	—	(3,612)
Total other comprehensive income (loss)	1,149	(628)	(7,345)	—	(6,824)
Total comprehensive income (loss)	$145,929	$(43,769)	$111,672	$(76,266)	$137,566

The following is the condensed consolidating statement of cash flows for the nine months ended August 2, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$196,642	$(1,017)	$188,119	$—	$383,744
Cash flows from investing activities:
Purchases of property and equipment	(32,574)	—	(8,601)	—	(41,175)
Purchases of non-marketable minority equity investments	(223)	—	—	—	(223)
Proceeds from sale of non-marketable equity investment	10,748	—	—	—	10,748
Proceeds from sale of network adapter business	3,081	—	6,914	—	9,995
Proceeds from collection of note receivable	250	—	—	—	250
Net cash provided by (used in) investing activities	(18,718)	—	(1,687)	—	(20,405)
Cash flows from financing activities:
Payment of principal related to capital leases	(2,382)	—	—	—	(2,382)
Common stock repurchases	(302,560)	—	—	—	(302,560)
Proceeds from issuance of common stock	81,293	—	—	—	81,293
Payment of cash dividends to stockholders	(15,270)	—	—	—	(15,270)
Excess tax benefits from stock-based compensation	37,698	—	—	—	37,698
Net cash used in financing activities	(201,221)	—	—	—	(201,221)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	272	—	272
Net increase (decrease) in cash and cash equivalents	(23,297)	(1,017)	186,704	—	162,390
Cash and cash equivalents, beginning of period	396,710	9,301	580,986	—	986,997
Cash and cash equivalents, end of period	$373,413	$8,284	$767,690	$—	$1,149,387

The following is the condensed consolidating statement of cash flows for the nine months ended July 27, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$181,335	$2,846	$97,079	$—	$281,260
Cash flows from investing activities:
Purchases of property and equipment	(35,969)	(23)	(5,957)	—	(41,949)
Net cash acquired (paid) in connection with acquisition	(44,769)	140	—	—	(44,629)
Net cash provided by (used in) investing activities	(80,738)	117	(5,957)	—	(86,578)
Cash flows from financing activities:
Proceeds from senior unsecured notes	296,250	—	—	—	296,250
Payment of debt issuance costs related to senior unsecured notes	(992)	—	—	—	(992)
Payment of principal related to senior secured notes	(300,000)	—	—	—	(300,000)
Payment of principal related to capital leases	(1,536)	—	—	—	(1,536)
Common stock repurchases	(187,360)	—	—	—	(187,360)
Proceeds from issuance of common stock	71,858	—	—	—	71,858
Excess tax benefits from stock-based compensation	6,909	—	—	—	6,909
Net cash used in financing activities	(114,871)	—	—	—	(114,871)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(2,944)	—	(2,944)
Net increase (decrease) in cash and cash equivalents	(14,274)	2,963	88,178	—	76,867
Cash and cash equivalents, beginning of period	284,466	680	428,080	—	713,226
Cash and cash equivalents, end of period	$270,192	$3,643	$516,258	$—	$790,093

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

Overview
We are a leading supplier of networking hardware and software for businesses and organizations. Our end customers are enterprises of many types and sizes, including global enterprises that use our products and services as part of their communications infrastructure, and service providers such as telecommunication firms, cable operators, and mobile carriers who use our products and services as part of their production operations. Our products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturer (“OEM”) partners, distributors, systems integrators, and value-added resellers, as well as directly to end users by our sales force. Our business model is focused on two key markets: our Storage Area Networking (“SAN”) business, which offers our Fibre Channel (“FC”) SAN backbones, directors, fixed form factor switches and embedded switches, and our Internet Protocol (“IP”) Networking business, which offers our IP routers, Ethernet switches, network security and monitoring, as well as products used to manage application delivery. Our IP products are available in modular and fixed form factors, as well as in software, or virtualized, solutions that can be deployed in both traditional network designs and full-featured Ethernet fabrics. We also provide product-related customer support and services in both our SAN business and IP Networking business.
We expect growth opportunities in the SAN market over time to be driven by key customer Information Technology (“IT”) initiatives such as server virtualization, enterprise mobility, data center consolidation, cloud computing initiatives, and migration to higher performance technologies, such as solid state storage. Our IP Networking business strategies are intended to increase new customer accounts and expand our market share through product innovation, such as our Ethernet fabric and virtualized software networking products (also known as software-defined networking, or “SDN,” and Network Functions Virtualization, or “NFV”), and the development and expansion of our routes to market. The success of Ethernet fabrics, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures and our future success in this area would be negatively impacted if this technological transition does not occur at the anticipated rate or at all. While our NFV revenues have not been material to date, customer interest in NFV is very high and we believe that customers prefer to buy networking products from suppliers that offer a portfolio of solutions that address their current and future needs. We plan to continue to support our SAN and IP Networking growth plans by continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging technologies (such as SDN and NFV), new product introductions, and enhancing our existing partnerships and forming new ones through our various distribution channels.
In the second quarter of fiscal year 2013, we announced that we were making certain changes in our strategic direction by focusing on key technology segments, such as our SAN fabrics, Ethernet fabrics, and software networking products, for the data center. As part of this change in focus, we reduced our cost of revenues and other operating expenses by $100 million on an annualized basis when comparing the first quarter of fiscal year 2014 to the first quarter of fiscal year 2013. We achieved our targeted cost reduction opportunities ahead of our previously announced schedule by focusing on the optimization of discretionary spending and rebalancing personnel resources.
As previously disclosed, this change in focus will also result in a rebalancing of resources away from certain non-key areas of our business, which has impacted our ability to generate revenue from certain products, markets, geographies, and customers. In the second quarter of fiscal year 2014, we made a strategic decision to reduce our investment in the hardware-based Brocade ADX® products and to increase investment in the software-based Brocade ADX products for Layer 4-7 applications. As a result of this change in strategy, we expect over the next two years hardware-based Brocade ADX and related support revenue to be negatively impacted by $20 million to $40 million on an annualized basis compared with fiscal year 2013. Based on the decrease in the hardware-based Brocade ADX revenue forecast, we recognized an $83 million non-cash goodwill impairment charge during the second quarter of fiscal year 2014.
Combined with the other rebalancing actions taken through the first quarter of fiscal year 2014, which, among other actions, included the divestiture of our network adapter business and a change in our wireless business strategy, we believe our changes in strategic direction will cause our annualized revenues exiting fiscal year 2014 to be lower by approximately $60 million to $70 million compared with prior years.

We continue to face multiple challenges, including aggressive price discounting from competitors, new product introductions from competitors, rapid adoption of new technologies by customers, an uneven recovery in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as uncertain federal government spending in the United States. We are also cautious about the stability and health of certain international markets and current global and country-specific dynamics, such as the geopolitical uncertainty in Russia and inflationary risks in China. These factors may impact our business and that of our partners. While the diversified portfolio of products that we offer helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long term, it is difficult for us to offset short-term reductions in IT spending, which may adversely affect our financial results and stock price.
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
Our plans for our operating cash flows are to provide liquidity for operations, capital investments and other strategic initiatives, including mergers and acquisitions, and to return capital to shareholders in the form of stock repurchases and cash dividends. We repurchase our stock to reduce the dilutive effects of our equity award programs, and from time to time opportunistically, under our previously announced stock repurchase programs. In addition, we may use our operating cash flows to strengthen our networking portfolios through acquisitions and strategic investments. In September 2013, we announced our intent to return at least 60% of our adjusted free cash flow, which we define as operating cash flow adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditures, to investors in the form of share repurchases or dividends. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. The first dividend was paid on July 2, 2014, to stockholders of record as of the close of market on June 10, 2014, for an aggregate of $15.3 million. On August 21, 2014, our Board of Directors declared a second quarterly cash dividend of $0.035 per share of our common stock to be paid on October 2, 2014, to stockholders of record as of the close of market on September 10, 2014. Future dividend payments are subject to review and approval by our Board of Directors.

Results of Operations
Our results of operations for the three and nine months ended August 2, 2014, and July 27, 2013, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products, and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	August 2, 2014	% of Net Revenues	July 27, 2013	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$325,238	59.6%	$314,087	58.5%	$11,151	3.6%
IP Networking Products	132,559	24.3%	133,906	25.0%	(1,347)	(1.0)%
Global Services	87,667	16.1%	88,558	16.5%	(891)	(1.0)%
Total net revenues	$545,464	100.0%	$536,551	100.0%	$8,913	1.7%

	Nine Months Ended
	August 2, 2014	% of Net Revenues	July 27, 2013	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$1,001,858	60.8%	$994,909	59.8%	$6,949	0.7%
IP Networking Products	373,424	22.7%	407,077	24.5%	(33,653)	(8.3)%
Global Services	271,627	16.5%	262,078	15.7%	9,549	3.6%
Total net revenues	$1,646,909	100.0%	$1,664,064	100.0%	$(17,155)	(1.0)%
The increase in total net revenues for the three months ended August 2, 2014, compared with the three months ended July 27, 2013, primarily reflects higher sales for our SAN products, partially offset by lower sales for our IP Networking products and Global Services offerings, as further described below.

•
The increase in SAN product revenues reflects an increase in switch and director product revenues due to continued customer migration to our Gen 5 Fibre Channel products. The increase in SAN product revenues was partially offset by a decrease in revenues from embedded switches due to lower seasonal revenue from some OEM partners and due to the divestiture of our network adapter business in the first quarter of fiscal year 2014. In addition, our average selling price per port increased by 3.1% during the three months ended August 2, 2014, and the number of ports shipped during the same period increased by 0.4%, resulting in higher SAN product revenues for the three months ended August 2, 2014;

•
The slight decrease in IP Networking product revenues primarily reflects lower revenues from IP routing, the divestiture of our network adapter business in January 2014, and changes in our Brocade ADX product line and wireless business strategies. In addition, IP routing product revenues decreased primarily due to a pause in some customer orders in anticipation of new products scheduled for release in the fourth quarter of fiscal year 2014. The decrease was partially offset by an increase in our Ethernet switch products for data center customers. Based on our analysis of the information we collect in our sales management system, we estimate that revenues from our network carrier customers and enterprise end customers decreased for the three months ended August 2, 2014, compared with the three months ended July 27, 2013. The decrease in revenues from our network carrier customers and enterprise end customers was due to lower demand. As the percentage of our IP Networking products being sold through two-tier distribution has increased, it has become increasingly difficult to quantify our revenues by end customer, and, therefore, these results are based solely on our estimates; and

•	The slight decrease in Global Services revenues was primarily attributable to a decrease in the revenue recognized from sales of initial support contracts for both our SAN and IP Networking products.

The decrease in total net revenues for the nine months ended August 2, 2014, compared with the nine months ended July 27, 2013, reflects lower sales for our IP Networking products, partially offset by higher sales for our SAN products and Global Services offerings, as further described below.

•
The increase in SAN product revenues was caused by an increase in switch product revenue, partially offset by a decrease in director and server product revenues, due to demand changes from our OEM partners. Our average selling price per port decreased by 2.0% during the nine months ended August 2, 2014, as compared with the same period in the prior year, which was partially offset by the 2.7% increase in the number of ports shipped during the same period;

•
The decrease in IP Networking product revenues primarily reflects lower revenues from our IP routing, adapter, and application delivery products. IP routing product revenues decreased primarily due to a pause in some customer orders in anticipation of new products scheduled for release in the fourth quarter of fiscal year 2014. Adapter revenues decreased primarily due to our divestiture of our network adapter business, and revenues from application delivery products decreased due to our change in strategy to reduce investment in the hardware-based Brocade ADX products and to increase investment in the software-based Brocade ADX products. Based on our analysis of the information we collect in our sales management system, we estimate that revenues from our U.S. federal government, network carrier customers, and enterprise end customers have decreased for the nine months ended August 2, 2014, compared with the nine months ended July 27, 2013. The decrease in revenues from our U.S. federal government, network carrier customers, and enterprise end customers was due to the current challenging federal budget environment and lower overall demand in the United States and Japan. As the percentage of our IP Networking products being sold through two-tier distribution has increased, it has become increasingly difficult to quantify our revenues by end customer, and, therefore, these results are based solely on our estimates; and

•
The increase in Global Services revenues was primarily attributable to an additional week of amortized support revenue from the 14-week quarter in the second quarter of fiscal year 2014, and an increase in the revenue recognized from sales of renewal support contracts for both our SAN and IP Networking products.

Our total net revenues by geographic area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	August 2, 2014	% of Net Revenues	July 27, 2013	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$304,313	55.8%	$328,475	61.2%	$(24,162)	(7.4)%
Europe, the Middle East and Africa (1)	154,141	28.3%	127,241	23.7%	26,900	21.1%
Asia Pacific	43,229	7.9%	46,164	8.6%	(2,935)	(6.4)%
Japan	23,649	4.3%	24,266	4.5%	(617)	(2.5)%
Canada, Central and South America	20,132	3.7%	10,405	2.0%	9,727	93.5%
Total net revenues	$545,464	100.0%	$536,551	100.0%	$8,913	1.7%

(1)	Includes net revenues of $97.4 million and $80.5 million for the three months ended August 2, 2014, and the three months ended July 27, 2013, respectively, relating to the Netherlands.

	Nine Months Ended
	August 2, 2014	% of Net Revenues	July 27, 2013	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$942,444	57.2%	$1,007,108	60.5%	$(64,664)	(6.4)%
Europe, the Middle East and Africa (2)	453,972	27.6%	415,332	25.0%	38,640	9.3%
Asia Pacific	135,687	8.3%	135,216	8.1%	471	0.3%
Japan	69,728	4.2%	77,101	4.6%	(7,373)	(9.6)%
Canada, Central and South America	45,078	2.7%	29,307	1.8%	15,771	53.8%
Total net revenues	$1,646,909	100.0%	$1,664,064	100.0%	$(17,155)	(1.0)%

(2)	Includes net revenues of $290.3 million and $257.9 million for the nine months ended August 2, 2014, and the nine months ended July 27, 2013, respectively, relating to the Netherlands.
Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the practices of our OEM partners, but end-user location data does indicate that international revenues comprise a larger percentage of our total net revenues than the attributed revenues above indicate.
International revenues for the three and nine months ended August 2, 2014, increased as a percentage of total net revenues compared with the three and nine months ended July 27, 2013, primarily due to lower revenue from SAN and IP Networking products sold into the U.S. federal market, as well as an increase in revenue from SAN products sold into the Europe, the Middle East, and Africa regions.
A significant portion of our revenues are concentrated among a relatively small number of OEM customers. For the three months ended August 2, 2014, three customers accounted for 21%, 16%, and 11%, respectively, of our total net revenues for a combined total of 48% of total net revenues. For the three months ended July 27, 2013, three customers accounted for 20%, 15%, and 12%, respectively, of our total net revenues for a combined total of 47% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of, these customers could seriously harm our financial condition and results of operations.
Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	August 2, 2014	% of Net Revenues	July 27, 2013	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$241,300	74.2%	$228,476	72.7%	$12,824	1.5%
IP Networking Products	70,979	53.5%	59,076	44.1%	11,903	9.4%
Global Services	49,434	56.4%	50,650	57.2%	(1,216)	(0.8)%
Total gross margin	$361,713	66.3%	$338,202	63.0%	$23,511	3.3%

	Nine Months Ended
	August 2, 2014	% of Net Revenues	July 27, 2013	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$740,465	73.9%	$724,448	72.8%	$16,017	1.1%
IP Networking Products	193,401	51.8%	178,123	43.8%	15,278	8.0%
Global Services	154,809	57.0%	143,668	54.8%	11,141	2.2%
Total gross margin	$1,088,675	66.1%	$1,046,239	62.9%	$42,436	3.2%
The gross margin percentage for each reportable segment increased or decreased for the three months ended August 2, 2014, compared with the three months ended July 27, 2013, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased primarily due to a 1.1% decrease in manufacturing overhead costs primarily due to lower headcount and lower outside services spending, partially offset by an increase in variable performance-based compensation. The decrease in outside services spending was due to lower labor repair rates negotiated with our contract manufacturer;

•
IP Networking gross margins relative to net revenues increased primarily due to a 6.8% decrease in amortization of IP Networking-related intangible assets, as most of these assets were acquired during the acquisition of Foundry Networks, LLC (“Foundry”) and were fully amortized prior to the three months ended August 2, 2014. In addition, period costs decreased 1.5%, relative to net revenues, which is mainly attributable to lower excess and obsolete reserves during the three months ended August 2, 2014. Manufacturing overhead costs decreased 0.9%, relative to net revenues, primarily due to lower headcount and lower outside services spending, partially offset by an increase in variable performance-based compensation. The decrease in outside services spending was due to lower labor repair rates negotiated with our contract manufacturer; and

•
Global Services gross margins relative to net revenues decreased primarily due to lower sales volume, as well as the increase in variable performance-based compensation for the three months ended August 2, 2014. The decrease in Global Services gross margins relative to net revenues was partially offset by lower global services headcount, as well as reduced legal, IT, and facilities expenses allocated to Global Services as part of the spending reduction plan that we implemented in fiscal year 2013.
The gross margin percentage for each reportable segment increased for the nine months ended August 2, 2014, compared with the nine months ended July 27, 2013, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased primarily due to a 1.0% decrease in manufacturing overhead costs primarily due to lower headcount and lower outside services spending, partially offset by an increase in variable performance-based compensation and an additional week of payroll expense from the 14-week quarter in the second quarter of fiscal year 2014. The decrease in outside services spending was due to lower labor repair rates negotiated with our contract manufacturer;

•
IP Networking gross margins relative to net revenues increased primarily due to a 5.1% decrease in amortization of IP Networking-related intangible assets, as most of these assets were acquired during the acquisition of Foundry and were fully amortized during the first quarter of fiscal year 2014. In addition, product costs decreased 1.6%, relative to net revenues, primarily as a result of a more favorable mix of IP Networking products. We also incurred costs associated with certain Foundry pre-acquisition litigation, which caused a 0.8% increase in costs, relative to net revenues, during the nine months ended July 27, 2013; and

•
Global Services gross margins relative to net revenues increased primarily due to higher sales volume, partially offset by an increase in variable performance-based compensation, for the nine months ended August 2, 2014. In addition, Global Services gross margins relative to net revenues increased due to a decrease in service and support costs relative to net revenues as a result of lower global services headcount, as well as reduced legal, IT, and facilities expenses allocated to Global Services as part of the spending reduction plan that we implemented in fiscal year 2013.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of compensation and related expenses for personnel engaged in engineering and R&D activities, fees paid to consultants and outside service providers, engineering expenses, which primarily consist of nonrecurring engineering charges and prototyping expenses related to the design, development, testing, and enhancement of our products, depreciation related to engineering and test equipment, and allocated expenses related to legal, IT, facilities, and other shared functions.
R&D expenses are summarized as follows (in thousands, except percentages):

	August 2, 2014		July 27, 2013
Research and development expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$84,152	15.4%	$92,969	17.3%	$(8,817)	(9.5)%
Nine months ended	$261,862	15.9%	$289,088	17.4%	$(27,226)	(9.4)%
R&D expenses decreased for the three months ended August 2, 2014, compared with the three months ended July 27, 2013, due to the following (in thousands):

Increase (Decrease)
Engineering expense	$(2,903)
Salaries and other compensation	(2,361)
Expenses related to legal, IT, facilities, and other shared functions	(1,791)
Depreciation and amortization expense	(1,657)
Various individually insignificant items	(105)
Total change	$(8,817)
Engineering expense decreased primarily due to lower nonrecurring engineering spending related to new product development and lower prototype costs for the three months ended August 2, 2014. Salaries and other compensation decreased primarily due to decreased engineering headcount and a related decrease in payroll expense, partially offset by an increase in variable performance-based compensation. Expenses related to legal, IT, facilities, and other shared functions allocated to R&D activities decreased overall primarily due to decreased costs with respect to IT-related projects and IT personnel, and lower facilities costs, as part of the spending reduction plan that we implemented in fiscal year 2013, as well as due to lower overall legal expense resulting from the settlement of litigation matters during fiscal year 2013. In addition, depreciation and amortization expense decreased primarily due to a decrease in engineering capital spending as part of the spending reduction plan that we implemented in fiscal year 2013.
R&D expenses decreased for the nine months ended August 2, 2014, compared with the nine months ended July 27, 2013, due to the following (in thousands):

Increase (Decrease)
Engineering expense	$(8,808)
Expenses related to legal, IT, facilities, and other shared functions	(7,092)
Depreciation and amortization expense	(3,332)
Salaries and other compensation	(3,270)
Outside services expense	(2,891)
Various individually insignificant items	(1,833)
Total change	$(27,226)
Engineering expense decreased primarily due to lower nonrecurring engineering spending related to new product development and lower prototype costs for the nine months ended August 2, 2014. Expenses related to legal, IT, facilities, and other shared functions allocated to R&D activities decreased overall primarily due to decreased costs with respect to IT-related projects and IT personnel, and lower facilities costs, as part of the spending reduction plan that we implemented in fiscal year 2013, as well as due to lower overall legal expense resulting from the settlement of litigation matters during fiscal year 2013. Depreciation and amortization expense decreased primarily due to a decrease in engineering capital spending in prior periods, which also is continuing into the current fiscal year. In addition, salaries and other compensation decreased primarily due to decreased engineering headcount and a related decrease in payroll expense, partially offset by an increase in variable performance-based compensation and an additional week of payroll expense from the 14-week quarter in the second quarter of fiscal year 2014. Outside services expense decreased primarily due to a reduction in outside engineering services and decreased support expenses for our engineering laboratories.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and allocated expenses related to legal, IT, facilities, and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	August 2, 2014		July 27, 2013
Sales and marketing expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$137,262	25.2%	$139,220	25.9%	$(1,958)	(1.4)%
Nine months ended	$409,524	24.9%	$433,547	26.1%	$(24,023)	(5.5)%
Sales and marketing expenses decreased for the three months ended August 2, 2014, compared with the three months ended July 27, 2013, due to the following (in thousands):

Increase (Decrease)
Expenses related to legal, IT, facilities, and other shared functions	$(5,662)
The decrease in sales and marketing expenses was partially offset by an increase in:
Salaries and other compensation	2,895
Various individually insignificant items	809
Total change	$(1,958)
Expenses related to legal, IT, facilities, and other shared functions allocated to sales and marketing activities decreased overall primarily due to decreased costs with respect to IT-related projects and IT personnel, and lower facilities costs, as part of the spending reduction plan that we implemented in fiscal year 2013, as well as due to lower overall legal expense resulting from the settlement of litigation matters during fiscal year 2013. Salaries and other compensation increased primarily due to an increase in commissions and variable performance-based compensation, partially offset by a decrease in headcount.

Sales and marketing expenses decreased for the nine months ended August 2, 2014, compared with the nine months ended July 27, 2013, due to the following (in thousands):

Increase (Decrease)
Expenses related to legal, IT, facilities, and other shared functions	$(17,077)
Salaries and other compensation	(3,074)
Outside services and other marketing expense	(2,753)
Various individually insignificant items	(1,119)
Total change	$(24,023)
Expenses related to legal, IT, facilities, and other shared functions allocated to sales and marketing activities decreased overall primarily due to decreased costs with respect to IT-related projects and IT personnel, and lower facilities costs, as part of the spending reduction plan that we implemented in fiscal year 2013, as well as lower overall legal expense resulting from the settlement of litigation matters during fiscal year 2013. Salaries and other compensation decreased primarily due to decreased headcount, partially offset by an increase in variable performance-based compensation and an additional week of payroll expense from the 14-week quarter in the second quarter of fiscal year 2014. In addition, as part of our spending reduction plan, outside services and other marketing expense also decreased primarily due to less spending on advertising and other marketing, as well as on conferences and trade shows, in the nine months ended August 2, 2014, partially offset by increased costs related to the build out of our digital marketing platform and salesforce training delivered during the nine months ended August 2, 2014.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of compensation and related expenses for corporate management, finance and accounting, human resources, legal, IT, facilities, and investor relations, as well as recruiting expenses, professional fees, and other corporate expenses, less certain expenses allocated to R&D and sales and marketing as described above.
G&A expenses are summarized as follows (in thousands, except percentages):

	August 2, 2014		July 27, 2013
G&A expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$22,140	4.1%	$18,526	3.5%	$3,614	19.5%
Nine months ended	$63,395	3.8%	$57,640	3.5%	$5,755	10.0%
G&A expenses increased for the three months ended August 2, 2014, compared with the three months ended July 27, 2013, due to the following (in thousands):

Increase (Decrease)
Stock-based compensation expense	$1,784
Salaries and other compensation	1,339
Various individually insignificant items	491
Total change	$3,614
Stock-based compensation expense increased primarily due to an increase in the grant date per-unit fair values of restricted stock units granted to employees in recent quarters as a result of our higher stock price, as well as more performance-based restricted stock unit grants made in fiscal year 2014 (see Note 11, “Stockholders’ Equity and Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements). Salaries and other compensation increased primarily due to an increase in variable performance-based compensation, partially offset by a decrease in headcount as part of the spending reduction plan that we implemented in fiscal year 2013.

G&A expenses increased for the nine months ended August 2, 2014, compared with the nine months ended July 27, 2013, due to the following (in thousands):

Increase (Decrease)
Stock-based compensation expense	$5,330
Salaries and other compensation	3,777
The increase in G&A expenses was partially offset by a decrease in:
Depreciation and amortization expense	(1,025)
Various individually insignificant items	(2,327)
Total change	$5,755
Stock-based compensation expense increased primarily due to an increase in the grant date per-unit fair values of restricted stock units granted to employees in recent quarters as a result of our higher stock price, as well as more performance-based restricted stock unit grants made in fiscal year 2014 (see Note 11, “Stockholders’ Equity and Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements). Salaries and other compensation increased primarily due to an increase in variable performance-based compensation and an additional week of payroll expense from the 14-week quarter in the second quarter of fiscal year 2014. Depreciation and amortization expense decreased primarily due to a decrease in capital spending as part of the spending reduction plan that we implemented in fiscal year 2013.
Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	August 2, 2014		July 27, 2013
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$131	—%	$13,124	2.4%	$(12,993)	(99.0)%
Nine months ended	$10,145	0.6%	$41,131	2.5%	$(30,986)	(75.3)%
The decrease in amortization of intangible assets for the three and nine months ended August 2, 2014, compared with the three and nine months ended July 27, 2013, was primarily due to the completion of amortization of certain of our intangible assets in connection with our acquisitions of Foundry and McDATA Corporation (“McDATA”) (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
Restructuring, goodwill impairment, and other related costs. Restructuring, goodwill impairment, and other related costs are summarized as follows (in thousands, except percentages):

	August 2, 2014		July 27, 2013
Restructuring, goodwill impairment, and other related costs:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$131	—%	$—	—%	$131	*
Nine months ended	$89,051	5.4%	$—	—%	$89,051	*

* Not meaningful
In May 2013, we announced that we were making certain changes in our strategic direction by focusing on key technology segments, such as our SAN fabrics, Ethernet fabrics and software networking products, for the data center. As a result, during the fiscal year ended October 26, 2013, we reevaluated our business model to restructure certain business operations, reorganize certain business units, and reduce our operating expense structure. In connection with this restructuring plan, we incurred restructuring charges and other costs primarily related to severance and benefits charges and lease loss reserve and related costs beginning in the fourth quarter of fiscal year 2013. We substantially completed the restructuring plan by the end of the first quarter of fiscal year 2014.
During the second quarter of fiscal year 2014, we made the decision to reduce our investment in the hardware-based Brocade ADX products and to increase investment in the software-based Brocade ADX products for Layer 4-7 applications. As a result of this decision, we expect over the next two years hardware-based Brocade ADX and related support revenue to be negatively impacted by $20 million to $40 million on an annualized basis compared with fiscal year 2013. Based on the decrease in the hardware-based Brocade ADX revenue forecast, we recognized an $83.4 million goodwill impairment charge during the second quarter of fiscal year 2014.
Restructuring, goodwill impairment, and other related costs of $0.1 million for the three months ended August 2, 2014, were related to a charge to our lease loss reserve.
Restructuring, goodwill impairment, and other related costs for the nine months ended August 2, 2014, were primarily due to the $83.4 million in goodwill impairment and $7.5 million in estimated lease loss reserve and other related costs recorded during the nine months ended August 2, 2014, partially offset by a $1.8 million reduction in expense for severance and benefits due to actual cash payments made during the nine months ended August 2, 2014, being lower than originally estimated (see Note 7, “Restructuring and Other Costs,” of the Notes to Condensed Consolidated Financial Statements).
We did not incur any restructuring or other related costs during the nine months ended July 27, 2013.
As a result of the completion of our restructuring plan and other related spending changes, our cost of revenues and other operating expenses during the first quarter of fiscal year 2014 have been reduced by more than $100 million on an annualized basis relative to annualized cost of revenues and other operating expenses incurred during the first quarter of fiscal year 2013. We anticipate that these savings will carry over into future periods; however, actual savings realized may differ if our assumptions are incorrect or if other unanticipated events occur. Savings may also be offset, or additional expenses may be incurred, if and when we make additional investments in new technologies or solutions related to our strategy in the future, or if we decide to strengthen our networking portfolios through acquisitions and strategic investments.
Combining the change in strategy for our Brocade ADX products with the other rebalancing actions taken through the first quarter of fiscal year 2014, which, among other actions, included our divestiture of our network adapter business and the change in our wireless business strategy, we believe our changes in strategic direction will cause our annualized revenues exiting fiscal year 2014 to be lower by approximately $60 million to $70 million compared with prior years.
Gain on sale of network adapter business. During the nine months ended August 2, 2014, a gain of $4.9 million was recorded in connection with the sale of our network adapter business to QLogic Corporation (“QLogic”) (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements). We had no similar divestitures during the nine months ended July 27, 2013.
Interest expense. Interest expense primarily represents the interest cost associated with our senior secured notes and senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	August 2, 2014		July 27, 2013
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	(Increase)/ Decrease	% Change
Three months ended	$(9,176)	(1.7)%	$(9,247)	(1.7)%	$71	(0.8)%
Nine months ended	$(27,606)	(1.7)%	$(46,047)	(2.8)%	$18,441	(40.0)%
Interest expense decreased for the three and nine months ended August 2, 2014, compared with the three and nine months ended July 27, 2013, primarily due to the $15.3 million expense that we recorded in the first quarter of fiscal year 2013, for the call premium, debt issuance costs, and original issue discount relating to the redemption of our 6.625% senior secured notes due 2018 (the “2018 Notes”), in accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest cost accounting (additionally, see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
The decrease in interest expense was also due to the refinancing of the 2018 Notes at a lower interest rate in fiscal year 2013. In January 2013, we issued $300.0 million in aggregate principal amount of 4.625% Senior Notes due 2023 (the “2023 Notes”) in a private placement (the “Offering”). The proceeds from the Offering, together with cash on hand, were used on February 21, 2013, to redeem all of the outstanding 2018 Notes, which had a higher interest rate. The transactions are described further below in “Liquidity and Capital Resources.”

Interest and other income, net. Interest and other income, net, is summarized as follows (in thousands, except percentages):

	August 2, 2014		July 27, 2013
Interest and other income (loss), net:	Income	% of Net Revenues	Income	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$5,299	1.0%	$76,684	14.3%	$(71,385)	(93.1)%
Nine months ended	$3,943	0.2%	$76,781	4.6%	$(72,838)	(94.9)%
Interest and other income, net, for the three and nine months ended August 2, 2014, was primarily related to the one-time gain of $5.2 million resulting from the sale of one of our non-marketable equity investments, partially offset by the loss on the sale of certain property and equipment during the period. Interest and other income, net, for the three and nine months ended July 27, 2013, was primarily related to the one-time gain of $76.8 million resulting from the litigation settlement with A10 Networks, Inc. (“A10”).
Income tax expense. Income tax expense and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Nine Months Ended
	August 2, 2014	July 27, 2013	August 2, 2014	July 27, 2013
Income tax expense	$26,668	$23,104	$81,367	$111,177
Effective tax rate	23.4%	16.3%	34.5%	43.5%
In general, our provision for income taxes differs from tax computed at the U.S. federal statutory tax rate of 35% due to state taxes, the effect of non-U.S. operations, nondeductible stock-based compensation expense, and adjustments to unrecognized tax benefits.
The effective tax rates for the three and nine months ended August 2, 2014, were lower than the federal statutory tax rate of 35% primarily due to the effects of earnings in foreign jurisdictions taxed at rates lower than the U.S. federal statutory tax rate, and a discrete benefit from release of tax reserves due to expired statute of limitations, partially offset by an increase in certain unrecognized tax benefits. In addition, the effective tax rate for the nine months ended August 2, 2014, was negatively impacted by a goodwill impairment charge of $83.4 million, which is nondeductible for tax purposes (additionally, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements).
The effective tax rate for the three months ended July 27, 2013, was lower than the federal statutory tax rate of 35% primarily due to a discrete benefit from favorable audit settlements. In addition, the effective tax rate for the nine months ended July 27, 2013, was higher than the federal statutory tax rate of 35% primarily due to a charge of $78.2 million to reduce our previously recognized California deferred tax assets as a result of a change in California tax law with the passage of Proposition 39. This charge was partially offset by an increase in foreign earnings, discrete benefits from reserve releases resulting from audit settlements, and an increase in the federal research and development tax credit that was reinstated on January 2, 2013, for calendar year 2013 and made retroactive to January 1, 2012.
The higher effective tax rate for the three months ended August 2, 2014, compared to the same period in fiscal year 2013, is attributable to the discrete benefit from favorable audit settlements during the three months ended July 27, 2013, as well as the federal R&D tax credit not being extended as of August 2, 2014, while the July 27, 2013, effective tax rate includes the 2013 federal R&D tax credit. The lower effective tax rate for the nine months ended August 2, 2014, compared to the same period in fiscal year 2013, is primarily due to the charge of $78.2 million to reduce our previously recognized California deferred tax assets as a result of a change in California tax law with the passage of Proposition 39 during the nine months ended July 27, 2013.
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

The Internal Revenue Service (“IRS”) and other tax authorities regularly examine our income tax returns. The IRS is currently examining our federal tax returns for fiscal years 2009 and 2010. In addition, we are in negotiations with foreign tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. We believe that, before the end of fiscal year 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate that the range of potential decreases in underlying uncertain tax positions is between $0 and $5 million in the next 12 months. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.
We believe that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that we will realize our deferred tax assets, except for certain California deferred tax assets and capital loss carryforwards. Accordingly, we apply a valuation allowance to the California deferred tax assets due to the 2012 change in California law with the passage of Proposition 39, and to capital loss carryforwards due to the limited carryforward periods of these tax assets.

Liquidity and Capital Resources

	August 2, 2014	October 26, 2013	Increase/ (Decrease)
	(In thousands)
Cash and cash equivalents	$1,149,387	$986,997	$162,390
Percentage of total assets	32%	27%
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
In November 2012, we completed our acquisition of Vyatta, Inc. (“Vyatta”). The total purchase price was $44.8 million, consisting of a $43.6 million cash consideration, $7.0 million of which was held in escrow for a period of 18 months from the closing of the acquisition, and $1.2 million related to prepaid license fees paid to Vyatta that was effectively settled at the recorded amount as a result of the acquisition. In May 2014, $7.0 million in cash consideration was released from escrow upon resolution of certain contingencies (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements).
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
In May 2013, we reached an agreement with A10 to settle both the lawsuit that we filed against A10, A10’s founder and other individuals in the United States District Court for the Northern District of California on August 4, 2010, and the lawsuit that A10 filed against us on September 9, 2011. Among other agreed upon terms, A10 has granted us a broad patent license and agreed to pay the Company $5.0 million in cash and issued a $70.0 million unsecured convertible promissory note payable to the Company, which bore interest at 8% per annum. A10 fully paid the unsecured convertible promissory note in the fourth quarter of fiscal year 2013. The litigation settlement resulted in a one-time gain of $76.8 million.
In January 2014, we completed the sale of our network adapter business to QLogic. The net carrying amount of the divested network adapter business’ assets and liabilities was $5.1 million, comprised primarily of associated goodwill of $4.1 million. The sale resulted in a gain of $4.9 million (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements).
In July 2014, we completed the sale of one of our non-marketable equity investments, which resulted in a gain of $5.2 million.

Based on past performance and current expectations, we believe that internally generated cash flows and cash on hand are generally sufficient to support business operations, capital expenditures, stock repurchases, cash dividends, contractual obligations, and other liquidity requirements associated with our operations for at least the next 12 months, including our debt service requirements. Also, we have up to $125.0 million available under our revolving credit facility, and we can factor up to an aggregate amount of $50.0 million of our trade receivables under our factoring facility to provide additional liquidity. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity of, availability of, or our requirements for capital resources.

Financial Condition
Cash and cash equivalents as of August 2, 2014, increased by $162.4 million over the balance as of October 26, 2013, primarily due to the cash generated from operations, proceeds from the issuance of our common stock in connection with employee participation in our equity compensation plans, and proceeds from the sales of our non-marketable equity investment and network adapter business, partially offset by the cash used for the purchases of property and equipment and the repurchase of outstanding shares of our common stock.
In September 2013, we announced our intent to return at least 60% of our adjusted free cash flow to investors in the form of share repurchases or other alternatives such as dividends. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. The first dividend payment was made on July 2, 2014, to stockholders of record as of the close of market on June 10, 2014. On August 21, 2014, our Board of Directors declared a second quarterly cash dividend of $0.035 per share of our common stock to be paid on October 2, 2014, to stockholders of record as of the close of market on September 10, 2014. Future dividend payments are subject to review and approval by our Board of Directors.
Net proceeds from the issuance of common stock in connection with employee participation in our equity compensation plans have historically been a significant component of our liquidity. The extent to which we receive proceeds from these plans can increase or decrease based upon changes in the market price of our common stock, and from the amount and type of awards granted to employees. For example, a change in the mix of granted restricted stock unit and stock option awards towards granting fewer stock option awards reduces the net proceeds from the issuance of common stock in connection with employee participation in our equity compensation plans. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in our equity compensation plans will vary.
A majority of our accounts receivable balance is derived from sales to our OEM partners. As of August 2, 2014, three customers individually accounted for 13%, 12%, and 10% of total accounts receivable, for a combined total of 35% of total accounts receivable. As of October 26, 2013, four customers individually accounted for 18%, 12%, 11%, and 11% of total accounts receivable, for a combined total of 52% of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Nine Months Ended August 2, 2014, Compared to Nine Months Ended July 27, 2013
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities increased by $102.5 million primarily due to increased accounts receivable collections and decreased payments with respect to accrued employee incentive compensation. The nine months ended August 2, 2014, only includes a semiannual payout of the employee incentive compensation for the second half of fiscal year 2013, and the first half of fiscal year 2014, due to a change in our employee incentive compensation plan structure. The nine months ended July 27, 2013, includes an annual payout of the employee incentive compensation for fiscal year 2012, as well as a semiannual payout for the first half of fiscal year 2013.
Investing Activities. Net cash used in investing activities decreased by $66.2 million. The decrease was primarily due to the $44.6 million of cash used for the Vyatta acquisition during the first quarter of fiscal year 2013. The decrease was also due to the $10.7 million of cash received from the sale of a non-marketable equity investment during the third quarter of fiscal year 2014, as well as the $10.0 million of cash received from QLogic for the purchase of our network adapter business during the first quarter of fiscal year 2014.
Financing Activities. Net cash used in financing activities increased by $86.4 million. The increase was primarily due to $115.2 million more in repurchases of our Company’s stock and $15.3 million in payment of dividends to stockholders during the nine months ended August 2, 2014, partially offset by an increase of $30.8 million in excess tax benefits from stock-based compensation, as well as $9.4 million more in proceeds from the issuance of common stock pursuant to our equity compensation plans during the nine months ended August 2, 2014.

Liquidity
Manufacturing and Purchase Commitments. We have manufacturing arrangements with contract manufacturers under which we provide 12-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations within the next 12 months, in accordance with our policy (see Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).
Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries unless the earnings are considered to be indefinitely reinvested outside of the United States. We intend to indefinitely reinvest current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States.
Our existing cash and cash equivalents totaled $1,149.4 million as of August 2, 2014. Of this amount, approximately 67% was held by our foreign subsidiaries. We do not currently anticipate a need for these funds held by our foreign subsidiaries for our domestic operations and our intent is to permanently reinvest such funds outside of the United States. Under current tax laws and regulations, if these funds are distributed to any of our United States entities in the form of dividends or otherwise, we may be subject to additional United States income taxes and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Secured Credit Facility. In October 2008, we entered into a credit agreement for (i) a five-year, $1,100.0 million term loan facility and (ii) a five-year, $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (the “Senior Secured Credit Facility”). The credit agreement was subsequently amended in January 2010, June 2011, January 2013, October 2013, and April 2014 to, among other things, provide us with greater operating flexibility, reduce interest rates on the term loan facility, reduce interest rates and fees on the revolving credit facility, and extend the maturity date of the revolving credit facility to January 7, 2015 (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
We prepaid the term loan in full in the fourth quarter of fiscal year 2012, and there were no principal amounts or commitments outstanding under the term loan facility as of either August 2, 2014, or October 26, 2013. We have the following amount available for borrowing under the Senior Secured Credit Facility for ongoing working capital and other general corporate purposes, if needed, as of August 2, 2014 (in thousands):

	Original Amount Available	August 2, 2014
		Used	Available
Revolving credit facility	$125,000	$—	$125,000
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
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit-related recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. No trade receivables were sold under our factoring facility during the nine months ended August 2, 2014, or the nine months ended July 27, 2013.
Under the terms of the factoring agreement, the total and available amounts of the factoring facility as of August 2, 2014, were $50.0 million.

Covenant Compliance.
Senior Unsecured Notes Covenants. The 2023 Notes were issued pursuant to an indenture, dated as of January 22, 2013, among the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (the “2023 Indenture”). The 2023 Indenture contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to:

•	Incur certain liens and enter into certain sale-leaseback transactions;

•	Create, assume, incur, or guarantee additional indebtedness of the Company’s subsidiaries without such subsidiary guaranteeing the 2023 Notes on a pari passu basis; and

•	Consolidate or merge with, or convey, transfer, or lease all or substantially all of the Company’s or its subsidiaries’ assets.
These covenants are subject to a number of other limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2023 Indenture as of August 2, 2014.
Senior Secured Notes Covenants. The 2020 Notes and the 2018 Notes were issued pursuant to two separate indentures (the “2020 Indenture” and the “2018 Indenture,” respectively), each dated as of January 20, 2010, among the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee. The 2020 Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to:

•	Pay dividends, make investments, or make other restricted payments;

•	Incur additional indebtedness;

•	Sell assets;

•	Enter into transactions with affiliates;

•	Incur liens;

•	Permit consensual encumbrances or restrictions on the Company’s restricted subsidiaries’ ability to pay dividends or make certain other payments to the Company;

•	Consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s or its restricted subsidiaries’ assets; and

•	Designate subsidiaries as unrestricted.
These covenants are subject to a number of limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2020 Indenture as of August 2, 2014. The 2018 Indenture was discharged as of January 22, 2013 (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Prior to discharge, the 2018 Indenture contained substantially similar covenants and events of default to those in the 2020 Indenture. The Company was in compliance with all applicable covenants of the 2018 Indenture as of the date of discharge.
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
Senior Secured Credit Facility Covenants. The credit agreement governing the Senior Secured Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends, and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable Senior Secured Credit Facility covenants as of August 2, 2014.
Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), as defined in the credit agreement, is used to determine the Company’s compliance with certain covenants in the Senior Secured Credit Facility. Consolidated EBITDA is defined as:

•	Consolidated net income;

Plus:

•	Consolidated interest charges;

•	Provision for federal, state, local, and foreign income taxes;

•	Depreciation and amortization expense;

•	Fees, costs, and expenses incurred on or prior to the closing date of the acquisition of Foundry in connection with the acquisition and the financing thereof;

•	Any cash restructuring charges and integration costs in connection with the acquisition of Foundry, in an aggregate amount not to exceed $75.0 million;

•	Approved non-cash restructuring charges incurred in connection with the acquisition of Foundry and the financing thereof;

•	Other nonrecurring expenses reducing consolidated net income that do not represent a cash item in such period or future periods;

•	Any non-cash stock-based compensation expense; and

•	Legal fees associated with the indemnification obligations for the benefit of former officers and directors in connection with Brocade’s historical stock option litigation;
Minus:

•	Federal, state, local, and foreign income tax credits; and

•	All non-cash items increasing consolidated net income.
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

•	Rentals payable under leases of real property;

•	Restricted payments; and

•	Federal, state, local, and foreign income taxes paid in cash.
Consolidated Leverage Ratio. Consolidated leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date to (b) consolidated EBITDA for the measurement period ending on such date. Under the terms of the credit agreement, the Company may not permit the consolidated leverage ratio at any time to exceed 3:1.

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of August 2, 2014 (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Senior secured notes due 2020 (1)	$413,438	$20,625	$41,250	$41,250	$310,313
Senior unsecured notes due 2023 (1)	414,049	13,875	27,750	27,750	344,674
Non-cancellable operating leases (2)	64,867	7,163	39,322	11,695	6,687
Non-cancellable capital leases (1)	2,296	1,884	412	—	—
Purchase commitments, gross (3)	175,319	175,319	—	—	—
Total contractual obligations	$1,069,969	$218,866	$108,734	$80,695	$661,674
Other Commitments:
Standby letters of credit	$152	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$124,957	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $17.9 million, which consists of $1.8 million to be received in less than one year, $13.7 million to be received in one to three years, and $2.4 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued $3.3 million for estimated purchase commitments that we do not expect to consume in normal operations within the next 12 months, in accordance with our policy.

(4)	As of August 2, 2014, we had a gross liability for unrecognized tax benefits of $122.7 million and a net accrual for the payment of related interest and penalties of $2.2 million.
Share Repurchase Program. As of August 2, 2014, our Board of Directors had authorized a total of $2.0 billion for the repurchase of our common stock since the inception of the program in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock, and other factors, including alternative investment opportunities. For the three months ended August 2, 2014, we repurchased 12.8 million shares for an aggregate purchase price of $112.1 million. Approximately $697.4 million remained authorized for future repurchases under this program as of August 2, 2014. Subsequently, between August 2, 2014, and the date of the filing of this Quarterly Report on Form 10-Q, we repurchased 1.2 million shares of our common stock for an aggregate purchase price of $11.9 million. We are subject to certain covenants relating to our borrowings that may potentially restrict the amount of our Company’s shares that we can repurchase. As of August 2, 2014, we were in compliance with all covenants.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of August 2, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended August 2, 2014, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 26, 2013.
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
Our estimates of revenues and costs are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of acquisitions that have occurred in a reporting unit’s comparable market segments.
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
During the first step of goodwill impairment testing, we also determined that no impairment needed to be recorded for the SAN Products, Ethernet Switching & IP Routing, and Global Services reporting units as these reporting units passed the first step of goodwill impairment testing. However, because some of the inherent assumptions and estimates used in determining the fair value of these reportable segments are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The sensitivity analysis below quantifies the impact of key assumptions on certain reporting units’ fair value estimates. The key assumptions impacting our estimates were (i) discount rates and (ii) discounted cash flow (“DCF”) terminal value multipliers. As these assumptions ultimately reflect the risk of achieving reporting units’ revenue and cash flow projections, we determined that a separate sensitivity analysis for changes in revenue and cash flow projections is not meaningful or useful.
The respective fair values of the SAN and Global Services reporting units were substantially in excess of these reporting units’ carrying values and were not subject to the sensitivity analysis presented below for the Ethernet Switching & IP Routing reporting unit, which estimated fair value exceeded its net assets’ carrying value by approximately $57 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risks related to changes in interest rates, foreign currency exchange rates, and equity prices that could impact our financial position and results of operations. Our risk management strategy with respect to these three market risks may include the use of derivative financial instruments. We use derivative contracts only to manage existing underlying exposures of the Company. Accordingly, we do not use derivative contracts for speculative purposes. Our risks and risk management strategy are outlined below. Actual gains and losses in the future may differ materially from the sensitivity analysis presented below based on changes in the timing and amount of interest rates and our actual exposures and hedges.
Interest Rate Risk
Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash equivalents. Our cash and cash equivalents are primarily maintained at 4 major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. The

Company had $799.1 million invested in money market funds as of August 2, 2014, which were not materially sensitive to changes in interest rates due to the short duration of these investments.
The Company did not have any material borrowings as of August 2, 2014, that were sensitive to changes in interest rates. The Company was not subject to material interest rate risk in geographical areas outside of the United States as a substantial portion of the Company’s money market funds were held in U.S. financial institutions.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the nine months ended August 2, 2014, were the euro, the British pound, the Indian rupee, the Japanese yen, the Singapore dollar, the Chinese yuan, and the Swiss franc. Because we report in U.S. dollars, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of August 2, 2014, we held $38.3 million in gross notional amount of cash flow derivative instruments. The maximum length of time over which we are hedged as of August 2, 2014, is through January 9, 2015.
We have performed a sensitivity analysis as of August 2, 2014, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on August 2, 2014. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of August 2, 2014.
Equity Price Risk
We had no investments in publicly traded equity securities as of August 2, 2014. The aggregate cost of our equity investments in non-publicly traded companies was $0.9 million as of August 2, 2014. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On August 1, 2014, the last business day of our third fiscal quarter of 2014, the last reported sale price of our common stock on the NASDAQ Global Select Market was $9.07 per share.

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
The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information required to be disclosed in the reports we file or submit under the Act (i) is recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended August 2, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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
Further, the traditional networking market has seen increased competition in recent years as companies, such as Dell Inc. (“Dell”) and Hewlett-Packard Company (“HP”), have strengthened their networking portfolios through acquisitions. These companies have longer operating histories, greater financial, technical, sales, marketing, and other resources, more name recognition, and larger installed customer bases than Brocade. Their businesses may have better economies of scale and therefore could also adopt more aggressive pricing policies than Brocade.
The networking industry landscape, particularly in the data center market, is undergoing significant transition due to macro trends such as cloud computing, server virtualization, and software networking. For example, both Cisco and HP announced their intent to offer cloud computing services aimed at the enterprise market, which may give customers more options to procure networking-as-a-service rather than by traditional purchasing methods. Cisco and Microsoft Corporation also recently announced a multi-year partnership to collaborate on data center and cloud initiatives involving sales, marketing, and R&D. Additionally, Dell has been working with a private company, Cumulus Networks, to bring “whitebox” label switches to market, which the companies tout as a low-cost option for networking equipment purchasers.
Other competitors in the networking market include Arista Networks, Inc., which completed its initial public offering, as well as Alcatel-Lucent, Avaya, Inc., A10 Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Huawei Technologies Co. Ltd., and Juniper Networks, Inc. As a result, Brocade’s competitors could devote more resources to develop, promote, and sell their products, and, therefore, those competitors could respond more quickly to changes in customer or market requirements and adopt more aggressive pricing policies. Brocade’s failure to successfully compete in the market would harm Brocade’s business and financial results.

Brocade’s failure to execute on its overall sales strategy or successfully leverage its channel and direct sales capabilities could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade offers its IP Networking products through a multipath distribution strategy, including distributors, resellers, Brocade’s direct sales force and OEMs that have historically offered Brocade Storage Area Networking (“SAN”) products. However, Brocade’s efforts to increase sales through this multipath distribution strategy may not generate incremental revenue opportunities for Brocade. Several of Brocade’s major OEM customers, including Dell, IBM, HP, and Oracle Corporation, have acquired companies that offer IP networking products, which are competitive with Brocade’s offerings. A loss of, or significant reduction in, revenue through one of Brocade’s paths to market would negatively impact Brocade’s financial results.
Brocade’s failure to successfully develop its channel partner relationships or the failure of these partners to sell Brocade’s products could reduce Brocade’s growth prospects significantly, especially for its IP networking portfolio. In addition, Brocade’s ability to respond to the needs of its distribution and reseller partners in the future may also depend on third parties producing complementary products and applications for Brocade’s products to enable these partners to be competitive in the market. There can be no assurance that Brocade will be successful in achieving its expanded go-to-market objectives, which include effectively maintaining or expanding sales through its distribution channels and managing distribution relationships successfully. If Brocade fails to respond successfully to the needs of these distribution and reseller partners and their customers, Brocade’s business and financial results could be adversely affected.

Additionally, Brocade announced in fiscal year 2013 that it is making certain changes in its strategic direction by focusing on key technology segments, such as its SAN fabrics, Ethernet fabrics, and software networking products, for the data center. This change in focus has resulted in a rebalancing of resources away from certain non-key areas of Brocade’s business, including changes to direct and channel sales and divestitures of certain assets, and has impacted Brocade’s ability to generate revenue from certain products, markets, geographies, and customers. In connection with this rebalancing, in fiscal year 2014, Brocade anticipates an impact of $60 million to $70 million in lower revenue on an annualized basis compared with prior years as a result of actions previously announced including the strategic shift to reduce investment in our hardware-based Brocade ADX products and to increase investment in our software-based Brocade ADX products for Layer 4-7 applications, Brocade’s divestiture of its network adapter business and the change in Brocade’s wireless business strategy. There can be no assurance that this new strategic direction will succeed, or that the return on Brocade’s investments will develop in the manner and on the timeline expected. Failure to execute on Brocade’s strategy could adversely affect Brocade’s revenues and financial results. Also, this transition may result in uncertainty by employees, customers, and partners that could adversely affect Brocade’s business and revenues.

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
Also, one or more of Brocade’s OEM partners could elect to consolidate or enter into a strategic partnership with one of Brocade’s competitors or divest certain lines of business, such as IBM’s previously announced sale of certain lines of business to Lenovo Group Limited, which could reduce or eliminate Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, a decrease in the level of sales to any one significant OEM partner, change in OEM partner go-to-market strategy, or unsuccessful negotiation on key terms, conditions, or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

Uncertainty about or a slowdown in the domestic and international economies has adversely affected, and may increasingly adversely affect, Brocade’s operating results and financial condition.

There is ongoing uncertainty and, from time to time, slowdown in the domestic and international economies. Such uncertainty or slowdown has resulted in, and may continue to result in, lower growth or a decline in the networking industry, including high-performance data networking solutions, and reduced demand for information technology (“IT”). Historically, IT spending has declined as general economic and market conditions worsen due to geopolitical uncertainty, such as the recent Russia and Middle East conflicts, and risk of slowdown in the Chinese economy. Brocade is particularly susceptible to reductions in IT spending because the purchase of networking products is often discretionary and may involve a significant commitment of capital and other resources. The loss or delay of orders from any of Brocade’s more significant customers, such as the U.S. government or individual branches or agencies within the U.S. government (including the Department of Defense or certain intelligence agencies where Brocade’s revenue is concentrated), or customers within the service provider, financial services, education and health sectors, could also cause Brocade’s revenue and profitability to suffer. For example, Brocade’s revenue and operating results could be negatively impacted if the U.S. federal government experiences delays in procurement due to longer decision-making time frames and/or a shift in IT procurement priorities. Economic uncertainty has caused—and may cause further—reductions in Brocade’s revenue, profitability, and cash flows, increased price competition, increased operating costs, and longer fulfillment cycles, and may exacerbate many other risks noted elsewhere in this Form 10-Q, which could adversely affect Brocade’s business, results of operations, and financial condition.

The prices of Brocade’s products have declined in the past and Brocade expects the prices of Brocade’s products to decline in the future, which could reduce Brocade’s revenues, gross margins, and profitability.

The average selling price for Brocade’s products has typically declined in the past and will likely decline in the future as a result of competitive pricing pressure, broader macroeconomic factors, product mix, increased sales discounts, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors, and other factors. Furthermore, particularly if economic conditions deteriorate and drive a more cautious capital spending environment in the IT sector, Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales. If Brocade is unable to offset the negative impact from the above factors on the average selling price of Brocade’s products by increasing the volume of products shipped and/or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be adversely affected.

Brocade’s future revenue growth depends on its ability to introduce new products and support on a timely basis and achieve market acceptance of these new products and support.

Developing new products and services, including software networking, and support offerings requires significant up-front investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve market acceptance of its new product and support offerings on a timely basis in order to realize the benefits of Brocade’s investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet and adoption of new technologies such as software-defined networking (“SDN”) and Network Functions Virtualization (“NFV”), is characterized by rapidly changing technology, accelerating product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, reliable, and cost-effective products, product enhancements, and services on a timely basis and by keeping pace with technological developments and emerging industry standards.
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

Brocade’s success depends, to a significant degree, upon the continued contributions of its employees, including executive officers, engineering, sales, and other talent, many of whom would be difficult to replace. Departures, appointments, and changes in roles and responsibilities of officers or other key members of management may disrupt Brocade’s business and adversely affect Brocade’s operating results.
Brocade believes its future success depends, in large part, upon Brocade’s ability to attract highly skilled talent and on the ability of its management to operate effectively, in geographically diverse locations. There is limited qualified talent in each of Brocade’s markets, and competition for such talent is very aggressive. Other companies in Brocade’s industry and geographic regions are recruiting from the same limited talent pool, which creates further demand on the availability of qualified talent. In particular, Brocade operates in various locations with highly competitive labor markets, including Bangalore, India, and San Jose, California. Brocade may experience difficulty in hiring key management and qualified talent with skills in nearly all areas of Brocade’s business and operations.
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

Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet related to Brocade’s prior acquisitions. Brocade’s determination of fair value of long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, then the estimate of the fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of changes in management’s assumptions. For example, based on the decrease in the hardware-based Brocade ADX revenue forecast, Brocade recognized an $83.4 million goodwill impairment charge during the second quarter of fiscal year 2014. For a sensitivity analysis that quantifies the impact of key assumptions used by Brocade on certain reporting units’ fair value estimates, see Critical Accounting Estimates in Part I, Item 2 of this Form 10-Q. If future impairment tests should result in a charge to earnings, Brocade’s financial results would be further adversely affected.
Brocade has determined that, more likely than not, it will realize its deferred tax assets based on positive evidence of its historical operations and projections of future income, except for the deferred tax assets related to California and remaining capital loss carryforwards for which a valuation allowance has been applied. In the event that future income by jurisdiction is less than what is currently projected, Brocade may be required to apply a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more likely than not, resulting in a charge to earnings and adversely affecting Brocade’s financial results.

Failure to accurately forecast demand for Brocade’s products or failure to successfully manage the production of Brocade’s products could increase Brocade’s product cost or adversely affect Brocade’s margins and profitability.

Brocade provides product forecasts to its contract manufacturers (“CMs”) and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers, and end-user customers. If Brocade or these third parties are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, Brocade’s ability to successfully manage production would be negatively impacted. Brocade’s ability to accurately forecast demand also may become increasingly more difficult as Brocade introduces new or enhanced products, begins phasing out certain products, or acquires other companies or businesses. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its CMs to meet customers’ delivery requirements or Brocade may accumulate excess inventories or carry the cost of excess manufacturing capacity. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade will experience higher fixed costs as it expands its CMs’ capabilities for forecasted demand, which could negatively affect Brocade’s margins if demand decreases suddenly and Brocade is unable to rapidly reduce these fixed costs.
Additionally, most of Brocade’s manufacturing overhead and expenses are fixed in the short term or incurred in advance of receipt of corresponding revenue and Brocade may not be able to reduce such expenses sufficiently to offset declining product prices. As a result, Brocade’s gross margins may be negatively affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold, the mix of distribution channels through which its products are sold, or if product or related warranty costs associated with Brocade’s products are greater than previously experienced.

Brocade’s revenues and operating results and financial position may fluctuate from period to period due to a number of factors, which makes predicting results of operations difficult and could adversely affect the trading price of Brocade’s stock.

IT spending is subject to cyclical and uneven fluctuations, which could cause Brocade’s financial results to fluctuate unevenly and unpredictably. For example, the U.S. federal budget for government IT spending can be highly seasonal and subject to delay, reductions, and uncertainty from time to time due to changes in the political and legislative environment, such as the U.S. federal government shutdown during Brocade’s fourth quarter of fiscal year 2013. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new or enhanced products. While Brocade’s first and fourth fiscal quarters have typically been seasonally stronger quarters than its second and third fiscal quarters, particularly for SAN products, future buying patterns may differ from historical seasonality. In addition, Brocade’s third and fourth quarters are typically seasonally stronger than its first and second quarters for IP Networking buying patterns.
Accordingly, Brocade’s quarterly and annual revenues, operating results, financial position, and other financial and operating metrics may vary significantly in the future. The results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot provide assurance that, in future quarters, Brocade’s revenues or operating results will not be below Brocade’s projections or the expectations of stock market analysts or investors, which could adversely affect Brocade’s financial position and cause Brocade’s stock price to decline.

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

Brocade has in the past acquired—or made strategic investments in—other companies, products, or technologies. Most recently, Brocade acquired Vyatta in fiscal year 2013, and Brocade expects to make additional acquisitions and strategic investments in the future. Brocade may not realize the anticipated benefits of any of its acquisitions or strategic investments, which involve numerous risks, including, but not limited to, the following:

•	Difficulties in successfully integrating the acquired businesses and realizing any expected synergies;

•	Inability to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	Unanticipated costs, litigation, and other contingent liabilities, including liabilities associated with acquired intellectual property;

•	Diversion of management’s attention from Brocade’s daily operations and business;

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
If Brocade is not able to successfully integrate or divest products, technologies, or personnel from businesses that Brocade acquires or divests, or if Brocade is not able to realize the expected benefits of Brocade’s acquisitions, divestitures, or strategic investments, Brocade’s business and financial results could be adversely affected.

If product orders are received late in a fiscal quarter, Brocade may be unable to recognize revenue for these orders in the same quarter, which could adversely affect quarterly revenues.

Brocade’s IP Networking business typically experiences significantly higher levels of customer orders toward the end of a fiscal period. Customer orders received toward the end of the period may not ship within the period due to Brocade’s manufacturing lead times. The inability to ship within the quarter in which the customer orders are received could negatively impact Brocade’s revenues in a particular quarter.

Brocade has extensive international operations, which exposes its business and operations to additional risks.

Brocade has significant international operations, and a significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s CMs have significant operations in China. Brocade’s international sales of its IP networking products have primarily depended on a variety of its distributors and resellers. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including, but not limited to, the following:

•	Exposure to economic instability or fluctuations in international markets that could cause reductions in customer and public sector IT spending;

•	Exposure to inflationary risks in China and the continuing sovereign debt risk and economic instability in certain regions of Europe, including Russia;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes, such as China and India;

•	Managing research and development and sales teams in geographically diverse locations, including teams divided between the United States and India;

•	Significant wage inflation in certain economies, such as China and India;

•	Increased exposure to foreign currency exchange rate fluctuations, including the appreciation of foreign currencies such as the Chinese yuan or the European Union’s euro;

•	Communicating effectively across multiple geographies, cultures, and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell, and support Brocade’s products in international markets;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity, time, and costs of managing international operations;

•	Commercial laws and business practices that favor local competition;

•
Multiple, potentially conflicting, and changing governmental laws, regulations, and practices, including differing environmental, data privacy, export, import, tax, labor, anti-bribery, and employment laws;

•	Longer sales cycles and manufacturing lead times;

•	Increased complexity and cost of providing customer support and maintenance for international customers;

•	Difficulties in collecting accounts receivable;

•	Increased complexity of logistics and distribution arrangements; and

•	Increased complexity of accounting rules and financial reporting requirements.
Any of the preceding could negatively impact Brocade’s business, revenues, and profitability.

Brocade is subject to—and will continue to be subject to—intellectual property infringement claims and litigation that are costly to defend and/or settle, which could result in significant damages and other costs to Brocade and limit Brocade’s ability to use certain technologies in the future.

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. Third parties have from time to time asserted patent, copyright, trade secret, and/or other intellectual property-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made in respect of Brocade’s products and services, subcomponents of its products, methods performed by its products or a combination of products, including third-party products, methods used in its operations, or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third-party claimant. Brocade and companies acquired by Brocade, such as Foundry Networks, LLC (“Foundry”), have in the past incurred, and will likely incur in the future, substantial expenses to defend against such third-party claims. Brocade’s suppliers and customers also may be subject to third-party intellectual property claims with respect to their own products, which could negatively impact the suppliers’ ability to supply Brocade with components or the customers’ willingness to purchase products from Brocade. In addition, Brocade may be subject to claims, defense, and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade’s agreements with suppliers, OEM and channel partners, or customers. If Brocade refuses to indemnify or defend such claims, for instance, even in situations where the allegations are meritless, then suppliers, partners, or customers may refuse to do business with Brocade. Parties that assert such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to prolonged periods of litigation expenses, additional burdens on employees or other resources, distraction from Brocade’s business initiatives and operations, component supply stoppages, expensive settlement payments, and lost sales. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Brocade’s supply chain is dependent on sole-source and limited-source suppliers and a limited number of major CMs, either one or both of which may significantly impact results of operations.

Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s single-source components include, but are not limited to, its application-specific integrated circuits (“ASICs”). Brocade’s principal limited-source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors, and switch fabric components. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade’s suppliers experience component defects, Brocade may not be able to deliver Brocade’s products to Brocade’s customers in a timely manner and may be required to repair or retrofit products previously delivered to customers, at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole-source or limited-source suppliers to delay or halt production, go out of business, or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. Any manufacturing disruption by these sole-source or limited-source suppliers could severely impair Brocade’s ability to fulfill orders and may significantly impact results of operations.
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

Brocade’s intellectual property rights may be infringed upon or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade’s intellectual property rights may be infringed upon or misappropriated by others, including by competitors, partners, former employees, foreign governments, or other third parties. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s rights may be impractical. Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such assertions or enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction, and no assurance that any awarded damages ultimately will be paid to Brocade. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs or countersue Brocade as part of its defense. Finally, there can be no assurance that any attempt by Brocade to enforce its intellectual property rights, even if successful in court, will improve Brocade’s sales or diminish the defendant’s sales or stop the defendant’s allegedly unfair competition.
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

Many of Brocade’s products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Brocade believes that, based upon past experience and standard industry practice, such licenses generally can be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses will be available on acceptable terms, if at all. Brocade’s inability to obtain certain licenses or other rights on favorable terms could have an adverse effect on Brocade’s business, operating results, and financial condition, including its ability to continue to distribute or support affected products.
In addition, if Brocade has failed or in the future fails to adequately manage the use of commercial or “open source” software in Brocade’s products, or if companies acquired by Brocade fail in such regard, Brocade may be subject to copyright infringement litigation or other claims. Further, Brocade may be required, for commercially-licensed software, to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open source software, Brocade may be required to license proprietary portions of Brocade’s products on a royalty-free basis, expose proprietary parts of source code, or commence costly product redesigns, which could result in a loss of intellectual property rights, product performance degradation, or delay in shipping products to customers.

Undetected software or hardware errors could increase Brocade’s costs, reduce Brocade’s revenues, and delay market acceptance of Brocade’s products.

Networking products frequently contain undetected software or hardware errors, or bugs, when first introduced or as new versions are released. Brocade’s products are becoming increasingly complex, and, particularly as Brocade continues to expand its product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade’s products. In addition, through its acquisitions, Brocade has assumed—and may in the future assume—products previously developed by an acquired company that have not been through the same level of product development, testing, and quality control processes used by Brocade, and may have known and/or undetected errors. Some types of errors may not be detected until the product is installed in a user environment. In addition, Brocade’s products are often combined with other products, including software from other vendors, and these products often need to interoperate. For existing IT products, each of which has different specifications, utilizes multiple protocol standards, and may be procured from other vendors, when problems occur, it may be difficult to identify the source of the problem. These problems may cause Brocade to incur significant warranty and repair costs, may divert the attention of engineering personnel from product development efforts, and may cause significant customer relations problems resulting in lower profitability from increased costs and possibly decreased revenue. Moreover, the occurrence of hardware and software errors, whether caused by Brocade’s or another vendor’s products, could delay market acceptance of Brocade’s new or enhanced products.

Business interruptions could adversely affect Brocade’s business operations.

Brocade’s operations and the operations of its suppliers, CMs, and customers are vulnerable to interruptions caused by fires, earthquakes, tsunamis, nuclear reactor leaks, hurricanes, power losses, telecommunications failures, and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, are located near major earthquake faults. Brocade does not have multiple-site capacity for all of its services in the event of a business disruption. In the event of a major earthquake, Brocade could experience business interruption resulting from destruction of facilities or other infrastructure and from loss of life. Brocade carries a limited amount of earthquake insurance, which may not be sufficient to cover earthquake-related losses, and has not set aside funds or reserves to cover other potential earthquake-related losses. Additionally, major public health issues, such as an outbreak of a pandemic or epidemic, may interrupt business operations of Brocade or its suppliers in those geographic regions affected by that particular health issue. In addition, one of Brocade’s CMs has a major facility located in an area that is subject to hurricanes, and Brocade’s suppliers could face other natural disasters, such as floods, earthquakes, extreme weather, and fires. In the event that a material business interruption occurs that affects Brocade, its suppliers, CMs, or customers, shipments could be delayed and Brocade’s business and financial results could be harmed.
In addition, Brocade may suffer reputational harm and may not carry sufficient insurance to compensate for financial losses that may occur as a result of any of these events. Any such event could have a material adverse effect on Brocade’s business, operating results, and financial condition, and could expose Brocade to significant third-party claims of liability and damages.

Cyberattacks could disrupt Brocade’s operations, negatively impact Brocade’s reputation, and erode Brocade’s customers’ trust.

Cyberattacks and other malicious attacks can lead to data breaches, computer break-ins, malware, and viruses and unauthorized tampering with Brocade’s computer systems, intellectual property, and confidential information of Brocade, its customers, and partners. These attacks could disrupt Brocade’s operations, negatively impact Brocade’s reputation, and erode Brocade’s customers’ trust. Despite Brocade’s implementation of cybersecurity measures, including technologies, processes, and practices designed to protect Brocade’s networks, computers, programs, and data from attack, damage, or unauthorized access, Brocade may not successfully limit attacks by malicious third parties if they attempt to undermine or disrupt Brocade’s cybersecurity.

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

Brocade is subject to changing rules and regulations of federal and state governments as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the SEC, the Internal Revenue Service (the “IRS”), and the NASDAQ Stock Market LLC (“NASDAQ”), have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the Department of Labor, and various Congressional representatives have proposed additional rules and regulations that may go into effect in the near future. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

For example, the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) could negatively impact Brocade’s supply chain or impose additional costs related to that supply chain, as it requires certain public companies to disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo or an adjoining country. It may be possible that conflict minerals are a part of the electronics industry supply chain utilized by Brocade and thus it may be possible that conflict minerals are contained in Brocade’s products. The implementation of these requirements by government regulators and Brocade’s partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Brocade’s products. In addition, Brocade has incurred and will incur additional costs to comply with the disclosure requirements for conflict minerals, including costs related to determining the source of any of the relevant minerals and metals used in Brocade’s products. As a result, Brocade’s business and financial results could be adversely affected.
Similarly, Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging, and other environmental impacts in the various countries where Brocade’s products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium, and other substances, and require producers of electrical and electronic equipment, such as Brocade, to assume responsibility for collecting, treating, recycling, and disposing of products when they have reached the end of their useful life.
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

Changes to Brocade’s provision for income taxes or unfavorable outcomes of tax audits could adversely impact Brocade’s results.

Brocade is subject to income and other taxes in the U.S., including those required by both state and federal governmental agencies such as the IRS, and numerous foreign jurisdictions. Brocade’s provision for income taxes could be materially increased due to changes in tax laws in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense. In this regard, the United States, countries in the European Union, and other countries where Brocade operates are actively considering changes to relevant tax, accounting, and other laws, regulations, and interpretations, including fundamental changes to tax laws applicable to multinational corporations. These potential changes could increase Brocade’s effective tax rate or result in other costs in the future.

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

Brocade is a party to lawsuits in the normal course of its business. Litigation in general can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against Brocade, or legal actions initiated by Brocade, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect Brocade’s business, results of operations, or financial condition, and Brocade could incur substantial monetary liability and/or be required to change its business practices. In view of the uncertainties, potential risks, and expenses of litigation, Brocade may, from time to time, settle such disputes, even where Brocade had meritorious claims or defenses, by agreeing to settlement agreements that, depending on their terms, may significantly impact Brocade’s financial condition or results.

Brocade has incurred substantial indebtedness that decreases Brocade’s business flexibility and access to capital, and increases its borrowing costs, which may adversely affect Brocade’s operations and financial results.

As of August 2, 2014, Brocade had approximately $600 million in principal amount of outstanding indebtedness, including $300 million of unsecured indebtedness under the 2023 Notes and $300 million of secured indebtedness under the 2020 Notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). In addition, Brocade had up to $125 million available for future borrowing under the Senior Secured Credit Facility. The financial and other covenants agreed to by Brocade in connection with such indebtedness have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs should further debt financing be desired, and may adversely affect Brocade’s operations and financial results. This indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens, including, without limitation, funding acquisitions, paying dividends, or repurchasing Brocade stock.
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

Provisions in Brocade’s charter documents, customer agreements, and Delaware law could discourage, delay, or prevent a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for Brocade’s stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the nine months ended August 2, 2014.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended August 2, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
May 4, 2014 to May 31, 2014	7,480	$8.42	7,480	$746,558
June 1, 2014 to June 28, 2014	3,856	$9.23	3,856	$710,966
June 29, 2014 to August 2, 2014	1,444	$9.37	1,444	$697,440
Total	12,780	$8.77	12,780

(1)
As of August 2, 2014, Brocade’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $2.0 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, $500 million on May 16, 2012, and $692 million on September 25, 2013), which was used for determining the amounts in these columns. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, the trading price of our common stock, general business and market conditions, and other factors, including alternative investment opportunities.

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

Brocade Communications Systems, Inc.

Date:	September 5, 2014	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Chief Financial Officer and Vice President, Finance