Form 10-K
period 2014-11-01
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2014-12-19
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on May 3, 2014, as reported by the NASDAQ Global Select Market on that date, was approximately $3,846,799,989. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares outstanding of the registrant’s common stock as of December 12, 2014, was 430,939,700 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-K
For the Fiscal Year Ended November 1, 2014

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, debt repayments, share repurchases, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning expected development, performance, or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part I, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Furthermore, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1.	Business
General
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is a leading supplier of networking hardware and software, including Storage Area Networking (“SAN”) solutions and Internet Protocol (“IP”) networking solutions for businesses and organizations worldwide. Brocade’s end customers are private sector and public sector organizations of many types and sizes, including global enterprises that use the Company’s products and services as part of their communications infrastructure, and service providers such as telecommunication firms, cable operators, and mobile carriers who use the Company’s products and services as part of their production operations. Brocade offers a comprehensive line of high-performance networking hardware and software products as well as services that enable businesses and organizations to make their data centers and networks more efficient, reliable, and adaptable to the changing demands of new network traffic patterns and volumes. Brocade’s products and services are focused on meeting the stringent requirements necessary for data center infrastructure and applications. Many of the Company’s products have been designed to enable customers to deploy next-generation data center architectures and technologies, which the networking industry refers to as the New IP, including virtualization, cloud computing, software-defined networking (“SDN”), and Network Functions Virtualization (“NFV”).
Brocade products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, value-added resellers (“VARs”) and directly to end users by Brocade.
For revenue and other information regarding Brocade’s operating segments, see Note 16, “Segment Information,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.
Products and Services
SAN Products
Customers use Brocade’s Fibre Channel (“FC”) protocol based networking products to build storage area networks within their data center environments. Brocade’s storage networking products and services are designed to help customers reduce the cost and complexity of managing business information within a shared data storage environment, while enabling high levels of availability of mission-critical applications. In addition, Brocade’s products and services assist customers in the development and delivery of storage and server consolidation, disaster recovery, data security, and in meeting compliance requirements regarding data management. Brocade’s products are generally used in conjunction with servers and storage subsystems, SAN interconnection components, and server and storage management software applications and tools. By utilizing shared storage, or networked storage solutions, organizations of all types and sizes can more easily share and consolidate server and storage resources, centralize and simplify data management, scale and provision storage resources more effectively, and improve application efficiency, performance and availability. As a result, these organizations are able to better utilize information technology (“IT”) assets, improve productivity of IT personnel, reduce capital and operational expenditures, and more reliably and securely store, manage and administer information.
Brocade’s family of FC SAN backbones, directors, and fabric/embedded switches provide interconnection, bandwidth, and high-speed switching between servers and storage devices. Product models range from entry-level 8-port fabric switches to 512-port directors in a single chassis. Switches and directors support key applications such as data backup, remote mirroring and high-availability clustering, as well as high-volume transaction processing applications such as enterprise resource planning and data warehousing. Brocade’s storage networking products have been designed to meet the storage networking needs of data center end users in environments ranging from small- and medium-sized businesses to large enterprises with storage network fabrics that scale to thousands of ports and spread across multiple locations around the world. These products also enable storage networks to accommodate highly virtualized servers in enterprise and service provider data centers due to their high-performance, ultra-high reliability and low-latency capabilities.
Brocade offers a variety of FC fabric extension, switching and routing solutions that are designed to connect two or more data centers over long distances to enhance business continuity and disaster recovery. Brocade’s FC fabric extension solutions support FC SAN extension, mainframe extension (Fibre Connectivity), and other multiprotocol switching and routing technologies, including optical, asynchronous transfer mode, and IP networks.

Brocade offers high-speed, highly reliable extension, switching, and routing devices, in both modular and fixed form factors, that provide fabric-based encryption and compression services. Brocade works with industry-leading security vendors to offer a wide choice of enterprise-class key management system options. These solutions provide high-performance disk encryption processing power to meet the needs of the most demanding enterprise environments with flexible, on-demand performance, and industry-leading encryption-based security.
Brocade delivers reliable and simplified management of these SAN products through its software-based management tools, including Brocade Fabric Vision, a collection of technologies that maximizes uptime, dramatically simplifies SAN deployment and management, and provides high levels of visibility and insight into the storage network.
Brocade Fabric Vision is a key element of its fifth generation (“Gen 5”) industry standard FC products, which offer 64 gigabits per second (“Gbps”) interchassis bandwidth, 16 Gbps port level performance, and deliver higher levels of scalability and advanced capabilities in network management and diagnostics. Brocade’s Gen 5 (16 Gbps) FC portfolio builds upon its market leadership in FC storage networking solutions, which include the flagship Brocade DCX® 8510 Backbone family along with SAN directors and switches. Brocade has been an industry leader in every FC technology cycle, including the evolution from 1, 2, 4, 8, and most recently, 16 Gbps technologies. Brocade is committed to deliver products and solutions based on the sixth generation (“Gen 6”) of FC technology that will offer 32 Gbps performance at the port level and 128 Gbps interchassis bandwidth.
IP Networking Products—A portfolio of both software and hardware-based data networking offerings
Brocade’s IP networking products are designed to connect users over private and public networks including local area, metro, and within and across global data centers. Brocade offers a variety of platforms to allow customers to design a network to meet their needs, including the Brocade ICX® and VDX® product families. Brocade’s Open Systems Interconnection Reference Model (“OSI”) Layer 2 and Layer 3 Ethernet switches provide cost-effective delivery of the intelligence, speed, and manageability required to support virtualized and cloud-based applications enabled by the New IP.
The Brocade ICX family of Layer 2 and Layer 3 IP networking switches provides task automation, reduces operational costs, and enables scalable growth for new applications and services. The Brocade ICX family offers a broad spectrum of access, aggregation, and high-performance core switches to build a complete end-to-end solution for both medium and large enterprises.
Brocade’s Layer 2 and Layer 3 IP networking products are designed to simplify the physical infrastructure of the network. We refer to a specific set of these switches and software as “Ethernet fabric” solutions delivered through Brocade’s family of Brocade VDX Data Center Switches. These switches and software provide high levels of network automation, scalability, performance and operational simplicity that Brocade believes are essential in helping IT organizations move to highly virtualized and cloud environments, as well as software-defined networks. The Brocade VDX family of switches, with Brocade Virtual Cluster Switching (“VCS”) or Brocade VCS® Fabric technology, provides enterprise agility through automated, zero-touch Virtual Machine (“VM”) discovery, configuration, and mobility. Brocade offers a series of Brocade VDX fixed-port switches, as well as a modular switch, the Brocade VDX 8770, that deliver scalable performance, port density, and functionality that can be combined and configured to address each customer’s needs.
Brocade also offers a comprehensive set of IP routing products through its Brocade MLX®, MLXe, CES, and CER families that are designed to handle network traffic within and across service provider networks, as well as data center and large enterprise networks. These IP routing products also provide network packet broker functionality to help service providers extract key insights from their networks, and data privacy features to help customers protect data transiting their networks.
Brocade is also focused on helping large enterprise, data center, and global service providers fundamentally change their business and make them more agile, innovative, and profitable by enabling their networks to deliver new services and capabilities designed to support the New IP.
Both cloud computing and a proliferation of mobile services are transforming how these customers architect their networks and deliver IT services to their end users. Brocade believes it has a leadership position in delivering a variety of purpose-built innovations for this New IP era.
As a result of its acquisition of Vyatta, Inc. (“Vyatta”) in November 2012, Brocade has developed a leadership role in NFV design and engineering by focusing on an area that has become critical to mobile operator and cloud service provider customers. The Brocade Vyatta 5400 vRouter and Vyatta 5600 vRouter provide advanced routing, firewall, and virtual private network (“VPN”) functionality from the OSI model, but in a virtualized form factor. In delivering network functionality in a software form factor, Brocade enables its customers to realize new capital and operational expense models, as well as achieve better levels of agility and scalability to improve service delivery to the end user.

Brocade’s OSI Layer 4-7 platforms, including hardware- and software-based Brocade ADX® and vADX products, are designed for application traffic management and server load balancing, allowing customers to improve the performance of specific applications or improve the performance of a server farm. By combining the Brocade vADX with the Brocade Vyatta vRouter family, Brocade is the only company to deliver Layer 3 through Layer 7 functionality in an integrated virtualized, software form factor. These high-performance data center traffic management systems with network intelligence capabilities allow enterprises and service providers to build reliable network infrastructures that efficiently manage the flow of traffic over extended distances, known as metro area networks and wide area networks.
The Brocade Vyatta Controller provides an open platform for the scalable management of end-to-end services across a wide range of underlying physical and virtual network infrastructure, such as switches, routers, firewalls, VPNs, and load balancers. Based on the open source and industry-backed OpenDaylight Project, it provides a simple, low-risk on-ramp to SDN, with a fully tested and commercially supported open source platform that allows users to gradually migrate workloads running on their current equipment into an SDN environment.
Global Services
Brocade offers a wide range of consulting and post-contract customer support (“PCS”) that assist customers in designing, implementing, deploying, and managing advanced networking solutions, as well as support services. These services address a number of customer priorities that must be managed during the life cycle of a storage network or data center network and are meaningful to customers because Brocade brings valuable experience and expertise in the New IP challenge. Brocade’s services may be delivered to end-user customers directly or through partners as a component of a broader service and support offering.
Industry Initiatives and Standards Development
Brocade believes that, as the need for networking solutions continues to evolve, enterprises will look to further simplify the tasks of storing, managing, and administering data. At the same time, enterprises will also look to optimize or improve the efficiency of their IT investments and reduce both capital and operational expenditures. In addition, Brocade believes enterprises will continue to expand the size and scope of their networks as well as the number and types of applications that these networks support.
Brocade believes that the future evolution of networking and data center markets will be led by the providers of products and services that simplify the management of increasingly virtualized server and storage environments and improve returns on end users’ IT investments. Brocade also believes that New IP networking and data center infrastructure solutions will evolve to provide increased capabilities that enable new types of data management applications that simplify the management of data, increase operational efficiencies and reduce operating expense. As a result, many of Brocade’s initiatives and investments are aimed at expanding network capabilities, improving end-to-end interoperability, protecting end-user investments, and making it easier for Brocade and its partners to deliver solutions that help customers manage large, complex, and growing data center environments.
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
Brocade has a long history of being a major contributor to the evolution of industry standards ranging from FC communication technology to storage network interoperability to storage and storage network management. Brocade contributes to related industry standards committees and has authored or co-authored many of the FC protocol standards used today. As Brocade continues to expand its leadership presence in new technologies, Brocade’s participation in associated standards groups continues to grow. In fiscal year 2014, Brocade was a member of the Ethernet Alliance, Metro Ethernet Forum, IETF, IEEE, FCIA Board, SNIA Technical Council, DMTF Technical Council and FC-related industry associations and standards bodies. Brocade also currently chairs the INCITS T11 Committee, the lead governing body for all FC-related standards, and Brocade senior technologists serve as the president of the Ethernet Alliance and chair of the OpenDaylight Project. Brocade has also been an active participant with key leadership positions in next-generation data center initiatives promoting use of open technologies, including Open Networking Foundation, OpenStack Foundation, and Open Platform for NFV (“OPNFV”).
Education and Technical Certification Services
Brocade’s education and training organization delivers technical education and training to partners and their customers on Brocade technology that includes design, implementation, and management solutions. This education and training curriculum is delivered worldwide using a variety of methods, including instructor-led classes, online web-based training, and “live” virtual classrooms. Brocade University also offers certification on Brocade solutions for IT professionals who have completed certain tests administered by an independent testing organization. The certification program is designed to measure the knowledge and proficiency of IT professionals in Brocade data center and data management solutions and technologies, and to help ensure that Brocade’s customers receive superior customer service and support. Approximately 44,953 certification tests have been delivered and 17,815 IT professionals have received Brocade credentials since inception of the program in October 2000. Brocade’s education and training services are made available through its own education facilities and through its worldwide training provider network.
Distribution Channels
Brocade’s products and services are marketed, sold and supported worldwide to end-user customers through distribution partners, including OEMs, distributors, systems integrators, VARs, and directly to end users by the Brocade sales force and Brocade’s e-commerce website.
Brocade’s OEM partners are leading server, storage and systems providers who offer Brocade’s products under their own private label or as Brocade-branded solutions. Sales of products through OEM partners comprise the majority of Brocade’s business. Brocade’s other distribution partners include a global network of authorized distributors, systems integrators and VARs. Brocade authorizes these partners to market, sell and support its products and services. Some of these partners also sell training and other value-added services.
Brocade has OEM or distribution agreements with most of the major companies that sell enterprise servers and storage systems. In addition, Brocade employs a worldwide sales force to assist its distribution partners in marketing Brocade solutions, assessing customer requirements and designing, implementing and maintaining Brocade-based solutions.
Customers
For the fiscal year ended November 1, 2014, Brocade’s largest OEM customers, EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”) and International Business Machines Corporation (“IBM”), each represented 10% or more of Brocade’s total net revenues, accounting for a combined total of 46% (EMC with 18%, HP with 12%, and IBM with 16%) of Brocade’s total net revenues. For the fiscal year ended October 26, 2013, the same OEM customers accounted for a combined total of 46% (EMC with 18%, HP with 12%, and IBM with 16%) of Brocade’s total net revenues. For the fiscal year ended October 27, 2012, the same OEM customers accounted for a combined total of 47% (EMC with 16%, HP with 13%, and IBM with 18%) of Brocade’s total net revenues. Sales to any OEM customer may vary from quarter to quarter. While Brocade’s OEM partners are the principal route-to-market for our SAN products, in addition to OEMs, Brocade’s SAN routes-to-market include distributors, direct to end users, global systems integrators, and VARs.
In the IP networking market, Brocade cultivates business through its distributors in a number of key customer markets such as the data center, service provider, and enterprise segments, including the public sector. Customers in these market segments represented a significant part of Brocade’s IP networking business. Brocade offers its IP networking products through a multipath distribution strategy, including distributors, resellers, Brocade’s direct sales force, Brocade’s e-commerce website, and OEMs that have historically offered Brocade SAN products. Brocade’s strategy to expand its sales of IP networking products globally includes leveraging current investments in direct sales, two-tier distribution and channel partnerships, and international markets, as well as selling into existing data center customer accounts, including Global 1000 companies and other targeted end users.
Geographic Information
For the fiscal year ended November 1, 2014, domestic and international revenues were approximately 58% and 42% of total net revenues, respectively. For the fiscal year ended October 26, 2013, domestic and international revenues were approximately 61% and 39% of total net revenues, respectively. For the fiscal year ended October 27, 2012, domestic and international revenues were approximately 63% and 37% of total net revenues, respectively. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region.
Revenues are attributed to geographic areas based on where Brocade’s products are shipped. However, certain OEM partners take possession of Brocade’s products in one country and then may distribute these products to their customers in different countries. Accordingly, Brocade cannot be certain of the extent to which its domestic and international revenue mix is impacted by the practices of its OEM partners. Nevertheless, data provided by OEM partners indicate that international customers may account for a higher percentage of end-user demand than that indicated by Brocade’s mix of domestic and international revenues.
The majority of Brocade’s assets as of November 1, 2014, were attributable to its United States (“U.S.”) operations. For additional geographic information on Brocade’s revenues and long-lived assets, see Note 16, “Segment Information,” of the

Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference. Also, for a discussion of the risks attendant to Brocade’s international operations, see Part I, Item 1A. Risk Factors of this Form 10-K, which is incorporated herein by reference.
Acquisitions and Investments
Brocade’s acquisition and investment strategy is focused on facilitating the evolution and expansion of shared storage, IP networking, and data management.
On September 11, 2014, Brocade completed its acquisition of Vistapointe, Inc. (“Vistapointe”), an early-stage start-up focused on developing software-based, carrier-grade network visibility and analytics solutions for mobile network operators who are embracing NFV and SDN architectures. This acquisition enhances Brocade’s leadership in NFV technology, as well as gives Brocade a new market to address with visibility and analytics solutions for mobile operators.
On November 9, 2012, Brocade completed its acquisition of Vyatta, a data center networking industry innovator through its software-based network operating system that is highly relevant for multiple applications in network virtualization, SDN and private/public cloud computing platforms. This acquisition complements Brocade’s investments in Ethernet fabrics and SDN, as well as enables Brocade to pursue New IP market opportunities in data center virtualization, public and enterprise virtual private cloud computing platforms, and managed services.
From time to time, Brocade has made equity investments in companies that develop technology or provide services that are complementary to, or broaden the markets for, its products or services and further its business objectives.
Research and Development
The industry in which Brocade competes is impacted by rapid technological developments, evolving industry standards, changes in customer requirements, new product introductions and consolidation. As a result, Brocade’s success depends, in part, on its ability to continue to enhance its existing solutions and to develop and introduce new solutions that improve performance, simplify management, and reduce the total cost of ownership for networking. Brocade has invested significantly in research and development to enhance and extend its portfolio of software products while increasing the speed, performance, and port-density of its hardware platforms. Brocade also continues to enhance its operating system and management tools to further simplify storage management and to enable more functionality for end-user customers, OEM partners and application partners.
Brocade’s products are designed to support current industry standards as well as emerging standards that are consistent with its product strategy. Brocade designs its products around a common platform architecture, which facilitates the product design and development and testing cycle, improves quality, and reduces the time to market for new products and features. Where possible, products acquired through acquisitions are mapped to existing design roadmaps that leverage common platform designs and know-how. Brocade intends to continue to leverage this common architecture to develop and introduce additional hardware and software products and enhancements in the future.
Brocade’s product development process includes the certification of certain products by its OEM partners, as well as additional certifications to comply with international, U.S. federal government, and local regulations. During this process, Brocade supports its OEM partners in the testing of its new products to ensure that they meet quality, functionality and interoperability requirements. The process is completed once the OEM partner has certified the product and announced general availability of that product to its customers.
For the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, Brocade’s research and development expenses totaled $345.5 million, $378.5 million, and $363.1 million, respectively. All expenditures for research and development costs have been expensed as incurred.
Competition
The market for networking solutions is intensely competitive. Brocade believes the competitive factors in this market include product performance and features, product reliability, price, size, power consumption, extent of installed base, ability to meet delivery schedules, customer service, technical support and distribution channels. In particular, Cisco Systems, Inc. (“Cisco”) holds a large market share in the IP networking market, and a number of its products compete directly with Brocade’s products. Brocade also competes with other IP networking companies, such as Alcatel-Lucent, Arista Networks, Inc., Avaya Inc., Dell Inc., Extreme Networks, Inc. (which acquired Enterasys Networks, Inc. in November 2013), HP, Huawei Technologies Co. Ltd., Juniper Networks, Inc. (“Juniper”), and Lenovo Group Limited. Many of Brocade’s current and potential competitors have greater market leverage, longer operating histories, greater financial, technical, sales, marketing, and other resources, more name recognition, and a larger installed base of customers.

In addition, Brocade faces significant competition in the market for SAN products and services from Cisco and QLogic Corporation (“QLogic”). Brocade also faces competitors in other markets in which it participates, such as F5 Networks, Inc. and A10 Networks, Inc. (“A10”) in the application delivery market.
New competition is emerging as a result of technology trends such as SDN and NFV. VMware, Inc.’s network virtualization technology is an example of a company embracing a new technology trend and becoming a competitor to Brocade. These competitors may use emerging technologies and various routes-to-market to compete with Brocade. In addition, Brocade’s OEM partners and manufacturing partners, who also have relationships with some of Brocade’s current competitors, could become new competitors by developing, acquiring, or introducing products and solutions that compete with Brocade’s product offerings. Competitive pressure will also likely intensify as technology trends impact long-standing alliances, partnerships and go-to-market routes.
As the networking solutions market evolves, additional technologies may become available for interconnecting servers and storage. To the extent that products based upon these new technologies provide the ability to connect network servers and storage and support high-performance storage applications, they may compete with Brocade’s FC products. These storage networking technologies include, but are not limited to, IP storage products such as Internet Small Computer System Interface (“iSCSI”), Network Attached Storage (“NAS”), InfiniBand, and Direct Attached Storage. In addition, networking companies, manufacturers of networking equipment, and other companies may develop competitive products and technologies. For example, new technologies that store data in the server with flash memory or solid-state drives (“SSD”) could create competition for Brocade’s FC SAN products. Pure Storage, Inc. and Violin Memory, Inc. are examples of vendors that offer solutions based on these new technologies. These emerging competitive technologies, however, can present new business opportunities for Brocade’s networking and storage products. Brocade is working actively with IP storage and SSD vendors to create solutions and reference architectures that integrate Brocade IP and FC SAN products.
Manufacturing
Brocade has manufacturing arrangements with Hon Hai Precision Industry Co., Ltd. (“Foxconn”), Accton Technology Corporation (“Accton”), and Quanta Computer Incorporated (“Quanta”) (collectively, the contract manufacturers or “CMs”) and a service repair arrangement with Flextronics International Ltd. (“Flextronics”). Under Brocade’s manufacturing arrangements with its CMs, Brocade provides product forecasts and places purchase orders with its CMs in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with its CMs depends on the specific product. The CMs invoice Brocade based on prices and payment terms mutually agreed upon and set forth in purchase orders issued to them by Brocade. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the CMs’ manufacturing agreements require Brocade to purchase all inventory materials not returnable, usable by, or sold to other customers of the CMs.
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
Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited sources. Brocade’s principal single-source components include ASICs, built by third parties based on Brocade’s designs, and Brocade’s principal limited source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, certain power supplies, enclosures, programmable logic devices, certain printed circuit boards, certain optical components, packet processors and switching fabrics.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the “Dodd-Frank Act”) requires certain public companies to disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo (DRC) or an adjoining country. The ongoing implementation of these disclosure requirements by Brocade, Brocade’s partners, and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Brocade’s products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules requires expenditures of resources and management attention, regardless of the results of the investigation.
In addition, Brocade licenses certain software from third parties that is incorporated into its fabric operating system and other software. See Part I, Item 1A. Risk Factors of this Form 10-K, which is incorporated herein by reference.

Environmental Matters
Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging, and other environmental impacts in the various countries where its products are sold. For example, many of Brocade’s products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium, and other substances, and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling, and disposing of its products when they have reached the end of their useful life. In Europe, substance restrictions apply to products Brocade sells, and certain of Brocade’s OEM partners require compliance with these or more stringent requirements. Recycling, labeling, financing, and related requirements also apply to products Brocade sells in Europe. China has also enacted legislation with similar requirements for Brocade and its OEM partners for Brocade products sold in China. Brocade may be required to redesign its products to ensure that they comply with any new requirements as well as related requirements imposed by its OEM customers. Brocade also continues to work with its suppliers to ensure they provide Brocade with compliant materials, parts, and components. Various other jurisdictions have issued, or are in the process of issuing, other environmental regulations that may impose additional restrictions or obligations and require further changes to Brocade’s products, or may require Brocade to incur additional costs to comply.
Patents, Intellectual Property and Licensing
Brocade relies on a combination of patent, copyright, trademark and trade secret laws, and contractual restrictions on disclosure to protect its intellectual property rights.
Brocade maintains a program to identify and obtain patent protection for its selected inventions. As of November 1, 2014, Brocade had 550 patents in the United States and 22 patents in various foreign countries (based on certain U.S. patents or patent applications) that are currently in force, and had approximately 285 patent applications pending in the United States and approximately 45 patent applications pending in various foreign countries (based on certain U.S. patents or patent applications). The normal expiration dates of Brocade’s issued patents in the United States range from 2014 to approximately 2031. Although Brocade has patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect its technology. Despite these precautions, the measures Brocade undertakes may not prevent misappropriation or infringement of its proprietary technology. These measures also may not preclude competitors from independently developing products with functionality or features similar to our products.
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
From time to time, third parties have asserted patent, copyright and trade secret rights to technologies and standards that are important to Brocade. Third parties assert patent infringement claims against Brocade from time to time in the form of letters, lawsuits and other forms of communication. In addition, from time to time, Brocade receives notification from customers claiming that they are entitled to indemnification or other obligations from Brocade related to infringement claims made against them by third parties. Litigation, even if Brocade is ultimately successful, can be costly and divert management’s attention away from the day-to-day operations of Brocade. See Note 9, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K and Part I, Item 1A. Risk Factors of this Form 10-K.
Seasonality
Historically, Brocade’s SAN product revenue in the first and fourth fiscal quarters is stronger than revenue in the second and third fiscal quarters. Historically, Brocade’s IP networking products revenue is strongest in the fourth fiscal quarter while revenue in the first fiscal quarter is weakest, driven primarily by the seasonality of Brocade’s federal business revenue.
The historical seasonal patterns may be materially different in any given year due to factors such as quarterly changes in SAN inventory levels at OEMs, higher or lower demand for products and services due to new product releases, macroeconomic impacts, and U.S. federal government budget changes, as well as other factors, including Brocade’s fiscal reporting calendar that contains 52 or 53 weeks.
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
Employees
As of November 1, 2014, Brocade had 4,161 employees. Brocade has not experienced any work stoppages and considers its relations with its employees to be good. Brocade’s employees are currently located at the U.S. headquarters in San Jose, California, as well as at facilities in Broomfield, Colorado; Herndon, Virginia; Plymouth, Minnesota; Brocade’s European headquarters in Geneva, Switzerland; Brocade’s Asia Pacific headquarters in Singapore, and other offices throughout North America, Europe, Asia, and Central and South America.
Other
Brocade was incorporated in California on August 24, 1995, and reincorporated in Delaware on May 14, 1999. Brocade’s mailing address and executive offices are located at 130 Holger Way, San Jose, California 95134-1376. Brocade’s telephone number is (408) 333-8000.
Brocade’s corporate Web site is www.brocade.com. Brocade’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on Brocade’s Web site when such reports are available on the SEC Web site. The public may read and copy any materials filed by Brocade with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content of any Web site referred to in this Form 10-K is not incorporated by reference into this filing. Further, Brocade’s references to the Uniform Resource Locators (“URLs”) for these Web sites are intended to be inactive textual references only.

ADX, Brocade, Brocade Assurance, the B-wing symbol, DCX, Fabric OS, HyperEdge, ICX, MLX, MyBrocade, OpenScript, VCS, VDX, and Vyatta are registered trademarks, and The Effortless Network and The On-Demand Data Center are trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. Other brands, products, or service names mentioned may be trademarks of others.

Item 1A.	Risk Factors

Intense competition or consolidation and emergence of new technology options in the networking market could prevent Brocade from increasing or maintaining revenue, profitability, and cash flows with respect to its networking solutions.

The networking market is highly competitive and is in a state of transformation with new competitors entering the market and offering products based on emerging technologies such as software networking, virtualization, and infrastructure-as-a-service. Although Cisco maintains a dominant position in the networking market, networking customers today have more choices in both traditional and emerging networking solutions. Further, there has been increased competition in the market for traditional networking solutions in recent years as Brocade’s competitors have strengthened their networking portfolios through acquisitions. Many of these companies have longer operating histories, greater financial, technical, sales, marketing, and other resources, more name recognition, and larger installed customer bases than Brocade. Their businesses may have better economies of scale and therefore could also adopt more aggressive pricing policies than Brocade.
In addition, the networking market, particularly the data center market, is undergoing significant transition due to technology trends such as cloud computing, server virtualization, and software networking. For example, both Cisco and HP announced their intent to offer cloud computing services aimed at the enterprise market, which may give customers more options to procure networking-as-a-service rather than by traditional purchasing methods. Cisco and Microsoft Corporation also recently announced a multi-year partnership to collaborate on data center and cloud computing initiatives involving sales, marketing, and R&D. Additionally, Dell, Inc. (“Dell”) has been working with Cumulus Networks to bring “whitebox” label switches to market, which the companies promote as a low-cost option for networking equipment purchasers.
Other competitors in the networking market include Arista Networks, Inc., as well as Alcatel-Lucent, Avaya, Inc., A10 Networks, Inc., Extreme Networks, Inc., F5 Networks, Inc., Huawei Technologies Co. Ltd., QLogic Corporation, and Juniper Networks, Inc. Any one of Brocade’s competitors could devote more resources to develop, promote, and sell their products, and, therefore, those competitors could respond more quickly to changes in customer or market requirements and adopt more aggressive pricing policies. Brocade’s failure to successfully compete in the networking market would harm Brocade’s business and financial results.

Brocade’s failure to execute on its overall sales strategy or successfully leverage its channel and direct sales capabilities could significantly reduce Brocade’s revenues and negatively affect Brocade’s financial results.

Brocade offers its IP networking products through a multipath distribution strategy, including distributors, resellers, Brocade’s direct sales force, Brocade’s e-commerce website, and OEMs that have historically offered Brocade SAN products. However, Brocade’s efforts to increase sales through this multipath distribution strategy may not generate incremental revenue opportunities for Brocade. Several of Brocade’s major OEM customers, including Dell, IBM, HP, and Oracle Corporation, have acquired companies that offer IP networking products, which are competitive with Brocade’s offerings. A loss of, or significant reduction in, revenue through one of Brocade’s paths to market would negatively impact Brocade’s financial results.
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

Additionally, Brocade announced in fiscal year 2013 that it is making certain changes in its strategic direction by focusing on key technology segments, such as its SAN fabrics, Ethernet fabrics, and software networking products, for the data center. This change in focus has resulted in a rebalancing of resources away from certain non-key areas of Brocade’s business, including changes to direct and channel sales and divestitures of certain assets, and has impacted Brocade’s ability to generate revenue from certain products, markets, geographies, and customers. In the second quarter of fiscal year 2014, Brocade made a strategic decision to reduce its investment in the hardware-based Brocade ADX products and to increase investment in the software-based Brocade ADX products for Layer 4-7 applications. As a result of this change in strategy, hardware-based Brocade ADX and related support revenue in fiscal year 2014 was lower by approximately $20 million compared with fiscal year 2013, and we expect hardware-based Brocade ADX and related support revenue to be reduced by an additional $10 million in each of the next two fiscal years. There can be no assurance that this new strategic direction will succeed, or that the return on Brocade’s investments will develop in the manner and on the timeline expected. Failure to execute on Brocade’s strategy could adversely affect Brocade’s business and financial results. Also, this transition may result in uncertainty by employees, customers, and partners that could adversely affect Brocade’s business and financial results.

A limited number of major OEM partners comprise a significant portion of Brocade’s revenues; the loss of revenue from, or decreased inventory levels held by, any of these major OEM partners due to a change in market or competitive conditions could significantly reduce Brocade’s revenues and adversely affect Brocade’s financial results.

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues, specifically EMC, HP and IBM. As a result, revenues from these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2014, 2013, and 2012, the same three customers each represented 10% or more of Brocade’s total net revenues, for a combined total of 46%, 46%, and 47% of total net revenues, respectively. Brocade’s agreements with its OEM partners are typically cancellable, nonexclusive, and have no minimum or specific timing requirements for purchases. Brocade’s OEM partners could increase the amount purchased from Brocade’s competitors, introduce their own technology, or experience lower demand for Brocade’s SAN products from their end customers. The SAN market has experienced slower overall growth over the past several years, and if the SAN market continues to slow or decline, Brocade’s OEM partners could reduce or rebalance the amount of SAN products they purchase from Brocade.
Also, one or more of Brocade’s OEM partners could elect to divest certain lines of business, split their business, or consolidate or enter into a strategic partnership with one of Brocade’s competitors, such as IBM’s previously announced sale of certain lines of business to Lenovo Group Limited, or HP’s announcement that they will separate the company into two new public companies, which could reduce or eliminate Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, a decrease in the level of sales to any one significant OEM partner, change in a significant OEM partner go-to-market strategy, or unsuccessful negotiation on key terms, conditions, or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

Uncertainty about or a slowdown in the domestic and international economies has adversely affected, and may increasingly adversely affect, Brocade’s operating results and financial condition.

There is ongoing uncertainty about and, in recent years, there have been various slowdowns in, the domestic and international economies. Such uncertainty or slowdown has resulted in, and may continue to result in, lower growth of Internet-related spending, lower growth or a decline in the networking market, including high-performance data networking solutions, and overall reduced demand for IT. Historically, IT spending has declined as general economic and market conditions worsen due to geopolitical uncertainty, such as the recent Russia and Middle East conflicts, and risk of slowdown in the Chinese economy. Brocade is particularly susceptible to reductions in IT spending because the purchase of networking products is often discretionary and may involve a significant commitment of capital and other resources. The loss or delay of orders from any of Brocade’s more significant customers, such as the U.S. government or individual branches or agencies within the U.S. government (including the Department of Defense or certain intelligence agencies where Brocade’s revenue is concentrated), or customers within the service provider, financial services, education and health sectors, could also cause Brocade’s revenue and profitability to suffer. For example, Brocade’s revenue and operating results could be negatively impacted if the U.S. federal government experiences delays in procurement due to longer decision-making time frames and/or a shift in IT procurement priorities. Economic uncertainty has caused—and may cause further—reductions in Brocade’s revenue, profitability, and cash flows, increased price competition, increased operating costs, and longer fulfillment cycles, and may exacerbate many other risks noted elsewhere in this Form 10-K, which could adversely affect Brocade’s business, results of operations, and financial condition.

The prices of Brocade’s products have declined in the past and Brocade expects the prices of Brocade’s products to decline in the future, which could reduce Brocade’s revenues, gross margins, and profitability.

The average selling price for Brocade’s products has typically declined in the past and will likely decline in the future as a result of competitive pricing pressure, broader macroeconomic factors, product mix, new product introductions by Brocade or Brocade’s competitors, the entrance of new competitors, and other factors. Furthermore, particularly if economic conditions deteriorate and drive a more cautious capital spending environment in the IT sector, Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or seek to increase sales. If Brocade is unable to offset the negative impact from the above factors on the average selling price of Brocade’s products by increasing the volume of products shipped and/or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be adversely affected.

Brocade’s future revenue growth depends on its ability to introduce new products and support on a timely basis and achieve market acceptance of these new products and support.

Developing new products, services, including software networking, and support offerings requires significant up-front investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve market acceptance of its new product and support offerings on a timely basis in order to realize the benefits of its investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet and adoption of new technologies such as SDN and NFV, is characterized by rapidly changing technology, accelerating product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by developing and supplying high-quality, reliable, and cost-effective products, product enhancements, and services on a timely basis and by keeping pace with technological developments and emerging industry standards.
Other factors that may affect Brocade’s successful introduction of new product and support offerings include, but are not limited to, Brocade’s ability to:

•
Properly determine the market for new products and support, including features, cost effectiveness, scalability, and pricing, which can be particularly challenging for initial product offerings in new markets;

•	Differentiate Brocade’s new products and support from its competitors’ technology and product offerings;

•	Address the complexities of interoperability of Brocade’s products with its installed base, OEM partners’ server and storage products, and Brocade’s competitors’ products;

•	Determine which route(s) to market will be effective; and

•	Manage product transitions, including forecasting demand, managing excess and obsolete inventories, addressing product cost structures, and managing different sales and support requirements.
Failure to introduce competitive products and solutions on a timely basis may harm Brocade’s business and adversely affect Brocade’s results of operations.

If Brocade is not able to successfully transition from older products and corresponding support to new and enhanced products and corresponding support on a timely basis, its business and results of operations will likely be harmed.

As Brocade introduces new or enhanced products, Brocade must also successfully manage the transition from older products, such as certain SAN products, to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, maintain existing support revenue streams, and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life cycle of Brocade’s existing products, or replace the sales of some of Brocade’s current products, thereby offsetting the benefit of a successful product introduction. When Brocade introduces new or enhanced products, Brocade faces numerous risks relating to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new or enhanced products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products may cause customers to delay purchase decisions or purchase competing products, which would adversely affect Brocade’s business and results of operations.

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

Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet related to Brocade’s prior acquisitions. Brocade’s determination of the fair value of its long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, then the estimated fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of changes in management’s assumptions. For example, based on the decrease in the hardware-based Brocade ADX revenue forecast, Brocade recognized an $83.4 million goodwill impairment charge during the second quarter of fiscal year 2014. For a sensitivity analysis that quantifies the impact of key assumptions used by Brocade on certain reporting units’ fair value estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates in Part II, Item 7 of this Form 10-K. If future impairment tests should result in a charge to earnings, Brocade’s financial results would be adversely affected.
Brocade has determined that, more likely than not, it will realize its deferred tax assets based on positive evidence of its historical operations and projections of future income, except for the deferred tax assets related to California and remaining capital loss carryforwards for which a valuation allowance has been applied. In the event that future income by jurisdiction is less than what is currently projected, Brocade may be required to apply a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets are no longer more likely than not, resulting in a charge to earnings, and Brocade’s financial results would be adversely affected.

Failure to accurately forecast demand for Brocade’s products or failure to successfully manage the production of Brocade’s products could increase Brocade’s product cost and adversely affect Brocade’s margins and profitability.

Brocade provides product forecasts to its CMs and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers, and end-user customers. If Brocade or these third parties are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, Brocade’s ability to successfully manage production would be negatively impacted. Brocade’s ability to accurately forecast demand also may become increasingly more limited as Brocade introduces new or enhanced products, begins phasing out certain products, or acquires other companies or businesses. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its CMs to meet customers’ delivery requirements or Brocade may accumulate excess inventories or incur costs associated with excess manufacturing capacity. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade will experience higher fixed costs as it expands its CMs’ capabilities for forecasted demand, which could negatively affect Brocade’s margins if demand decreases suddenly and Brocade is unable to reduce these fixed costs.

Additionally, most of Brocade’s manufacturing overhead and expenses are fixed in the short term or incurred in advance of receipt of corresponding revenue, and Brocade may not be able to reduce such expenses sufficiently to offset declining product prices. As a result, Brocade’s gross margins may be adversely affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold, the mix of distribution channels through which its products are sold, or if product or related warranty costs associated with Brocade’s products are greater than previously experienced.

Brocade may not realize the anticipated benefits of past or future acquisitions, divestitures, and strategic investments, and integration of acquired companies or technologies or divestiture of businesses may negatively impact Brocade’s overall business.

Brocade has in the past acquired—or made strategic investments in—other companies, products, or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. Most recently, Brocade acquired Vyatta in fiscal year 2013 and acquired the Vistapointe business in the fourth quarter of fiscal year 2014, and Brocade expects to make additional acquisitions and strategic investments in the future. Brocade may not realize the anticipated benefits of any of its acquisitions or strategic investments, which involve numerous risks, including, but not limited to, the following:

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

•
Additional costs, such as increased costs of manufacturing and service, costs associated with excess or obsolete inventory, costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation, severance payments, reorganization or closure of facilities, taxes, advisor and professional fees, and termination of contracts that provide redundant or conflicting services; and

•	Incurrence of acquisition- and integration-related costs, or amortization costs for acquired intangible assets, that could negatively impact Brocade’s operating results and financial condition.

Brocade may also divest certain businesses from time to time. For example, Brocade sold its network adapter business to QLogic during the first quarter of fiscal year 2014, as part of Brocade’s previously stated change in business strategy. Such divestitures involve risks, such as difficulty separating out portions of or entire businesses, distracting employees, potential loss of revenue and negatively impacting margins, and potentially disrupting customer relationships. Brocade may also incur significant costs associated with exit or disposal activities, related impairment charges, or both, if Brocade exits or divests a business or product line.
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

Brocade has significant international operations, and a significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s CMs have significant operations in China. Brocade’s international sales of its IP networking products have primarily depended on a variety of its distributors and resellers. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including, but not limited to, the following:

•	Exposure to economic instability or fluctuations in international markets that could cause reductions in IT spending;

•	Exposure to inflationary risks in China and the continuing sovereign debt risk and economic instability in certain regions of Europe, including Russia;

•	Regulation of certain technology products or imposed export sanctions, such as restrictions on exports to Russia, could negatively impact international revenues;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes, such as China and India;

•	Managing research and development and sales teams in geographically diverse locations, including teams divided between the United States and India;

•	Significant wage inflation in certain economies, such as China and India;

•	Increased exposure to foreign currency exchange rate fluctuations, including the appreciation of foreign currencies such as the Chinese yuan, the Indian rupee, or the European Union’s euro;

•	Communicating effectively across multiple geographies, cultures, and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell, and support Brocade’s products in international markets;

•	Complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for its products;

•	Increased complexity, time, and costs of managing international operations;

•	Commercial laws and business practices that favor local competition;

•	Multiple, potentially conflicting, and changing governmental laws, regulations, and practices, including differing environmental, data privacy, export, import, tax, labor, and employment laws;

•
In certain international regions, particularly those with rapidly developing economies, it may be common to engage in business practices that are prohibited by anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

•	Longer sales cycles and manufacturing lead times;

•	Increased complexity and cost of providing customer support and maintenance for international customers;

•	Difficulties in collecting accounts receivable;

•	Increased complexity of logistics and distribution arrangements; and

•	Increased complexity of accounting rules and financial reporting requirements.
Any of these factors could negatively impact Brocade’s business, revenues, and profitability.

Brocade’s revenues, operating results, and financial position may fluctuate from period to period due to a number of factors, which makes predicting results of operations difficult and could adversely affect the trading price of Brocade’s stock.

IT spending is subject to cyclical and uneven fluctuations, which could cause Brocade’s financial results to fluctuate unevenly and unpredictably. For example, the U.S. federal budget for government IT spending can be highly seasonal and subject to delay, reductions, and uncertainty from time to time due to changes in the political and legislative environment, such as the U.S. federal government shutdown during Brocade’s fourth quarter of fiscal year 2013. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new or enhanced products. While Brocade’s first and fourth fiscal quarters have typically been seasonally stronger quarters than its second and third fiscal quarters for SAN products, future buying patterns may differ from historical seasonality. In addition, the buying patterns for Brocade’s IP networking products are typically stronger in the third and fourth quarters. If the mix of revenue from IP networking products changes materially, it may also cause results to differ from historical seasonality.
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

If product orders are received late in a fiscal quarter, Brocade may be unable to recognize revenue for these orders in the same quarter, which could adversely affect quarterly financial results.

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

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. Third parties have from time to time asserted patent, copyright, trade secret, and/or other intellectual property-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products or a combination of products, including third-party products, methods used in its operations, or uses of its products by its customers, or may concern Brocade’s hiring of a former employee of the third-party claimant. Brocade and companies acquired by Brocade have in the past incurred, and will likely incur in the future, substantial expenses to defend against such third-party claims. Brocade’s suppliers and customers also may be subject to third-party intellectual property claims with respect to their own products, which could negatively impact the suppliers’ ability to supply Brocade with components or the customers’ willingness to purchase products from Brocade. In addition, Brocade may be subject to claims, defense, and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade’s agreements with suppliers, OEM and channel partners, or customers. If Brocade refuses to indemnify or defend such claims, for instance, even in situations where the allegations are meritless, then suppliers, partners, or customers may refuse to do business with Brocade. Parties that assert such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to prolonged periods of litigation expenses, additional burdens on employees or other resources, distraction from Brocade’s business initiatives and operations, component supply stoppages, expensive settlement payments, and lost sales. Further, there is little or no information publicly available concerning market or fair values for license settlement fees, which can lead to overpayment of license or settlement fees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

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

Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s single-source components include, but are not limited to, its ASICs. Brocade’s principal limited-source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors, and switch fabric components. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade’s suppliers experience component defects, Brocade may not be able to deliver Brocade’s products to customers in a timely manner and may be required to repair or retrofit products previously delivered to customers, at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole-source or limited-source suppliers to delay or halt production, go out of business, or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. Any manufacturing disruption by these sole-source or limited-source suppliers could severely impair Brocade’s ability to fulfill orders and may significantly impact results of operations.
In addition, the loss of any of Brocade’s major CMs, or portions of their capacity, could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new CM and commencing volume production is typically a lengthy and expensive process. If Brocade changes any of its CMs or if any of its CMs experience delays, disruptions, capacity constraints, component parts shortages, or quality control problems in its manufacturing operations, shipment of Brocade’s products to customers could be delayed and result in loss of revenues and Brocade’s competitive position and relationships with customers could be harmed.

Brocade’s intellectual property rights may be infringed upon or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade’s intellectual property rights may be infringed upon or misappropriated by others, including by competitors, partners, former employees, foreign governments, or other third parties. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s intellectual property rights may be impractical. Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such assertions or enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction, nor any assurance that any awarded damages ultimately will be paid to Brocade. Further, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorney fees and costs or countersue Brocade as part of its defense. Finally, there can be no assurance that any attempt by Brocade to enforce its intellectual property rights, even if successful in court, will improve Brocade’s sales or diminish the defendant’s sales, or stop the defendant’s allegedly unfair competition.

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

Brocade relies on licenses from third parties and the loss or inability to obtain any such license could adversely affect its business.

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

Business interruptions could adversely affect Brocade’s business operations.

Brocade’s business operations and the operations of its suppliers, CMs, and customers are vulnerable to interruptions caused by fires, earthquakes, tsunamis, nuclear reactor leaks, hurricanes, power losses, telecommunications failures, and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, are located near major earthquake faults. Brocade does not have multiple-site capacity for all of its services in the event of a business disruption. In the event of a major earthquake, Brocade could experience business interruption resulting from destruction of facilities or other infrastructure and from loss of life. Brocade carries a limited amount of earthquake insurance, which may not be sufficient to cover earthquake-related losses, and has not set aside funds or reserves to cover other potential earthquake-related losses. Additionally, major public health issues, such as an outbreak of a pandemic or epidemic, may interrupt business operations of Brocade or its suppliers in those geographic regions affected by that particular health issue. In addition, one of Brocade’s CMs has a major facility located in an area that is subject to hurricanes, and Brocade’s suppliers could face other natural disasters, such as floods, earthquakes, extreme weather, and fires. In the event that a material business interruption occurs that affects Brocade, its suppliers, CMs, or customers, shipments could be delayed and Brocade’s business and financial results could be harmed.
In addition, Brocade may suffer reputational harm and may not carry sufficient insurance to compensate for financial losses that may occur as a result of any of these events. Any such event could have a material adverse effect on Brocade’s business, operating results, and financial condition, and could expose Brocade to significant third-party claims of liability and damages.

Cyberattacks and data security breaches could disrupt Brocade’s operations, negatively impact Brocade’s reputation, and erode Brocade’s customers’ trust.

Cyberattacks and other malicious attacks can lead to data breaches, computer break-ins, malware, viruses, and unauthorized tampering with Brocade’s computer systems, intellectual property, and confidential information of Brocade, its customers, and partners. These attacks could disrupt Brocade’s operations, negatively impact Brocade’s reputation, and erode Brocade’s customers’ trust. Despite Brocade’s implementation of cybersecurity measures, Brocade may not successfully limit attacks by malicious third parties if they attempt to undermine or disrupt Brocade’s cybersecurity. Additionally, Brocade may suffer reputational harm as a result of a data security breach involving customers’ or employees’ information, all of which could negatively impact our profitability and/or increase expenses. Customers have become increasingly sensitive to government-sponsored surveillance and may believe that U.S. manufacturers’ equipment contains “backdoor” code that would allow customer data to be compromised by either governmental bodies or other third parties. As a result, customers may choose not to deploy Brocade networking products, which could negatively impact Brocade’s business and financial results.

Brocade’s failure to meet its commitment to return capital to its stockholders could have a material adverse effect on its stock price.

In September 2014, Brocade reaffirmed its intent to return at least 60% of its adjusted free cash flow to stockholders in the form of share repurchases or other alternatives, including dividends, which the Brocade Board of Directors first declared in the third quarter of fiscal year 2014. Brocade’s ability to return at least 60% of its adjusted free cash flow to stockholders is limited by, among other things, covenants in its indebtedness and Delaware law. If Brocade is unable to meet its commitment to return capital, Brocade’s reputation and its stock price may be materially adversely affected.

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
For example, the requirement under the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) that certain public companies disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo or an adjoining country could negatively impact Brocade’s supply chain or impose additional costs related to that supply chain. Brocade’s due diligence on its supply chain is ongoing; therefore, it may be possible that conflict minerals are a part of the electronics industry supply chain utilized by Brocade and thus it may be possible that conflict minerals are contained in Brocade’s products. The implementation of these requirements by government regulators and Brocade’s partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Brocade’s products. In addition, Brocade has incurred and will incur additional costs to comply with the disclosure requirements for conflict minerals, including costs related to determining the source of any of the relevant minerals and metals used in Brocade’s products. As a result, Brocade’s business and financial results could be adversely affected.
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
For example, in Europe, environmental restrictions apply to products sold in that region, and certain of Brocade’s partners require compliance with these or other more stringent requirements. In addition, recycling, labeling, and related requirements apply to products Brocade sells in Europe. China has also enacted legislation with similar requirements for Brocade’s products or its partners’ sale of Brocade’s products. If Brocade’s products do not comply with the substance restrictions under local environmental laws, Brocade could become subject to fines, civil or criminal sanctions, and contract damage claims. In addition, Brocade could be prohibited from shipping noncompliant products into one or more jurisdictions and required to recall and replace any noncompliant products already shipped, which would disrupt its ability to ship products and result in reduced revenue, increased warranty expense, increased obsolete or excess inventories, and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts, and components despite Brocade’s requirement to do so, which could impact Brocade’s ability to produce compliant products and, accordingly, could disrupt its business or increase Brocade’s costs.
Brocade is subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of personal information and data. Brocade’s possession and use of personal information and data subjects Brocade to legislative and regulatory burdens that may require Brocade to notify customers or employees of a data security breach. Brocade has incurred, and will continue to incur, expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. Such data privacy laws and regulations may negatively impact Brocade’s ability to execute transactions and pursue business opportunities.

Changes to Brocade’s provision for income taxes or unfavorable outcomes of tax audits could adversely impact Brocade’s results.

Brocade is subject to income and other taxes in the United States, including those required by both state and federal governmental agencies such as the IRS, and numerous foreign jurisdictions. Brocade’s provision for income taxes could be materially increased due to changes in tax laws in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense. In this regard, the United States, countries in the European Union, and other countries where Brocade operates are actively considering changes to relevant tax, accounting, and other laws, regulations, and interpretations, including fundamental changes to tax laws applicable to multinational corporations. These potential changes could increase Brocade’s effective tax rate or result in other costs in the future.
Brocade is subject to periodic audits or other reviews by such governmental agencies, and is currently under examination by the IRS and several state and foreign tax jurisdictions for various years (see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K). Audits by the IRS and other governmental tax agencies are subject to inherent uncertainties and could result in unfavorable outcomes, including potential fines or penalties. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade’s results of operations for that period or future periods. The expense of defending and resolving such an audit may be significant.

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

As of November 1, 2014, Brocade had approximately $600 million in principal amount of outstanding indebtedness, including $300 million of unsecured indebtedness under the 2023 Notes and $300 million of secured indebtedness under the 2020 Notes (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K). In addition, Brocade had up to $125 million available for future borrowing under the Senior Secured Credit Facility. The financial and other covenants agreed to by Brocade in connection with such indebtedness have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs should further debt financing be desired, and may adversely affect Brocade’s operations and financial results. This indebtedness may also adversely affect Brocade’s ability to access sources of capital or incur certain liens, including, without limitation, funding acquisitions, paying dividends, or repurchasing Brocade stock.
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
Brocade’s principal administrative, sales, marketing, education, customer support, and research and development facilities include approximately 562,000 square feet owned by Brocade in San Jose, California. Additional administrative and research and development facilities are located in an aggregate of approximately 476,000 square feet in Broomfield, Colorado, Plymouth, Minnesota, and Bangalore, India. Approximately 308,000 square feet of such space is leased and 168,000 square feet is owned. Brocade believes that its existing properties, both owned and leased, are in good condition and are suitable for conducting its business. Brocade also productively utilizes the majority of the space in its facilities, making adjustments as necessary. The current lease on the Bangalore, India offices of 109,000 square feet will expire at the end of January 2015. Brocade expects to move into a new 154,000 square foot office in Bangalore in February 2015.
Brocade’s leased properties have expirations through November 2021. In addition to the noted facilities, Brocade leases approximately 328,000 square feet of administrative, sales, and marketing office space in various locations to serve its customers throughout the world.
Brocade has three operating segments. Due to the interrelation of these segments, these segments use substantially all of the properties at least in part, and Brocade retains the flexibility to use each of the properties in whole or in part for each of the segments.
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
Brocade’s common stock is listed on the NASDAQ Global Select Market under the symbol “BRCD.” Information regarding the high and low sale prices per share of Brocade’s common stock as reported on the NASDAQ Global Select Market for each full quarterly period for the last two fiscal years is set forth in “Quarterly Summary (Unaudited)” in Part II, Item 8 of this Form 10-K. According to records of Brocade’s transfer agent, Brocade had 732 stockholders of record as of December 12, 2014, and Brocade believes there are a substantially greater number of beneficial holders. In the third quarter of fiscal year 2014, Brocade’s Board of Directors approved the initiation of a quarterly cash dividend on the Company’s common stock subject, in each quarter, to the approval of the Board of Directors or a committee thereof, and declared the Company’s first ever dividend of $0.035 per share. Dividends of $0.035 per share were also declared in the fourth quarter of fiscal year 2014 and the first quarter of fiscal year 2015. Brocade paid a total of $30.4 million in cash for the two dividends declared in fiscal year 2014. Brocade also currently expects to retain any future earnings for use in the operation and expansion of its business, to manage its debt, and repurchase the Company’s stock. Information with respect to restrictions on paying dividends is set forth in Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended November 1, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
August 3, 2014 to August 30, 2014	1,084	$9.53	1,084	$687,116
August 31, 2014 to September 27, 2014	944	$10.39	944	$677,310
September 28, 2014 to November 1, 2014	1,272	$9.97	1,272	$664,620
Total	3,300	$9.95	3,300

(1)
As of November 1, 2014, Brocade’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $2.0 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, $500 million on May 16, 2012, and $692 million on September 25, 2013), which was used for determining the amounts in these columns. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, the trading price of our common stock, general business and market conditions, and other factors, including alternative investment opportunities.

Stock Performance Graph
The graph below shows a comparison for the period commencing on October 31, 2009, and ending on November 1, 2014, of the annual percentage change in the cumulative total stockholder return for Brocade common stock, assuming the investment of $100.00 on October 31, 2009, with the cumulative total stockholder returns for the NASDAQ Composite Index and the NASDAQ Telecommunications Index, respectively, assuming the investment of $100.00 on October 31, 2009. The stockholder returns for the NASDAQ Composite Index over the indicated periods below are weighted based on market capitalization of companies included in the index at the beginning of each measurement point. Both historical stockholder returns for Brocade common stock and the NASDAQ Composite Index are not indicative of, or intended to forecast, future performance. Data for Brocade common stock, the NASDAQ Composite Index, and the NASDAQ Telecommunications Index assume reinvestment of dividends and was prepared based on publicly available information.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
10/31/2009
10/30/2010
10/29/2011
10/27/2012
10/26/2013
11/1/2014
Brocade Communications Systems, Inc.
NASDAQ Composite Index
NASDAQ Telecommunications Index

* $100 invested on 10/31/2009 in stock or index, including reinvestment of dividends

	10/31/2009	10/30/2010	10/29/2011	10/27/2012	10/26/2013	11/1/2014
Brocade Communications Systems, Inc.	$100	$74	$52	$62	$91	$126
NASDAQ Composite Index	$100	$124	$136	$151	$202	$240
NASDAQ Telecommunications Index	$100	$114	$105	$98	$134	$145

Item 6.	Selected Financial Data
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

	Fiscal Year Ended
	November 1, 2014 (1)	October 26, 2013 (2)	October 27, 2012	October 29, 2011	October 30, 2010
	(In thousands, except per share amounts)
Selected Financial Data:
Net revenues	$2,211,267	$2,222,864	$2,237,770	$2,147,442	$2,091,153
Net income	$237,971	$208,623	$195,181	$50,610	$116,523
Net income per share—basic	$0.55	$0.46	$0.43	$0.11	$0.26
Net income per share—diluted	$0.53	$0.45	$0.41	$0.10	$0.24
Shares used in per share calculation—basic	435,258	450,516	456,629	474,259	446,996
Shares used in per share calculation—diluted	446,859	463,705	472,343	497,030	482,741
Cash dividends declared per share	$0.07	$—	$—	$—	$—

Net cash provided by operating activities	$541,597	$451,029	$590,870	$449,232	$298,513

Cash, cash equivalents, and investments	$1,255,017	$986,997	$713,226	$414,976	$335,982
Total assets	$3,733,675	$3,621,391	$3,581,261	$3,474,308	$3,646,012
Non-current restructuring liabilities	$3,048	$1,008	$1,606	$2,496	$3,984
Term loan	$—	$—	$—	$186,858	$325,897
Senior unsecured notes	$296,788	$296,477	$—	$—	$—
Senior secured notes	$298,373	$298,127	$596,264	$595,803	$595,373
Capital lease obligations	$2,115	$4,600	$4,916	$6,782	$8,543

(1)	The fiscal year ended November 1, 2014, includes the impact of an $83.4 million impairment of goodwill in the Company’s Application Delivery Products reporting unit.

(2)
The fiscal year ended October 26, 2013, includes the impact of the nonrecurring gain of $76.8 million resulting from the litigation settlement with A10 Networks, Inc., as well as a discrete charge of $78.2 million to reduce previously recognized California deferred tax assets due to changes in California law resulting from the passage of Proposition 39 during fiscal year 2013.

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
Overview
We are a leading supplier of networking hardware and software for businesses and organizations of various types and sizes. Our end customers include global enterprises and organizations that use our products and services as part of their communications infrastructure, and service providers such as telecommunication firms, cable operators, and mobile carriers who use our products and services as part of their production operations. Our products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturer (“OEM”) partners, distributors, systems integrators, and value-added resellers, as well as directly to end users by our sales force and our e-commerce website. Our business model is focused on two key markets: our Storage Area Networking (“SAN”) business, which offers our Fibre Channel (“FC”) SAN backbones, directors, fixed form factor switches and embedded switches, and our Internet Protocol (“IP”) Networking business, which offers our IP routers, Ethernet switches, network security, analytics and monitoring, as well as products used to manage application delivery. Our IP products are available in modular and fixed hardware-based form factors, as well as in software, and can be deployed in both traditional network designs and full-featured Ethernet fabrics. We also provide product-related customer support and services in both our SAN business and IP Networking business.
We expect growth opportunities in the SAN market over time to be driven by key customer Information Technology (“IT”) initiatives such as server virtualization, enterprise mobility, data center consolidation, cloud computing initiatives, and migration to higher performance technologies, such as solid state storage. Our IP Networking business strategies are intended to increase new customer accounts and expand our market share through product innovation, such as our Ethernet fabric and virtualized software networking products (also known as software-defined networking (“SDN”), Network Functions Virtualization (“NFV”), and Network Visibility and Analytics (“NVA”)), and the development and expansion of our routes to market. The success of Ethernet fabrics, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures and our future success in this area would be negatively impacted if this technological transition does not occur at the anticipated rate or at all. While our NFV revenues have not been material to date, customer interest in NFV is very high and we believe that customers prefer to buy networking products from suppliers that offer a portfolio of solutions that address their current and future needs. We plan to continue to support our SAN and IP Networking growth plans by continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging technologies (such as SDN, NFV, and NVA), new product introductions, and enhancing our existing partnerships and forming new ones through our various distribution channels.
In the second quarter of fiscal year 2013, we announced that we were making certain changes in our strategic direction by focusing on key technology segments, such as our SAN fabrics, Ethernet fabrics, and software networking products, for the data center. As part of this change in focus, we reduced our cost of revenues and other operating expenses by $100 million on an annualized basis when comparing the first quarter of fiscal year 2014 to the first quarter of fiscal year 2013. We achieved our targeted cost reduction opportunities by focusing on the optimization of discretionary spending and rebalancing personnel resources.
As previously disclosed, this change in focus also resulted in a rebalancing of resources away from certain non-key areas of our business, which has impacted our ability to generate revenue from certain products, markets, geographies, and customers. In the second quarter of fiscal year 2014, we made a strategic decision to reduce our investment in the hardware-based Brocade ADX® products and to increase investment in the software-based Brocade ADX products for Layer 4-7 applications. As a result of this change in strategy, hardware-based Brocade ADX and related support revenue in fiscal year 2014 was lower by approximately $20 million compared with fiscal year 2013, and we expect hardware-based Brocade ADX and related support revenue to be reduced by an additional $10 million in each of the next two fiscal years. Based on the decrease in the hardware-based Brocade ADX revenue forecast, we recognized an $83 million non-cash goodwill impairment charge during the second quarter of fiscal year 2014.

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
Our plans for our operating cash flows are to provide liquidity for operations, capital investments and other strategic initiatives, including investments, mergers, and acquisitions to strengthen our networking portfolios, and to return capital to stockholders in the form of stock repurchases and cash dividends. Our stock repurchases serve to offset and sometimes more than offset the dilutive effects of our equity award programs. In September 2013, we announced our intent to return to stockholders at least 60% of our adjusted free cash flow in the form of share repurchases or dividends. We define adjusted free cash flow as operating cash flow, adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditures. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. Dividends of $0.035 per share were then declared and paid in the third and fourth quarters of fiscal year 2014 for an aggregate of $30.4 million. On November 24, 2014, our Board of Directors declared a third quarterly cash dividend of $0.035 per share of our common stock to be paid on January 2, 2015, to stockholders of record as of the close of market on December 10, 2014. Future dividend payments are subject to review and approval by our Board of Directors.
Results of Operations
We report our fiscal year on a 52- or 53-week period ending on the last Saturday in October or the first Saturday in November, respectively. As is customary for companies that use the 52/53-week convention, every fifth year is a 53-week year. Fiscal year 2014 is a 53-week fiscal year and fiscal years 2013 and 2012 are 52-week fiscal years. Our next 53-week fiscal year will be fiscal year 2019 and our next 14-week quarter will be in the second quarter of fiscal year 2019.
Our results of operations for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each segment, which is indicated as a percentage of the respective segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products, and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	November 1, 2014	% of Net Revenues	October 26, 2013	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$1,326,950	60.0%	$1,318,509	59.3%	$8,441	0.6%
IP Networking Products	525,237	23.8%	552,058	24.8%	(26,821)	(4.9)%
Global Services	359,080	16.2%	352,297	15.8%	6,783	1.9%
Total net revenues	$2,211,267	100.0%	$2,222,864	100.0%	$(11,597)	(0.5)%

	Fiscal Year Ended
	October 26, 2013	% of Net Revenues	October 27, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$1,318,509	59.3%	$1,356,099	60.6%	$(37,590)	(2.8)%
IP Networking Products	552,058	24.8%	534,757	23.9%	17,301	3.2%
Global Services	352,297	15.8%	346,914	15.5%	5,383	1.6%
Total net revenues	$2,222,864	100.0%	$2,237,770	100.0%	$(14,906)	(0.7)%

The decrease in total net revenues for the fiscal year ended November 1, 2014, compared with the fiscal year ended October 26, 2013, reflects lower sales for our IP Networking products, partially offset by higher sales for our SAN products and Global Services offerings, as further described below:

•
The slight increase in SAN product revenues was due to continued customer migration to our Gen 5 Fibre Channel products which resulted in an increase in switch product revenue, partially offset by a decrease in server product revenue due to the divestiture of our network adapter business (host bus adapters) in January 2014. Our average selling price per port decreased slightly by 0.5% during the fiscal year ended November 1, 2014, which was partially offset by the 1.1% increase in the number of ports shipped during the same period;

•
The decrease in IP Networking product revenues primarily reflects lower revenues from IP routing, lower U.S. federal sales, the divestiture of our network adapter business (converged network adapters) in January 2014, and changes in our Brocade ADX product line and wireless business strategies. IP routing product revenue decreased due to a loss in some orders from large network carrier customers as a result of the delayed fulfillment of the newest MLXe modules that were released in the fourth quarter of fiscal year 2014. The decrease was partially offset by an increase in our switch products for data center customers due to strong Brocade VDX sales; and

•
The increase in Global Services revenues was primarily attributable to an additional week of amortized support revenue in fiscal year 2014, and an increase in the revenue recognized from sales of renewal support contracts for both our SAN and IP Networking products, partially offset by a decrease in professional services revenues.

The decrease in total net revenues for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, reflects lower sales for our SAN products, partially offset by higher sales for our IP Networking products and Global Services offerings, as further described below:

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

•
The increase in IP Networking product revenues primarily reflects higher revenues from our IP routing and application delivery products, which more than offset the decrease in revenues from our U.S. federal government end customers due to the challenging federal budget environment and the budget-related government shutdown in fiscal year 2013, which caused a delay in the orders for some funded projects; and

•
The increase in Global Services revenues was primarily attributable to an increase in the sales of initial support contracts and renewal support contracts for our IP networking products, partially offset by a decrease in professional services revenues.

Our total net revenues by geographic area are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	November 1, 2014	% of Net Revenues	October 26, 2013	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$1,286,650	58.2%	$1,351,242	60.8%	$(64,592)	(4.8)%
Europe, the Middle East and Africa (1)	598,196	27.0%	552,734	24.9%	45,462	8.2%
Asia Pacific	183,035	8.3%	181,461	8.1%	1,574	0.9%
Japan	91,062	4.1%	97,259	4.4%	(6,197)	(6.4)%
Canada, Central and South America	52,324	2.4%	40,168	1.8%	12,156	30.3%
Total net revenues	$2,211,267	100.0%	$2,222,864	100.0%	$(11,597)	(0.5)%

	Fiscal Year Ended
	October 26, 2013	% of Net Revenues	October 27, 2012	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$1,351,242	60.8%	$1,414,390	63.2%	$(63,148)	(4.5)%
Europe, the Middle East and Africa (1)	552,734	24.9%	493,979	22.1%	58,755	11.9%
Asia Pacific	181,461	8.1%	186,244	8.3%	(4,783)	(2.6)%
Japan	97,259	4.4%	99,887	4.5%	(2,628)	(2.6)%
Canada, Central and South America	40,168	1.8%	43,270	1.9%	(3,102)	(7.2)%
Total net revenues	$2,222,864	100.0%	$2,237,770	100.0%	$(14,906)	(0.7)%

(1)
Includes net revenues of $385.2 million, $339.1 million, and $259.2 million for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, respectively, relating to the Netherlands.

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
International revenues for the fiscal year ended November 1, 2014, increased as a percentage of total net revenues compared with the prior year, primarily due to lower revenue from SAN and IP Networking products sold into the U.S. federal market, as well as an increase in revenue from SAN products sold into the Europe, Middle East, and Africa regions. International revenues for the fiscal year ended October 26, 2013, increased as a percentage of total net revenues compared with the prior year primarily due to a shift in the mix of SAN product sales to certain of our OEM partners from the United States region to the Europe, Middle East, and Africa regions.
A significant portion of our revenues are concentrated among a relatively small number of OEM customers. For the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, the same three customers each represented 10% or more of our total net revenues for a combined total of 46% (EMC Corporation (“EMC”) with 18%, Hewlett-Packard Company (“HP”) with 12%, and International Business Machines Corporation (“IBM”) with 16%), 46% (EMC with 18%, HP with 12%, and IBM with 16%), and 47% (EMC with 16%, HP with 13%, and IBM with 18%), respectively, of our total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of, these customers could seriously harm our financial condition and results of operations.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended
	November 1, 2014	% of Net Revenues	October 26, 2013	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$982,484	74.0%	$963,121	73.0%	$19,363	1.0%
IP Networking Products	277,262	52.8%	249,084	45.1%	28,178	7.7%
Global Services	206,047	57.4%	196,674	55.8%	9,373	1.6%
Total gross margin	$1,465,793	66.3%	$1,408,879	63.4%	$56,914	2.9%

	Fiscal Year Ended
	October 26, 2013	% of Net Revenues	October 27, 2012	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$963,121	73.0%	$993,491	73.3%	$(30,370)	(0.3)%
IP Networking Products	249,084	45.1%	207,509	38.8%	41,575	6.3%
Global Services	196,674	55.8%	182,019	52.5%	14,655	3.3%
Total gross margin	$1,408,879	63.4%	$1,383,019	61.8%	$25,860	1.6%
The gross margin percentage for each reportable segment increased for the fiscal year ended November 1, 2014, compared with the fiscal year ended October 26, 2013, primarily due to the following factors (the percentages below reflect the change in gross margin):

•
SAN gross margins relative to net revenues increased by 1.0% due to a decrease in manufacturing overhead costs primarily due to lower headcount and lower outside services spending as part of the spending reduction plan that we implemented at the end of fiscal year 2013, partially offset by an increase in variable performance-based compensation and an additional week of payroll expense in fiscal year 2014;

•
IP Networking gross margins relative to net revenues increased by 5.5% due to a decrease in amortization of IP Networking-related intangible assets. These intangible assets were primarily acquired as part of the acquisition of Foundry Networks, LLC (“Foundry”) and were fully amortized during the first quarter of fiscal year 2014. In addition, product costs decreased 0.9%, relative to net revenues, primarily as a result of a more favorable mix of IP Networking products. We also incurred costs associated with certain Foundry pre-acquisition litigation in fiscal year 2013, which caused a 0.6% decrease in costs in fiscal year 2014, relative to net revenues; and

•
Global Services gross margins relative to net revenues increased primarily due to higher product sales volume, as well as the spending reduction plan that we implemented at the end of fiscal year 2013 which resulted in lower headcount, lower outside services spending, and reduced legal, IT, and facilities expenses allocated to Global Services. The decrease in outside services spending was also due to lower labor repair rates negotiated with our contract manufacturer. The increase was partially offset by an increase in variable performance-based compensation.

The gross margin percentage for each reportable segment increased or decreased for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, primarily due to the following factors (the percentages below reflect the change in gross margin):

•
SAN gross margins relative to net revenues decreased by 1.4% due to an increase in manufacturing overhead costs relative to net revenues primarily due to a decrease in our ports shipped versus our fixed overhead costs, partially offset by a 0.5% decrease in amortization of SAN-related intangible assets and a 0.4% decrease in discrete period costs, in each case, relative to net revenues;

•
IP Networking gross margins relative to net revenues increased by 2.8% due to a decrease in product costs, which is primarily due to a more favorable mix of IP Networking products. In addition, manufacturing overhead costs decreased by 2.2% and discrete period costs decreased by 1.7%, which is primarily due to lower inventory revaluation and decreased warranty expense, in each case, relative to net revenues. These decreases were partially offset by the costs associated with certain Foundry pre-acquisition litigation, which caused a 0.6% increase in costs relative to net revenues; and

•
Global Services gross margins relative to net revenues increased by 3.4% due to a decrease in service and support costs relative to net revenues, which is primarily due to a decrease in period costs related to improved utilization of service inventory assets within our spares depot, as well as decreases in legal, IT and facilities expenses.

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
R&D expenses are summarized as follows (in thousands, except percentages):

	November 1, 2014		October 26, 2013
R&D expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$345,549	15.6%	$378,521	17.0%	$(32,972)	(8.7)%
	October 26, 2013		October 27, 2012
	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$378,521	17.0%	$363,090	16.2%	$15,431	4.2%
R&D expenses decreased for the fiscal year ended November 1, 2014, compared with the fiscal year ended October 26, 2013, due to the following (in thousands):

Increase/ (Decrease)
Engineering expense	$(9,378)
Salaries and other compensation	(8,019)
Expenses related to legal, IT, facilities, and other shared functions	(5,860)
Depreciation and amortization expense	(4,761)
Outside services expense	(3,549)
Various individually insignificant items	(1,405)
Total change	$(32,972)
The decrease in R&D expenses was primarily driven by the spending reduction plan that we implemented at the end of fiscal year 2013. As a result, engineering expense decreased primarily due to lower nonrecurring engineering spending related to new product development and lower prototype costs. Salaries and other compensation decreased primarily due to lower engineering headcount, partially offset by an increase in variable performance-based compensation and an additional week of payroll expense in fiscal year 2014. Expenses related to legal, IT, facilities, and other shared functions allocated to R&D activities decreased overall primarily due to decreased costs with respect to IT-related projects and IT personnel, and lower facilities costs, as well as due to lower overall legal expense resulting from the settlement of litigation matters during fiscal year 2013. In addition, depreciation and amortization expense decreased primarily due to lower capital spending in fiscal years 2013 and 2014. Outside services expense decreased primarily due to a reduction in use of outside engineering services and decreased support expenses for our engineering laboratories.

R&D expenses increased for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, due to the following (in thousands):

Increase/ (Decrease)
Salaries and other compensation	$17,199
Depreciation and amortization expense	3,171
Engineering equipment expense	2,055
Various individually insignificant items	125
The increase in R&D expenses was partially offset by a decrease in:
Expenses related to legal, IT, facilities, and other shared functions	(7,119)
Total change	$15,431
Salaries and other compensation increased primarily due to an increase in salaries and incentive compensation for employees added from the Vyatta, Inc. (“Vyatta”) acquisition, as well as merit-based increases in salaries and headcount growth related to other Brocade personnel. Depreciation and amortization expense increased due to additional equipment acquired for use in our engineering laboratories. In addition, engineering equipment expense increased primarily due to a physical write-off of scrapped equipment in fiscal year 2013. Expenses related to legal, IT, facilities and other shared functions allocated to research and development activities decreased primarily due to lower legal expenses due to litigation settlements, and lower IT expenses as part of our spending reduction plan.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and allocated expenses related to legal, IT, facilities, and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	November 1, 2014		October 26, 2013
Sales and marketing expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$554,515	25.1%	$567,637	25.5%	$(13,122)	(2.3)%
	October 26, 2013		October 27, 2012
	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$567,637	25.5%	$608,502	27.2%	$(40,865)	(6.7)%

Sales and marketing expenses decreased for the fiscal year ended November 1, 2014, compared with the fiscal year ended October 26, 2013, due to the following (in thousands):

Increase/ (Decrease)
Expenses related to legal, IT, facilities, and other shared functions	$(20,587)
The decrease in sales and marketing expenses was partially offset by increases in:
Salaries and other compensation	3,687
Stock-based compensation expense	2,225
Outside services and other marketing expense	1,131
Various individually insignificant items	422
Total change	$(13,122)
Expenses related to legal, IT, facilities, and other shared functions allocated to sales and marketing activities decreased overall primarily due to decreased costs with respect to IT-related projects and IT personnel, and lower facilities costs, as part of the spending reduction plan that we implemented at the end of fiscal year 2013, as well as lower overall legal expense resulting from the settlement of litigation matters during fiscal year 2013. Salaries and other compensation increased primarily due to an increase in variable performance-based compensation and an additional week of payroll expense in fiscal year 2014, partially offset by decreased headcount. In addition, stock-based compensation expense increased primarily due to an increase in the grant date per-unit fair values of restricted stock units granted to employees in recent quarters as a result of our higher stock price, as well as more performance-based restricted stock unit grants made in fiscal year 2014 (see Note 12, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements). Outside services and other marketing expense also increased primarily due to the build out of our digital marketing platform and salesforce training delivered during fiscal year 2014 and increased expenses related to Brocade’s sponsorship of the San Francisco 49ers due to the opening of their new stadium in August 2014, partially offset by lower spending on advertising, other marketing, conferences, and trade shows in fiscal year 2014.
Sales and marketing expenses decreased for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, due to the following (in thousands):

Increase/ (Decrease)
Salaries and other compensation	$(16,780)
Outside services and other marketing expense	(10,419)
Expenses related to legal, IT, facilities, and other shared functions	(9,925)
Stock-based compensation expense	(3,833)
The decrease in sales and marketing expenses was partially offset by an increase in:
Various individually insignificant items	92
Total change	$(40,865)
Salaries and other compensation decreased primarily due to decreased headcount, which also resulted in lower variable compensation and commissions. Outside services and other marketing expense decreased primarily due to less spending on conferences and trade shows, as well as on advertising, in fiscal year 2013. Expenses related to legal, IT, facilities and other shared functions allocated to sales and marketing activities decreased primarily due to lower legal expenses due to litigation settlements, and to a lesser extent, lower IT and facilities expenses as part of our spending reduction plan. Stock-based compensation expense decreased primarily due to a decline in the grant date per-unit fair values of restricted stock units granted to employees in recent quarters, as well as due to certain executive departures in fiscal year 2013. The decline in grant date per-unit fair values was primarily due to lower average grant date stock prices for the restricted stock units amortized during fiscal year 2013 as compared to the restricted stock units amortized during fiscal year 2012 (see Note 12, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements).

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
G&A expenses are summarized as follows (in thousands, except percentages):

	November 1, 2014		October 26, 2013
G&A expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$84,941	3.8%	$74,518	3.4%	$10,423	14.0%
	October 26, 2013		October 27, 2012
	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$74,518	3.4%	$74,583	3.3%	$(65)	(0.1)%
G&A expenses increased for the fiscal year ended November 1, 2014, compared with the fiscal year ended October 26, 2013, due to the following (in thousands):

Increase/ (Decrease)
Stock-based compensation expense	$7,501
Salaries and other compensation	4,377
Various individually insignificant items	438
The increase in G&A expenses was offset by a decrease in:
Depreciation and amortization expense	(1,893)
Total change	$10,423
Stock-based compensation expense increased primarily due to an increase in the grant date per-unit fair values of restricted stock units granted to employees in recent quarters as a result of our higher stock price, as well as more performance-based restricted stock unit grants made in fiscal year 2014 (see Note 12, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements). Salaries and other compensation increased primarily due to an increase in variable performance-based compensation and an additional week of payroll expense in fiscal year 2014. Depreciation and amortization expense decreased primarily due to a decrease in capital spending as part of the spending reduction plan that we implemented at the end of fiscal year 2013.
G&A expenses remained flat for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, due to the following (in thousands):

Increase/ (Decrease)
Outside services expense	$(3,804)
Various individually insignificant items	(418)
The decrease in G&A expenses was offset by increases in:
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

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	November 1, 2014		October 26, 2013
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$10,280	0.5%	$54,256	2.4%	$(43,976)	(81.1)%
	October 26, 2013		October 27, 2012
	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$54,256	2.4%	$59,204	2.6%	$(4,948)	(8.4)%
The decrease in amortization of intangible assets for the fiscal year ended November 1, 2014, compared with the fiscal year ended October 26, 2013, as well as for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, was primarily due to the completion of amortization of certain of our intangible assets in connection with our acquisitions of Foundry and McDATA Corporation (“McDATA”), partially offset by additional amortization related to the Vyatta intangible assets acquired in the first fiscal quarter of 2013 and additional amortization related to the Vistapointe, Inc. (“Vistapointe”) intangible assets acquired in the fourth fiscal quarter of 2014 (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements).
Restructuring, goodwill impairment, and other related costs (recoveries). Restructuring, goodwill impairment, and other related costs (recoveries) are summarized as follows (in thousands, except percentages):

	November 1, 2014		October 26, 2013
Restructuring, goodwill impairment, and other related costs (recoveries):	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$89,280	4.0%	$25,464	1.1%	$63,816	250.6%
	October 26, 2013		October 27, 2012
	Expense	% of Net Revenues	Recovery	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$25,464	1.1%	$(89)	—%	$25,553	*

* Not meaningful
During the second quarter of fiscal year 2014, we made the decision to reduce our investment in the hardware-based Brocade ADX products and to increase investment in the software-based Brocade ADX products for Layer 4-7 applications. As a result of this decision, hardware-based Brocade ADX and related support revenue in fiscal year 2014 was lower by approximately $20 million compared with fiscal year 2013, and we expect hardware-based Brocade ADX and related support revenue to be reduced by an additional $10 million in each of the next two fiscal years. Based on the decrease in the hardware-based Brocade ADX revenue forecast, we recognized an $83.4 million goodwill impairment charge in the second quarter of fiscal year 2014.
Restructuring, goodwill impairment, and other related costs for the fiscal year ended November 1, 2014, were primarily due to the $83.4 million in goodwill impairment and $7.7 million in estimated lease loss reserve and other related costs recorded during the fiscal year ended November 1, 2014 (see Note 5, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements).
In May 2013, we announced that we were making certain changes in our strategic direction by focusing on certain key technology segments, such as our SAN fabrics, Ethernet fabrics and software networking products, for the data center. As a result, during the fiscal year ended October 26, 2013, we restructured certain business operations, reorganized certain business units, and reduced our operating expense structure. In connection with this restructuring plan, we incurred restructuring charges and other costs primarily related to severance and benefits charges and lease loss reserve and related costs beginning in the fourth quarter of fiscal year 2013. We substantially completed the restructuring plan by the end of the first quarter of fiscal year 2014.
Restructuring and other related costs for the fiscal year ended October 26, 2013, were primarily due to $20.4 million of severance and benefits related to a reduction in workforce, $4.0 million related to contract terminations and other charges, and $1.1 million related to estimated lease loss reserve and related costs recorded during the fiscal year ended October 26, 2013 (see Note 5, “Restructuring and Other Charges,” of the Notes to Consolidated Financial Statements).

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
We did not incur any restructuring costs for the fiscal year ended October 27, 2012. In addition, recoveries were immaterial for the fiscal year ended October 27, 2012.
Gain on sale of network adapter business. During fiscal year 2014, a gain of $4.9 million was recorded in connection with the sale of our network adapter business to QLogic Corporation (“QLogic”) (see Note 3, “Acquisitions and Divestitures,” of the Notes to Consolidated Financial Statements). We had no similar divestitures during fiscal years 2013 and 2012.
Interest income. Interest income was immaterial for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012.
Other income (loss), net. Other income (loss), net, are summarized as follows (in thousands, except percentages):

	November 1, 2014		October 26, 2013
Other income (loss), net:	Income	% of Net Revenues	Income	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$3,601	0.2%	$75,835	3.4%	$(72,234)	(95.3)%
	October 26, 2013		October 27, 2012
	Income	% of Net Revenues	Loss	% of Net Revenues	Increase/ (Decrease)	% Change
Fiscal year ended	$75,835	3.4%	$(1,499)	(0.1)%	$77,334	*

* Not meaningful
The decrease in other income, net, for the fiscal year ended November 1, 2014, compared with the fiscal year ended October 26, 2013, as well as the increase in other income, net, for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, was primarily due to a nonrecurring gain of $76.8 million in the fiscal year ended October 26, 2013, resulting from the litigation settlement with A10 Networks, Inc. (“A10”) (additionally, see Note 14, “Other Income (Loss), Net,” of the Notes to Consolidated Financial Statements).
Other income, net, for the fiscal year ended November 1, 2014, was primarily related to the gain of $5.3 million resulting from the sale of certain of our non-marketable equity investments, partially offset by the loss on the sale of certain property and equipment during fiscal year 2014. Other loss, net, was immaterial for the fiscal year ended October 27, 2012.
Interest expense. Interest expense primarily represents the interest cost associated with our term loan, senior secured notes and senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	November 1, 2014		October 26, 2013
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	(Increase)/ Decrease	% Change
Fiscal year ended	$(36,757)	(1.7)%	$(55,261)	(2.5)%	$18,504	(33.5)%
	October 26, 2013		October 27, 2012
	Expense	% of Net Revenues	Expense	% of Net Revenues	(Increase)/ Decrease	% Change
Fiscal year ended	$(55,261)	(2.5)%	$(52,488)	(2.3)%	$(2,773)	5.3%
Interest expense decreased for the fiscal year ended November 1, 2014, compared with the fiscal year ended October 26, 2013, primarily due to the $15.3 million expense that we recorded in the first quarter of fiscal year 2013, for the call premium, debt issuance costs, and original issue discount relating to the redemption of our 6.625% senior secured notes due 2018 (the “2018 Notes”), in accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest cost accounting (additionally, see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements).

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
The increase in interest expense for the fiscal year ended October 26, 2013, compared with the fiscal year ended October 27, 2012, was partially offset by the decrease in interest expense resulting from the term loan facility being fully paid off in the fourth quarter of fiscal year 2012, as well as due to the refinancing of the 2018 Notes.
Income tax expense. Income tax expense and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
Income tax expense	$115,650	$121,838	$29,220
Effective tax rate	32.7%	36.9%	13.0%
In general, our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, and adjustments to unrecognized tax benefits.
The effective tax rate in fiscal year 2014 is lower than the 35% U.S. federal statutory rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the United States, and a discrete benefit from release of tax reserves due to expired statute of limitations, partially offset by an increase in certain unrecognized tax benefits related to transfer pricing. Earnings of our subsidiaries outside of the U.S. primarily relate to our European and Asia Pacific businesses, which are headquartered in Switzerland and Singapore, respectively. In addition, the effective tax rate for fiscal year 2014 was negatively impacted by a goodwill impairment charge of $83.4 million, which is nondeductible for tax purposes, and a lower benefit from the federal research and development tax credit which expired on December 31, 2013, and, therefore, was not applicable in calendar year 2014 (additionally, see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements).
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
The effective tax rate in fiscal year 2012 is lower than the 35% U.S. federal statutory rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the United States. The income tax expense recorded for the fiscal year ended October 27, 2012, includes discrete benefits from net reserve releases related to settling tax audits and from expiring statutes of limitations, and a lower benefit from the federal research and development tax credit which expired on December 31, 2011, and, therefore, was not applicable in calendar year 2012.
The effective tax rate for fiscal years 2014 and 2012 are lower compared with fiscal year 2013 primarily due to a discrete charge of $78.2 million in fiscal year 2013 to reduce previously recognized California deferred tax assets due to changes in California law resulting from the passage of Proposition 39 during fiscal year 2013.
Based on the fiscal year 2015 financial forecast, we expect our effective tax rate in fiscal year 2015 to be lower than fiscal year 2014. Factors such as the mix of IP Networking versus SAN products and domestic versus international profits affect our tax expense. As estimates and judgments are used to project such domestic and international earnings, the impact to our tax provision could vary if the current planning or assumptions change. Our income tax provision could change from either effects of changing tax laws and regulations or differences in international revenues and earnings from those historically achieved, a factor largely influenced by the buying behavior of our OEM and channel partners. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities, due to their inherent uncertainty. Such settlements have in the past and could in the future materially impact our tax expense. Given that the tax rate is affected by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.

The Internal Revenue Service (the “IRS”) and other tax authorities regularly examine our income tax returns. In November 2011, the Company was notified by the IRS that the Company’s domestic U.S. federal income tax returns for fiscal years 2009 and 2010 were subject to audit. In October 2014, the IRS issued a Revenue Agent’s Report related to its field examination of the Company’s federal income tax returns for fiscal years 2009 and 2010. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. On November 3, 2014, subsequent to the end of fiscal year 2014, the Company filed a protest to challenge the proposed adjustment and to move the issue to Appeals. In addition, we are in negotiations with Switzerland tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. In October 2014, the Geneva Tax Administration issued its final assessments for fiscal years 2003 to 2012. The Geneva Tax Administration is contesting the intercantonal transfer pricing methods for fiscal years 2009 to 2012. In November 2014, subsequent to the end of fiscal year 2014, the Company filed a protest with the Geneva Tax Administration to challenge its final assessment.
We believe that our reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. We believe that, before the end of fiscal year 2015, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After we reach settlement with the tax authorities, we expect to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments and the impact of such settlements on other uncertain tax positions, we estimate that the range of potential decreases in underlying uncertain tax positions is between $0 and $4 million in the next 12 months. For additional discussion, see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements.
We believe that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that we will realize our deferred tax assets, except for California deferred tax assets and our capital loss carryforwards. Accordingly, we apply a valuation allowance to the California deferred tax assets due to the change in California law that occurred in November 2012, and to capital loss carryforwards due to the limited carryforward periods of these tax assets.
Liquidity and Capital Resources

	November 1, 2014	October 26, 2013	Increase/ (Decrease)
	(In thousands)
Cash and cash equivalents	$1,255,017	$986,997	$268,020
Percentage of total assets	34%	27%
We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, the timing and amount of tax payments, and other payments or receipts. For additional discussion, see Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.
In November 2012, we completed our acquisition of Vyatta. The total purchase price was $44.8 million, consisting of a $43.6 million cash consideration, $7.0 million of which was held in escrow for a period of 18 months from the closing of the acquisition, and $1.2 million related to prepaid license fees paid to Vyatta that was effectively settled at the recorded amount as a result of the acquisition. In May 2014, $7.0 million in cash consideration was released from escrow upon resolution of certain contingencies (see Note 3, “Acquisitions and Divestitures,” of the Notes to Consolidated Financial Statements).
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
In May 2013, we reached an agreement with A10 to settle both the lawsuit that we filed against A10, A10’s founder and other individuals in the United States District Court for the Northern District of California on August 4, 2010, and the lawsuit that A10 filed against us on September 9, 2011. Among other agreed upon terms, A10 has granted us a broad patent license and agreed to pay the Company $5.0 million in cash and issued a $70.0 million unsecured convertible promissory note payable to the Company, which bore interest at 8% per annum. A10 fully paid the unsecured convertible promissory note in the fourth quarter of fiscal year 2013. The litigation settlement resulted in a nonrecurring gain of $76.8 million.

In January 2014, we completed the sale of our network adapter business to QLogic. The net carrying amount of the divested network adapter business’ assets and liabilities was $5.1 million, comprised primarily of associated goodwill of $4.1 million. The sale resulted in a gain of $4.9 million (see Note 3, “Acquisitions and Divestitures,” of the Notes to Consolidated Financial Statements).
In September 2014, we completed our acquisition of Vistapointe. The total purchase price was $16.9 million in cash consideration (see Note 3, “Acquisitions and Divestitures,” of the Notes to Consolidated Financial Statements).
In fiscal year 2014, we completed the sale of certain of our non-marketable equity investments, which resulted in a gain of $5.3 million.
Based on past performance and current expectations, we believe that internally generated cash flows and cash on hand are generally sufficient to support business operations, capital expenditures, stock repurchases, cash dividends, contractual obligations, and other liquidity requirements associated with our operations for at least the next 12 months, including our debt service requirements. We may also use our operating cash flows or access sources of capital, or a combination thereof, to strengthen our networking portfolios through acquisitions and strategic investments. In addition, we have up to $125.0 million available under our revolving credit facility, and we can factor up to an aggregate amount of $50.0 million of our trade receivables under our factoring facility to provide additional liquidity. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity of, availability of, or our requirements for capital resources.
Financial Condition
Cash and cash equivalents as of November 1, 2014, increased by $268.0 million over the balance as of October 26, 2013, primarily due to the cash generated from operations, proceeds from the issuance of our common stock in connection with employee participation in our equity compensation plans, and proceeds from the sales of our non-marketable equity investments and network adapter business, partially offset by the cash used for the repurchase of outstanding shares of our common stock, dividend payments, purchases of property and equipment, and the acquisition of Vistapointe.
In September 2013, we announced our intent to return at least 60% of our adjusted free cash flow to stockholders in the form of share repurchases or other alternatives such as dividends. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. The first dividend payments were made on July 2, 2014, and October 2, 2014, to stockholders of record as of the close of market on June 10, 2014, and September 10, 2014, respectively. On November 24, 2014, our Board of Directors declared a third quarterly cash dividend of $0.035 per share of our common stock to be paid on January 2, 2015, to stockholders of record as of the close of market on December 10, 2014. Future dividend payments are subject to review and approval by our Board of Directors.
For the fiscal year ended November 1, 2014, we generated $541.6 million in cash from operating activities which was driven by our net income, as well as additions to our net income for non-cash items related to depreciation and amortization, stock-based compensation expense, and our goodwill impairment charge, partially offset by an increase in excess tax benefits from stock-based compensation.
Net cash used in investing activities for the fiscal year ended November 1, 2014, totaled $50.8 million and was primarily the result of $54.7 million in purchases of property and equipment and $16.9 million in the acquisition of Vistapointe, partially offset by $10.8 million received for the sale of non-marketable equity investments and $10.0 million received for the sale of our network adapter business.
Net cash used in financing activities for the fiscal year ended November 1, 2014, totaled $219.7 million and was primarily the result of stock repurchases of $335.4 million and cash dividend payments of $30.4 million, partially offset by proceeds from the issuance of common stock from ESPP purchases and stock option exercises of $84.0 million and excess tax benefits from stock-based compensation of $64.6 million. For the fiscal year ended November 1, 2014, we repurchased approximately 38.0 million shares of our common stock.
Net proceeds from the issuance of common stock in connection with participation in our equity compensation plans have historically been a significant component of our liquidity. The extent to which we receive proceeds from these plans can increase or decrease based upon changes in the market price of our common stock, and from the amount and type of awards granted. For example, a change in the mix of granted restricted stock unit and stock option awards towards granting fewer stock option awards reduces the net proceeds from the issuance of common stock in connection with participation in our equity compensation plans. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in our equity compensation plans will vary.

A majority of our accounts receivable balance is derived from sales to our OEM partners. As of November 1, 2014, three customers individually accounted for 15%, 12%, and 11% of total accounts receivable, for a combined total of 38% of total accounts receivable. As of October 26, 2013, four customers individually accounted for 18%, 12%, 11%, and 11% of total accounts receivable, for a combined total of 52% of total accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.
Accounts receivable days sales outstanding, which is a measure of the average number of days that a company takes to collect revenue after a sale has been made, for the fiscal year ended November 1, 2014, was 37 days, down from 41 days for the fiscal year ended October 26, 2013, primarily due to improved sales linearity in fiscal year 2014.
Fiscal Year 2014 Compared to Fiscal Year 2013
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities increased by $90.6 million primarily due to increased accounts receivable collections.
Investing Activities. Net cash used in investing activities increased by $23.8 million. The increase from the prior fiscal year was primarily due to cash received from A10 for the one-time payment of the note receivable during the fourth quarter of fiscal year 2013. The increase was partially offset by $10.8 million of cash received from the sale of non-marketable equity investments during fiscal year 2014 and less cash used for the acquisition of Vistapointe during the fourth quarter of fiscal year 2014 as compared to the cash used for the acquisition of Vyatta during the first quarter of fiscal year 2013.
Financing Activities. Net cash used in financing activities increased by $70.3 million. The increase from the prior fiscal year was primarily due to $95.4 million more in repurchases of our common stock and $30.4 million in payment of dividends to stockholders during fiscal year 2014, partially offset by an increase of $61.4 million in excess tax benefits from stock-based compensation.
Fiscal Year 2013 Compared to Fiscal Year 2012
Operating Activities. Net cash provided by operating activities decreased by $139.8 million primarily due to increased payments with respect to accrued employee compensation and accounts payable, and decreased accounts receivable collections, partially offset by a reduction of inventory balance. Fiscal year 2013 includes an annual payout of the employee incentive compensation for fiscal year 2012, as well as a semi-annual payout for the first half of fiscal year 2013. Fiscal year 2012 only includes a semi-annual payout of the employee incentive compensation for the second half of fiscal year 2011.
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
Financing Activities. Net cash used in financing activities decreased by $68.7 million. The decrease was primarily due to no principal payments toward the term loan during the fiscal year 2013, as this was fully paid off in the fourth quarter of fiscal year 2012. However, repurchases of our common stock increased in fiscal year 2013, and we received lower proceeds from the issuance of common stock during fiscal year 2013.
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

Our existing cash and cash equivalents totaled $1,255.0 million as of November 1, 2014. Of this amount, approximately 61% was held by our foreign subsidiaries. We do not currently anticipate a need of these funds held by our foreign subsidiaries for our domestic operations and our intent is to permanently reinvest such funds outside of the United States. Under current tax laws and regulations, if these funds are distributed to any of our United States entities in the form of dividends or otherwise, we may be subject to additional United States income taxes and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 15, “Income Taxes,” of the Notes to Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Secured Credit Facility. In October 2008, we entered into a credit agreement for (i) a five-year, $1,100.0 million term loan facility and (ii) a five-year, $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (the “Senior Secured Credit Facility”). The credit agreement was subsequently amended in January 2010, June 2011, January 2013, October 2013, and April 2014 to, among other things, provide us with greater operating flexibility, reduce interest rates on the term loan facility, reduce interest rates and fees on the revolving credit facility, and extend the maturity date of the revolving credit facility to January 7, 2015 (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements).
We prepaid the term loan in full in the fourth quarter of fiscal year 2012, and there were no principal amounts or commitments outstanding under the term loan facility as of either November 1, 2014, or October 26, 2013. We have the following amount available for borrowing under the Senior Secured Credit Facility for ongoing working capital and other general corporate purposes, if needed, as of November 1, 2014 (in thousands):

	Original Amount	November 1, 2014
	Available	Used	Available
Revolving credit facility	$125,000	$—	$125,000
Senior Secured Notes. In January 2010, we issued $300.0 million in aggregate principal amount of senior secured notes due 2018 and $300.0 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”) (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements). We used the proceeds to pay down a substantial portion of the outstanding term loan, and to retire the convertible subordinated debt due on February 15, 2010, which had been assumed in connection with our acquisition of McDATA. The 2018 Notes were redeemed in the second quarter of fiscal year 2013, as described further below.
Senior Unsecured Notes. In January 2013, we issued $300.0 million in aggregate principal amount of the 2023 Notes. We used the proceeds and cash on hand to redeem all of the outstanding 2018 Notes in the second quarter of fiscal year 2013, as described in Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements.
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit-related recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. No trade receivables were sold under our factoring facility during the fiscal years ended November 1, 2014, and October 26, 2013.
Under the terms of the factoring agreement, the total and available amounts of the factoring facility as of November 1, 2014, were $50.0 million.
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
These covenants are subject to a number of other limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2023 Indenture as of November 1, 2014.

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
These covenants are subject to a number of limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2020 Indenture as of November 1, 2014. The 2018 Indenture was discharged as of January 22, 2013 (see Note 8, “Borrowings,” of the Notes to Consolidated Financial Statements). Prior to discharge, the 2018 Indenture contained substantially similar covenants and events of default to those in the 2020 Indenture. The Company was in compliance with all applicable covenants of the 2018 Indenture as of the date of discharge.
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
Senior Secured Credit Facility Covenants. The credit agreement governing the Senior Secured Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on liens, indebtedness, investments, fundamental changes, dispositions, capital expenditures, prepayment of other indebtedness, redemption or repurchase of subordinated indebtedness, share repurchases, dividends, and other distributions. The credit agreement contains financial covenants that require the Company to maintain a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio, each as defined in the credit agreement and described further below. The credit agreement also includes customary events of default, including cross-defaults on the Company’s material indebtedness and change of control. The Company was in compliance with all applicable Senior Secured Credit Facility covenants as of November 1, 2014.
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

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of November 1, 2014 (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations:
Senior secured notes due 2020 (1)	$408,281	$20,625	$41,250	$41,250	$305,156
Senior unsecured notes due 2023 (1)	414,049	13,875	27,750	27,750	344,674
Non-cancellable operating leases (2)	74,510	20,033	25,864	11,840	16,773
Non-cancellable capital leases (1)	2,185	1,889	296	—	—
Purchase obligations (1)	25,379	7,733	5,478	4,056	8,112
Purchase commitments, gross (3)	180,896	180,896	—	—	—
Total contractual obligations	$1,105,300	$245,051	$100,638	$84,896	$674,715
Other Commitments:
Standby letters of credit	$143	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$121,886	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)	Amount excludes contractual sublease income of $16.1 million, which consists of $7.4 million to be received in less than one year and $8.7 million to be received in one to three years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued $2.5 million for estimated purchase commitments that we do not expect to consume in normal operations within the next 12 months, in accordance with our policy.

(4)	As of November 1, 2014, we had a gross liability for unrecognized tax benefits of $119.6 million and a net accrual for the payment of related interest and penalties of $2.3 million.
Share Repurchase Program. As of November 1, 2014, our Board of Directors had authorized a total of $2.0 billion for the repurchase of our common stock since the inception of the program in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock, and other factors, including alternative investment opportunities. For the fiscal year ended November 1, 2014, we repurchased 38.0 million shares for an aggregate purchase price of $335.4 million. Approximately $664.6 million remained authorized for future repurchases under this program as of November 1, 2014. Subsequently, between November 1, 2014, and the date of the filing of this Annual Report on Form 10-K, we repurchased 3.8 million shares of our common stock for an aggregate purchase price of $42.5 million. We are subject to certain covenants relating to our borrowings that may potentially restrict the amount of our Company’s shares that we can repurchase. As of November 1, 2014, we were in compliance with all covenants.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of November 1, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including, but not limited to, those related to revenue recognition, sales allowances and programs, allowance for doubtful accounts, stock-based compensation, commissions, acquisition purchase price allocations, warranty obligations, inventory valuation and purchase commitments, restructuring costs, facilities lease losses, impairment of goodwill and intangible assets, litigation, income taxes, and investments. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our Consolidated Financial Statements. We believe the following critical accounting policies, among others, require significant estimates and judgments used in the preparation of our consolidated financial statements.
Revenue Recognition. Our multiple-element product offerings include networking hardware with embedded software products and support, which are considered separate units of accounting. For certain of our products, software and non-software components function together to deliver the tangible products’ essential functionality. We allocate revenue to each element in a multiple-element arrangement based upon their relative selling price. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exists for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.
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
We determine ESP for a product by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. The determination of ESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy. If circumstances related to our estimates for revenue recognition change, our allocation of revenue to each element in a multiple-element arrangement may also change.
Stock-based Compensation. We grant stock options for shares in the Company’s common stock, restricted stock units (“RSUs”), and other types of equity compensation awards to our employees and directors under various equity compensation plans.
The compensation expense for stock-based awards is adjusted for an estimated impact of forfeitures and is recognized over the vesting period of the award under a graded or straight-line vesting method. In addition, we record stock-based compensation expense in connection with shares issued under our employee stock purchase plan using the graded vesting method over the 24-month offering period.

We use the Black-Scholes option pricing model to determine the fair value of stock options granted when the measurement date is certain. We also use the Black-Scholes option pricing model to determine the fair value of the option component of employee stock purchase plan shares. The determination of the fair value of stock-based awards using the option pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, projected and actual employee stock option exercise behaviors, risk-free interest rates, estimated forfeitures, and expected dividend yields.
We estimated the expected term of stock options granted prior to the second quarter of fiscal year 2014 by calculating the average term from our historical stock option exercise experience. For stock options granted starting in the second quarter of fiscal year 2014, we estimate the expected term using the simplified method as specified under Staff Accounting Bulletin Topic 14. We initiated a quarterly cash dividend in the third quarter of fiscal year 2014, and therefore we use an expected dividend yield in the option pricing model. We are required to estimate forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We use implied volatilities from traded options of the Company’s common stock and historical volatilities of the Company’s common stock to estimate volatility over the expected term of the awards.
We measured the fair value of RSUs prior to the initial declaration of a quarterly cash dividend on May 22, 2014, based on the grant-date share price because we had not historically paid cash dividends on our common stock. For RSUs granted on or subsequent to May 22, 2014, we measure the fair value of RSUs based on the grant-date share price, less the present value of expected dividends during the vesting period, discounted at a risk-free interest rate.
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
Acquisitions—Purchase Price Allocation. We allocate the purchase price of an acquired business to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. The excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets, if any, is recorded as goodwill. We estimate the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets, and using widely accepted valuation techniques. We adjust the preliminary purchase price allocation, as necessary, typically up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed. For additional discussion, see Note 3, “Acquisitions and Divestitures,” of the Notes to Consolidated Financial Statements.
Inventory Valuation and Purchase Commitment Liabilities. We write down inventory and record purchase commitment liabilities for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon forecast of future product demand, product transition cycles, and market conditions. Any significant unanticipated changes in demand or technological development could have a significant impact on the value of our inventory and purchase commitments and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment liabilities, and charges against earnings may be required.
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
IPRD Impairment Testing. IPRD is an intangible asset accounted as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. During the development period, we conduct our IPRD impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPRD is impaired. Events that might indicate impairment include, but are not limited to, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on us and our customer base, and/or other relevant events,such as changes in management, key personnel, litigations, or customers. Our ongoing consideration of all of these factors could result in IPRD impairment charges in the future, which could adversely affect our net income.
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
To determine the reporting unit’s fair values, we use the income approach, the market approach, or a combination thereof. The income approach provides an estimate of fair value based on discounted expected future cash flows. The market approach provides an estimate of the fair value of our reporting units applying various observable market-based multiples to the reporting unit’s operating results, and then applying an appropriate control premium.
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
During the first step of goodwill impairment testing, we determined that the fair value of the ADP reporting unit was below the reporting unit’s carrying value. Accordingly, we performed the second step of goodwill impairment testing to measure the amount of the impairment. During the second step, we assigned the ADP reporting unit’s fair value to the reporting unit’s assets and liabilities, using the relevant acquisition accounting guidance, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill was then compared with the carrying value of the ADP reporting unit’s goodwill to record an impairment loss equal to the difference in values. For additional information, see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements.
During the first step of goodwill impairment testing, we also determined that no impairment needed to be recorded for the SAN Products, Ethernet Switching & IP Routing, and Global Services reporting units, as these reporting units passed the first step of goodwill impairment testing. However, because some of the inherent assumptions and estimates used in determining the fair value of these reportable segments are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The sensitivity analysis below quantifies the impact of key assumptions on certain reporting units’ fair value estimates. The key assumptions impacting our estimates were (i) discount rates and (ii) discounted cash flow (“DCF”) terminal value multipliers. As these assumptions ultimately reflect the risk of achieving reporting units’ revenue and cash flow projections, we determined that a separate sensitivity analysis for changes in revenue and cash flow projections is not meaningful or useful.
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

Accounting for Income Taxes. The determination of our tax provision is subject to estimates and judgments due to operations in multiple tax jurisdictions inside and outside the United States. Sales to our international customers are principally taxed at rates that are lower than the United States statutory rates. The ability to maintain our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in domestic or international tax laws could affect the continued realization of the tax benefits we are currently receiving and expect to receive from international sales. In addition, an increase in the percentage of our total revenue from international customers, or in the mix of international revenue among particular tax jurisdictions, could change our overall effective tax rate. We intend to indefinitely reinvest current and remaining accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States. These earnings could become subject to United States federal and state income taxes and foreign withholding taxes, as applicable, should they be either deemed or actually remitted from our international subsidiaries to the United States. In addition, we evaluate the expected realization of our deferred tax assets and assess the need for a valuation allowance on a quarterly basis. As of November 1, 2014, our net deferred tax asset balance was $66.1 million. We believe that sufficient positive evidence exists from historical operations and projections of U.S. taxable income in future years to conclude that it is more likely than not that we would realize our deferred tax assets, except for California deferred tax assets and capital loss carryforwards. Historical operations showed that we have cumulative profits for the prior twelve quarters ended November 1, 2014. We only apply a valuation allowance to the California deferred tax assets due to the change in California law that occurred in November 2012, and to capital loss carryforwards due to the limited carryforward periods and the character of such tax attributes. In the event future income by jurisdiction is less than what is currently projected, we may be required to apply a valuation allowance to these deferred tax assets in jurisdictions for which realization is no longer determined to be more likely than not.
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
In the normal course of business, we are exposed to market risks related to changes in interest rates, foreign currency exchange rates, and equity prices that could impact our financial position and results of operations. Our risk management strategy with respect to these three market risks may include the use of derivative financial instruments. We use derivative contracts only to manage existing underlying exposures of the Company. Accordingly, we do not use derivative contracts for speculative purposes. Our risks and risk management strategy are outlined below. Actual gains and losses in the future may differ materially from the sensitivity analysis presented below, based on changes in the timing and amount of interest rates and our actual exposures and hedges.
Interest Rate Risk
Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash equivalents. Our cash and cash equivalents are primarily maintained at five major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk.
We had $1,009.3 million invested in money market funds as of November 1, 2014, which were not sensitive to changes in interest rates due to the short duration of these investments. We were also not subject to material interest rate risk in geographical areas outside of the United States as a substantial portion of our money market funds were held in U.S. financial institutions.
We did not have any material borrowings as of November 1, 2014, that were sensitive to changes in interest rates.

Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for fiscal year 2014 were the euro, the British pound, the Indian rupee, the Singapore dollar, the Chinese yuan, the Japanese yen, and the Swiss franc. Because we report in U.S. dollars, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of November 1, 2014, we held $115.0 million in gross notional amount of cash flow derivative instruments. The maximum length of time over which we are hedged as of November 1, 2014, is through October 7, 2015.
We have performed a sensitivity analysis as of November 1, 2014, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on November 1, 2014. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of November 1, 2014.
Equity Price Risk
We had no investments in publicly traded equity securities as of November 1, 2014. The aggregate cost of our equity investments in non-publicly traded companies was $0.9 million as of November 1, 2014. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On October 31, 2014, the last business day of our fourth fiscal quarter of 2014, the last reported sale price of our common stock on the NASDAQ Global Select Market was $10.73 per share.

Item 8.	Financial Statements and Supplementary Data
BROCADE COMMUNICATIONS SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Brocade Communications Systems, Inc.:
We have audited the accompanying consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries (the Company) as of November 1, 2014, and October 26, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended November 1, 2014. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brocade Communications Systems, Inc. and subsidiaries as of November 1, 2014, and October 26, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended November 1, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 19, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Santa Clara, California
December 19, 2014

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
	(In thousands, except per share amounts)
Net revenues:
Product	$1,852,187	$1,870,567	$1,890,856
Service	359,080	352,297	346,914
Total net revenues	2,211,267	2,222,864	2,237,770
Cost of revenues:
Product	592,441	658,362	689,856
Service	153,033	155,623	164,895
Total cost of revenues	745,474	813,985	854,751
Gross margin	1,465,793	1,408,879	1,383,019
Operating expenses:
Research and development	345,549	378,521	363,090
Sales and marketing	554,515	567,637	608,502
General and administrative	84,941	74,518	74,583
Amortization of intangible assets	10,280	54,256	59,204
Restructuring, goodwill impairment, and other related costs (recoveries) (Note 4, 5)	89,280	25,464	(89)
Gain on sale of network adapter business	(4,884)	—	—
Total operating expenses	1,079,681	1,100,396	1,105,290
Income from operations	386,112	308,483	277,729
Interest income	665	1,404	659
Other income (loss), net (Note 14)	3,601	75,835	(1,499)
Interest expense	(36,757)	(55,261)	(52,488)
Income before income tax	353,621	330,461	224,401
Income tax expense	115,650	121,838	29,220
Net income	$237,971	$208,623	$195,181
Net income per share—basic	$0.55	$0.46	$0.43
Net income per share—diluted	$0.53	$0.45	$0.41
Shares used in per share calculation—basic	435,258	450,516	456,629
Shares used in per share calculation—diluted	446,859	463,705	472,343

Cash dividends declared per share	$0.07	$—	$—
See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
	(In thousands)
Net income	$237,971	$208,623	$195,181
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	(1,939)	(1,748)	(3,468)
Net gains and losses reclassified into earnings	(235)	(376)	7,433
Net unrealized gains (losses) on cash flow hedges	(2,174)	(2,124)	3,965
Foreign currency translation adjustments	(3,196)	(1,456)	(1,833)
Total other comprehensive income (loss)	(5,370)	(3,580)	2,132
Total comprehensive income	$232,601	$205,043	$197,313
See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

	November 1, 2014	October 26, 2013
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,255,017	$986,997
Accounts receivable, net of allowances for doubtful accounts of $80 and $575 at November 1, 2014, and October 26, 2013, respectively	224,913	249,598
Inventories	38,718	45,344
Deferred tax assets	92,692	98,018
Prepaid expenses and other current assets	46,665	42,846
Total current assets	1,658,005	1,422,803
Property and equipment, net	445,433	472,940
Goodwill	1,567,723	1,645,437
Intangible assets, net	26,658	40,258
Non-current deferred tax assets	605	1,585
Other assets	35,251	38,368
Total assets	$3,733,675	$3,621,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,705	$88,218
Accrued employee compensation	169,018	145,996
Deferred revenue	239,993	226,696
Other accrued liabilities	84,592	99,753
Total current liabilities	587,308	560,663
Long-term debt, net of current portion	595,450	596,208
Non-current deferred revenue	71,746	76,426
Non-current income tax liability	39,647	38,680
Non-current deferred tax liabilities	27,153	—
Other non-current liabilities	4,310	2,601
Total liabilities	1,325,614	1,274,578
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 431,470 and 445,285 shares at November 1, 2014, and October 26, 2013, respectively	431	445
Additional paid-in capital	1,774,197	1,915,152
Accumulated other comprehensive loss	(18,814)	(13,444)
Retained earnings	652,247	444,660
Total stockholders’ equity	2,408,061	2,346,813
Total liabilities and stockholders’ equity	$3,733,675	$3,621,391
See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$237,971	$208,623	$195,181
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(64,563)	(3,189)	(5,141)
Non-cash tax charges	—	78,206	—
Depreciation and amortization	100,647	184,114	192,218
Loss on disposal of property and equipment	5,118	6,709	883
Gain on sale of network adapter business	(4,884)	—	—
Amortization of debt issuance costs and original issue discount	1,151	1,214	7,788
Write-off of original issue discount and debt issuance costs related to lenders that did not participate in refinancing	—	5,360	—
Net gain on sale of investments	(5,292)	—	(179)
Provision for doubtful accounts receivable and sales allowances	7,563	9,221	11,301
Non-cash stock-based compensation expense	84,914	73,618	77,169
Goodwill impairment charge	83,382	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17,121	(25,509)	4,701
Inventories	6,626	24,173	4,656
Prepaid expenses and other assets	(10,984)	(66,001)	3,987
Deferred tax assets	(887)	4,825	1,256
Accounts payable	2,339	(28,862)	7,720
Accrued employee compensation	(11,382)	(57,859)	47,679
Deferred revenue	8,652	8,599	22,744
Other accrued liabilities	96,376	12,944	20,277
Restructuring liabilities	(12,271)	14,843	(1,370)
Net cash provided by operating activities	541,597	451,029	590,870

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
	(In thousands)
Cash flows from investing activities:
Purchases of non-marketable equity investments	(223)	—	—
Proceeds from sale of non-marketable equity investments	10,798	—	—
Proceeds from maturities and sale of short-term investments	—	—	952
Purchases of property and equipment	(54,734)	(52,371)	(72,797)
Net cash paid in connection with acquisitions	(16,900)	(44,629)	—
Proceeds from collection of note receivable	250	70,000	—
Proceeds from sale of subsidiary	9,995	—	35
Net cash used in investing activities	(50,814)	(27,000)	(71,810)
Cash flows from financing activities:
Proceeds from senior unsecured notes	—	296,250	—
Payment of principal related to senior secured notes	—	(300,000)	—
Payment of principal related to the term loan	—	—	(190,000)
Payment of debt issuance costs related to senior unsecured notes	—	(992)	—
Payment of principal related to capital leases	(2,485)	(1,627)	(1,866)
Common stock repurchases	(335,380)	(240,000)	(130,209)
Proceeds from issuance of common stock	83,994	93,771	98,791
Payment of cash dividends to stockholders	(30,384)	—	—
Excess tax benefits from stock-based compensation	64,563	3,189	5,141
Net cash used in financing activities	(219,692)	(149,409)	(218,143)
Effect of exchange rate fluctuations on cash and cash equivalents	(3,071)	(849)	(1,893)
Net increase in cash and cash equivalents	268,020	273,771	299,024
Cash and cash equivalents, beginning of year	986,997	713,226	414,202
Cash and cash equivalents, end of year	$1,255,017	$986,997	$713,226
Supplemental disclosures of cash flow information:
Cash paid for interest	$34,737	$39,842	$44,686
Cash paid for income taxes	$22,207	$14,493	$4,999
Supplemental schedule of non-cash investing activities:
Acquisition of property and equipment through capital leases	$—	$1,312	$—
See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Number of Shares	Amount
	(In thousands)
Balance at October 29, 2011	448,022	$448	$1,984,830	$(11,996)	$40,856	$2,014,138
Issuance of common stock	33,198	33	82,138	—	—	82,171
Common stock repurchases	(24,307)	(24)	(130,185)	—	—	(130,209)
Tax detriment from employee stock plans	—	—	(4,762)	—	—	(4,762)
Stock-based compensation	—	—	77,169	—	—	77,169
Change in net unrealized gains on cash flow hedges	—	—	—	3,965	—	3,965
Change in cumulative translation adjustments	—	—	—	(1,833)	—	(1,833)
Net income	—	—	—	—	195,181	195,181
Balance at October 27, 2012	456,913	$457	$2,009,190	$(9,864)	$236,037	$2,235,820
Issuance of common stock	29,556	29	73,778	—	—	73,807
Common stock repurchases	(41,184)	(41)	(239,959)	—	—	(240,000)
Tax detriment from employee stock plans	—	—	(1,475)	—	—	(1,475)
Stock-based compensation	—	—	73,618	—	—	73,618
Change in net unrealized losses on cash flow hedges	—	—	—	(2,124)	—	(2,124)
Change in cumulative translation adjustments	—	—	—	(1,456)	—	(1,456)
Net income	—	—	—	—	208,623	208,623
Balance at October 26, 2013	445,285	$445	$1,915,152	$(13,444)	$444,660	$2,346,813
Issuance of common stock	24,196	24	49,565	—	—	49,589
Common stock repurchases	(38,011)	(38)	(335,342)	—	—	(335,380)
Tax benefit from employee stock plans	—	—	59,908	—	—	59,908
Stock-based compensation	—	—	84,914	—	—	84,914
Change in net unrealized losses on cash flow hedges	—	—	—	(2,174)	—	(2,174)
Change in cumulative translation adjustments	—	—	—	(3,196)	—	(3,196)
Cash dividends declared	—	—	—	—	(30,384)	(30,384)
Net income	—	—	—	—	237,971	237,971
Balance at November 1, 2014	431,470	$431	$1,774,197	$(18,814)	$652,247	$2,408,061
See accompanying notes to consolidated financial statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) is a leading supplier of networking hardware and software, including Storage Area Networking (“SAN”) solutions and Internet Protocol (“IP”) networking solutions for businesses and organizations worldwide. Brocade’s end customers are private sector and public sector organizations of many types and sizes, including global enterprises and service providers such as telecommunication firms, cable operators, and mobile carriers. Brocade’s products, services, and solutions simplify information technology (“IT”) infrastructure, increase resource utilization, ensure availability of mission critical applications, and support key IT services including Internet connectivity, enterprise mobility, virtualization, and cloud computing.
The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday in October or the first Saturday in November, respectively. As is customary for companies that use the 52/53-week convention, every fifth year is a 53-week year. Fiscal year 2014 is a 53-week fiscal year and fiscal years 2013 and 2012 are 52-week fiscal years. The Company’s next 53-week fiscal year will be fiscal year 2019 and its next 14-week quarter will be in the second quarter of fiscal year 2019.
The Consolidated Financial Statements include the accounts of Brocade and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates in Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, sales allowances and programs, allowance for doubtful accounts, stock-based compensation, purchase price allocations, warranty obligations, inventory valuation and purchase commitments, restructuring costs, commissions, facilities lease losses, impairment of goodwill and intangible assets, litigation, and income taxes. Actual results may differ materially from these estimates.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.
Investments and Equity Securities
From time to time, the Company makes equity investments in non-publicly traded companies. These investments are included in “Other assets” on the accompanying Consolidated Balance Sheets and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over the respective issuer’s operating and financial policies, nor does it have a liquidation preference that is substantive. The Company monitors its investments in non-publicly traded companies for impairment on a quarterly basis and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. Impairment charges are included in “Other income (loss), net” on the Consolidated Statements of Income. Factors considered in determining an impairment include, but are not limited to, the current business environment including competition and uncertainty of financial condition, going concern considerations such as the rate at which the issuer company utilizes cash and the issuer company’s ability to obtain additional financing to fulfill its stated business plan, the need for changes to the issuer company’s existing business model due to changing business environments and its ability to successfully implement necessary changes, and comparable valuations. The carrying value of the Company’s equity investments in non-publicly traded companies at November 1, 2014, and October 26, 2013, was $0.9 million and $7.7 million, respectively.
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
The derivatives are recognized on the Consolidated Balance Sheets at their respective fair values. Changes in fair values of outstanding cash flow hedges that are highly effective are recorded in accumulated other comprehensive loss until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases, amounts recorded in accumulated other comprehensive loss will be recorded in earnings at maturity of the related derivative. The recognition of effective hedge results offsets the gains or losses on the underlying exposure. Cash flows from derivative transactions are classified according to the nature of the risk being hedged.
The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This documentation includes linking all derivatives either to specific assets and liabilities on the consolidated balance sheets or specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods.
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
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory costs include material, labor and overhead. The Company records inventory write-downs based on excess and obsolete inventory determined primarily by its forecast of future demand. A majority of the Company’s inventory is located off-site at customers’ hubs, third-party managed service depots and at contract manufacturers’ locations. Cash flows related to the sale of inventories are classified as cash flows from operating activities.
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
Interest costs related to major construction projects are capitalized until the asset is ready for service. Capitalized interest is calculated by multiplying the weighted-average interest rate on the Company’s long-term debt by the qualifying construction costs. Interest capitalized may not exceed gross interest expense for the period. As the qualifying asset is moved to the depreciation and amortization pool, the related capitalized interest is also transferred and is amortized over the useful life of the related asset. No interest costs were capitalized during the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, since the construction of the Company’s San Jose, California campus project was completed in the third quarter of fiscal year 2010.

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
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of November 1, 2014, three customers individually accounted for 15%, 12%, and 11% of total accounts receivable, for a combined total of 38% of total accounts receivable. As of October 26, 2013, four customers individually accounted for 18%, 12%, 11%, and 11% of total accounts receivable, for a combined total of 52% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.

For the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, the same three customers accounted for a combined total of 46% (EMC Corporation (“EMC”) with 18%, Hewlett-Packard Company (“HP”) with 12%, and International Business Machines Corporation (“IBM”) with 16%), 46% (EMC with 18%, HP with 12%, and IBM with 16%) and 47% (EMC with 16%, HP with 13%, and IBM with 18%) of total net revenues, respectively.
The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers for the production of its products, including Hon Hai Precision Industry Co., Ltd., Accton Technology Corporation, and Quanta Computer Incorporated (collectively, the contract manufacturers or “CMs”). Although the Company uses standard parts and components for its products where possible, the Company’s CMs currently purchase, on their behalf, several key components used in the manufacture of products from single or limited supplier sources.
Revenue Recognition
Product revenue. Substantially all of the Company’s products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to the equipment through its maintenance contracts for most of its products. Product revenue is generally recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The fee is fixed or determinable; and

•	Collectibility is reasonably assured.
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
The Company regularly reviews VSOE, TPE and ESP, as well as the establishment and updates of these estimates. There was no material impact on revenues during the fiscal year ended November 1, 2014, nor does the Company expect a material impact in the near term from changes in VSOE, TPE or ESP.
Services revenue. Services revenue consists of professional services and maintenance arrangements, including PCS and other professional services. PCS services are offered under renewable, annual fee-based contracts or as part of multiple-element arrangements, and typically include telephone support and upgrades and enhancements to the Company’s operating system software. Revenue related to PCS elements is deferred and recognized ratably over the contractual period. PCS contracts are typically one to three years in length.
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
Advertising Costs
The Company expenses all advertising costs as incurred. Advertising costs were $17.6 million, $15.3 million, and $17.7 million for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, respectively.

During the fiscal year ended October 27, 2012, the Company entered into a multi-year arrangement which includes exchanging certain of the Company’s products and services, with the estimated overall fair value of $16.6 million, for advertising services. The Company is accounting for this transaction based on fair values of products and services surrendered and recognized $2.4 million, $7.1 million, and $0.3 million of gross operating revenue for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, respectively. In addition, $2.7 million of the advertising costs for the fiscal year ended November 1, 2014, were incurred in connection with this multi-year arrangement, and the remaining advertising prepayment is currently recorded within “Prepaid expenses and other current assets” and “Other assets”.
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
Computation of Net Income per Share
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on earnings per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units (“RSUs”) and awards and assumed issuance of stock under the employee stock purchase plan, all using the treasury stock method.
Stock-Based Compensation
The Company accounts for employee equity awards under the fair value method. Accordingly, the Company measures stock-based compensation at the grant date based on the fair value of the award. The fair values of stock options and the Employee Stock Purchase Plan (“ESPP”) are estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to RSUs granted prior to the initial declaration of a quarterly cash dividend on May 22, 2014, is based on the fair value of the Company’s common stock on the date of grant because Brocade did not historically pay cash dividends on its common stock. For RSUs granted on or subsequent to May 22, 2014, the fair value of RSUs is measured based on the grant-date share price, less the present value of expected dividends during the vesting period, discounted at a risk-free interest rate. The Company records stock-based compensation expense over the 24-month offering period in connection with shares issued under its ESPP. The compensation expense for stock-based awards is reduced by an estimate for forfeitures and is recognized over the vesting period of the award under a graded vesting method, except for restricted stock units granted by the Company, which is recognized over the expected term of the award under a straight-line vesting method. For additional discussion, see Note 12, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements.
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

New Accounting Pronouncements or Updates Recently Adopted
In February 2013, the FASB issued an update to ASC 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this update, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) into net income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted this update in the first quarter of fiscal year 2014, presenting the required information in Note 13, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements.
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this update, an entity is required to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that these instances are not available at the reporting date. This update to ASC 740 should be applied prospectively. The Company adopted this update in the fourth quarter of fiscal year 2014, which resulted in a reduction in deferred tax assets and a reduction in non-current income tax liability.
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

3. Acquisitions and Divestitures
Vistapointe, Inc.
On September 11, 2014, the Company completed its acquisition of the assets of Vistapointe, Inc. (“Vistapointe”), a privately held developer of network visibility and analytics solutions with facilities located in San Ramon, California and Bangalore, India, and certain assets of its related entities. Vistapointe has taken a leadership role in developing software-based, carrier-grade Network Visibility and Analytics (“NVA”) solutions for mobile network operators who are embracing Network Functions Virtualization (“NFV”) and software-defined networking (“SDN”) architectures. This acquisition enhances Brocade’s leadership in NFV technology and gives Brocade a new market to address with visibility and analytics solutions for mobile operators.
The results of operations of Vistapointe are included in the Company’s Consolidated Statement of Income from the date of the acquisition. The Company does not consider the acquisition of Vistapointe to be material to its results of operations or financial position, and therefore, Brocade is not presenting pro-forma financial information of combined operations.
The total purchase price was $16.9 million, consisting entirely of cash consideration. In addition, the Company paid direct acquisition costs of $0.4 million.
In connection with this acquisition, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date. The total weighted-average amortization period for finite-lived intangible assets is five years. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired (in thousands):

Assets acquired:
Identifiable intangible assets:
In-process technology	$2,850
Developed technology	1,710
Trade name	130
Total identifiable intangible assets	4,690
Goodwill	11,475
Property and equipment, net	735
Net assets acquired	$16,900
Vyatta, Inc.
On November 9, 2012, the Company completed its acquisition of Vyatta, Inc. (“Vyatta”), a privately held developer of a software-based network operating system suite headquartered in Belmont, California. Vyatta became a wholly owned subsidiary of the Company as a result of the acquisition. The Vyatta operating system suite is deployed on conventional computer hardware platforms for multiple applications in network virtualization, SDN, NFV, and other private/public cloud computing platforms. This acquisition complements Brocade’s investments in Internet Protocol (“IP”) switches and router products and enables Brocade to pursue new market opportunities in data center virtualization, including public cloud, virtual private cloud, and managed services.
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

The net carrying amount of the network adapter business’ assets and liabilities at the time of the divestiture was $5.1 million, comprised primarily of associated goodwill of $4.1 million. The sale resulted in a gain of $4.9 million, which is presented in the Company’s Consolidated Statements of Income as “Gain on sale of network adapter business.”
4. Goodwill and Intangible Assets
The following table presents a summary of the net carrying value of the Company’s intangible assets (in thousands):

	November 1, 2014	October 26, 2013
Indefinite-lived intangible assets:
Goodwill	$1,567,723	$1,645,437
In-process research and development (1)	15,110	21,590
Finite-lived intangible assets:
Total intangible assets subject to amortization	11,548	18,668
Total intangible assets	$1,594,381	$1,685,695

(1)
Acquired IPRD is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. While accounted as an indefinite-lived asset, the IPRD intangible asset is subject to testing for impairment annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPRD is impaired. If the research and development effort associated with the IPRD is successfully completed, then the IPRD intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed. During the fiscal year ended November 1, 2014, development work was completed on $9.3 million of the IPRD intangible asset and this completed IPRD intangible asset is being amortized as Core/developed technology. The development effort on the remaining IPRD intangible asset is expected to be completed by the first half of fiscal year 2016.

The Company performs its IPRD impairment test annually, as of the first day of the second fiscal quarter, or when events or changes in circumstances indicate that the assets might more likely than not be impaired. During the annual IPRD impairment test for fiscal year 2014, the Company performed a qualitative assessment and determined that it was not more likely than not that the fair value of the IPRD assets were less than its carrying amount. No further testing was required. As of November 1, 2014, there were no events or changes in facts and circumstances that indicated that it is more likely than not that IPRD is impaired.

The following table summarizes goodwill activity by reportable segment during the fiscal years ended November 1, 2014, and October 26, 2013 (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Balance at October 27, 2012
Goodwill	$176,956	$1,337,549	$155,416	$1,669,921
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,956	1,291,717	155,416	1,624,089
Acquisition	—	25,681	—	25,681
Tax and other adjustments (1)	(78)	(4,255)	—	(4,333)
Balance at October 26, 2013
Goodwill	176,878	1,358,975	155,416	1,691,269
Accumulated impairment losses	—	(45,832)	—	(45,832)
	176,878	1,313,143	155,416	1,645,437
Impairment (2)	—	(83,382)	—	(83,382)
Divestitures (3)	(474)	(3,657)	—	(4,131)
Acquisition	—	11,475	—	11,475
Tax and other adjustments (1)	(58)	(1,618)	—	(1,676)
Balance at November 1, 2014
Goodwill	176,346	1,365,175	155,416	1,696,937
Accumulated impairment losses	—	(129,214)	—	(129,214)
	$176,346	$1,235,961	$155,416	$1,567,723

(1)	The goodwill adjustments were primarily a result of tax benefits from the exercise of stock awards of acquired companies.

(2)
In the second quarter of fiscal year 2014, the Company made a strategic change in the allocation of its engineering resources and reduced engineering investment in and sales for the hardware-based Brocade ADX® products and increased engineering investment in the software-based Brocade ADX products for Layer 4-7 applications. As a result of this change in strategy, the Company expects hardware-based Brocade ADX and related support revenue to be negatively impacted. Based on these changes in estimates, the Company recognized an impairment charge during the second fiscal quarter of 2014 because the book value of its Application Delivery Products (“ADP”) reporting unit net assets, which includes the Brocade ADX products, exceeded the estimated fair value of these assets. The goodwill amount related to the Company’s other reporting units was not impacted.

(3)	The goodwill disposed relates to the sale of the Company’s network adapter business, see Note 3, “Acquisitions and Divestitures,” of the Notes to Consolidated Financial Statements.
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
The Company’s estimates of revenues and costs are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches is determined by considering control premiums offered as part of the acquisitions that have occurred in market segments that are comparable with the Company’s reporting units. Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2014, the Company determined that goodwill in the Storage Area Networking (“SAN”) Products, Ethernet Switching & Internet Protocol (“IP”), and Global Services reporting units was not impaired as these reporting units passed the first step of goodwill impairment testing.
However, the Company determined that the fair value of the ADP reporting unit was below the reporting unit’s carrying value. Accordingly, the Company performed the second step of the goodwill impairment test to measure the amount of the impairment. During the second step, the Company assigned the ADP reporting unit’s fair value to the reporting unit’s assets and liabilities, using the relevant acquisition accounting guidance, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill was then compared with the carrying value of the ADP reporting unit’s goodwill to record an impairment loss of $83.4 million.
As of November 1, 2014, there were no other facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount since the annual goodwill impairment analysis performed during the second quarter of fiscal year 2014.
Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The following tables present details of the Company’s finite-lived intangible assets (in thousands, except for weighted-average remaining useful life):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
November 1, 2014
Trade name	$590	$227	$363	3.00
Core/developed technology	12,080	1,964	10,116	4.30
Customer relationships	1,080	427	653	3.01
Non-compete agreements	810	394	416	2.01
Total finite-lived intangible assets (1)	$14,560	$3,012	$11,548	4.10

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
October 26, 2013
Trade name	$460	$110	$350	3.01
Core/developed technology	192,340	185,254	7,086	0.35
Customer relationships	287,090	276,473	10,617	0.51
Non-compete agreements	810	195	615	3.01
Total finite-lived intangible assets	$480,700	$462,032	$18,668	0.58

(1)	During the fiscal year ended November 1, 2014, $477.3 million of finite-lived intangible assets became fully amortized and, therefore, were removed from the balance sheet.

The following table presents the amortization of finite-lived intangible assets included on the Consolidated Statements of Income (in thousands):

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
Cost of revenues	$8,010	$39,731	$46,229
Operating expenses	10,280	54,256	59,204
Total	$18,290	$93,987	$105,433
The following table presents the estimated future amortization of finite-lived intangible assets as of November 1, 2014 (in thousands):

Fiscal Year	Estimated Future Amortization
2015	$3,099
2016	2,787
2017	2,472
2018	2,252
2019	938
Total	$11,548
5. Restructuring and Other Charges
The following table provides details of the Company’s restructuring and other charges (in thousands):

	Fiscal 2013 Fourth Quarter Restructuring Plan			Prior Restructuring Plans
	Severance and Benefits	Contract Terminations and Other	Lease Loss Reserve and Related Costs	Lease Loss Reserve and Related Costs	Total
Restructuring liabilities at October 27, 2012	$—	$—	$—	$2,582	$2,582
Restructuring and other charges	20,413	3,981	1,070	—	25,464
Cash payments	(5,197)	(3,565)	(1)	(788)	(9,551)
Non-cash charges	—	—	(1,069)	—	(1,069)
Restructuring liabilities at October 26, 2013	15,216	416	—	1,794	17,426
Restructuring and other charges	18	—	7,686	—	7,704
Cash payments	(13,258)	(374)	(3,600)	(800)	(18,032)
Translation adjustment	—	—	(137)	—	(137)
Other adjustments, net	(1,805)	—	—	—	(1,805)
Restructuring liabilities at November 1, 2014	$171	$42	$3,949	$994	$5,156

Current restructuring liabilities at November 1, 2014	$171	$42	$1,478	$417	$2,108
Non-current restructuring liabilities at November 1, 2014	$—	$—	$2,471	$577	$3,048
Fiscal 2013 Fourth Quarter Restructuring Plan
During the fiscal year ended October 26, 2013, and the first quarter of fiscal year 2014, the Company restructured certain business operations and reduced the Company’s operating expense structure. The restructuring plan was approved by the Company’s management and communicated to the Company’s employees in September 2013. The plan included a workforce reduction of approximately 250 employees, primarily in the engineering, sales, and marketing organizations, as well as the cancellation of certain nonrecurring engineering agreements and exit from certain leased facilities. The Company substantially completed the restructuring plan by the end of the first quarter of fiscal year 2014.
In connection with the plan, the Company incurred aggregate charges of $89.3 million as of November 1, 2014, primarily related to a goodwill impairment charge of $83.4 million (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements).
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
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the restructuring liabilities balance if necessary. During the fiscal year ended November 1, 2014, the Company reversed approximately $1.8 million of severance and benefits charges due to actual cash payments to certain terminated employees being lower than original estimates as a result of the completion of the severance arrangements with these employees during the first quarter of fiscal year 2014.
The above restructuring and other related charges are included in “Restructuring, goodwill impairment, and other related costs (recoveries)” on the Consolidated Statements of Income.
Prior Restructuring Plans
Prior to fiscal year 2013, the Company also recorded charges related to estimated facilities lease losses, net of expected sublease income, due to consolidation of real estate space as a result of acquisitions.
Cash payments for facilities that are part of the Company’s lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2021.
6. Balance Sheet Details
The following tables provide details of selected balance sheet items (in thousands):

	November 1, 2014	October 26, 2013
Accounts receivable:
Accounts receivable	$232,389	$257,494
Allowance for doubtful accounts	(80)	(575)
Sales allowances	(7,396)	(7,321)
Accounts receivable, net	$224,913	$249,598

	November 1, 2014	October 26, 2013
Inventories:
Raw materials	$10,491	$14,048
Finished goods	28,227	31,296
Inventories, net	$38,718	$45,344

	November 1, 2014	October 26, 2013
Property and equipment:
Computer equipment	$13,679	$16,006
Software	62,919	57,186
Engineering and other equipment (1)	383,412	416,573
Furniture and fixtures (1)	29,053	29,029
Leasehold improvements	23,607	24,287
Land and building	384,659	384,654
Subtotal	897,329	927,735
Less: Accumulated depreciation and amortization (1), (2)	(451,896)	(454,795)
Property and equipment, net	$445,433	$472,940

(1)
Engineering and other equipment, furniture and fixtures, and accumulated depreciation and amortization include the following amounts under capital leases as of November 1, 2014, and October 26, 2013 (in thousands):

	November 1, 2014	October 26, 2013
Cost	$11,925	$11,925
Accumulated depreciation	(7,209)	(5,366)
Property and equipment, net, under capital leases	$4,716	$6,559

(2)	The following table presents the depreciation of property and equipment included on the Consolidated Statements of Income (in thousands):

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
Depreciation expense	$82,357	$90,127	$86,785

	November 1, 2014	October 26, 2013
Other accrued liabilities:
Income taxes payable	$5,632	$11,081
Accrued warranty	7,486	8,632
Inventory purchase commitments	2,541	4,436
Accrued sales programs	31,640	25,752
Accrued interest	9,922	10,056
Others	27,371	39,796
Total	$84,592	$99,753
7. Fair Value Measurements
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and also considers assumptions that market participants would use when pricing the asset or liability. The Company applies fair value measurements for both financial and nonfinancial assets and liabilities. The Company has no nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis as of November 1, 2014.
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
Assets and liabilities measured at fair value on a recurring basis as of November 1, 2014, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of November 1, 2014	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,009,283	$1,009,283	$—	$—
Derivative assets	99	—	99	—
Total assets measured at fair value	$1,009,382	$1,009,283	$99	$—
Liabilities:
Derivative liabilities	$1,937	$—	$1,937	$—
Total liabilities measured at fair value	$1,937	$—	$1,937	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Consolidated Balance Sheets.
Assets and liabilities measured at fair value on a recurring basis as of October 26, 2013, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 26, 2013	Quoted Prices in Active Markets For Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$431,750	$431,750	$—	$—
Derivative assets	1,814	—	1,814	—
Total assets measured at fair value	$433,564	$431,750	$1,814	$—
Liabilities:
Derivative liabilities	$1,441	$—	$1,441	$—
Total liabilities measured at fair value	$1,441	$—	$1,441	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Consolidated Balance Sheets.

The Company uses a midpoint of the highest bid and lowest offering obtained from market makers to value its corporate bonds. The Company uses observable market prices for comparable instruments to value its derivative instruments.
During the fiscal year ended November 1, 2014, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.
8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			November 1, 2014		October 26, 2013
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Unsecured Notes:
2023 Notes	2023	4.625%	$300,000	4.83%	$300,000	4.83%
Senior Secured Notes:
2020 Notes	2020	6.875%	300,000	7.26%	300,000	7.26%
Capital lease obligations	2016	5.671%	2,115	5.37%	4,600	5.50%
Total long-term debt			602,115		604,600
Less:
Unamortized discount			4,839		5,396
Current portion of long-term debt			1,826		2,996
Total long-term debt, net of current portion			$595,450		$596,208
Senior Unsecured Notes
In January 2013, the Company issued 4.625% senior unsecured notes in the aggregate principal amount of $300.0 million due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of January 22, 2013 (the “2023 Indenture”), between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the 2023 Notes (as described in Note 18, “Guarantor and Non-Guarantor Subsidiaries”), and Wells Fargo Bank, National Association as the trustee. The Company irrevocably deposited the net proceeds from this offering, together with cash on hand, with the trustee to redeem all of the Company’s outstanding 6.625% senior secured notes due 2018 (the “2018 Notes”) as described below under “Senior Secured Notes.”
The 2023 Notes bear interest payable semi-annually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the fiscal year ended November 1, 2014.
As of November 1, 2014, the fair value of the Company’s 2023 Notes was approximately $292.4 million, estimated based on broker trading prices.
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
As of November 1, 2014, and October 26, 2013, the fair value of the Senior Secured Notes was approximately $312.5 million and $324.4 million, respectively, which was estimated based on broker trading prices.
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
In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs accounting, the Company expensed the Call Premium, remaining debt issuance costs, and remaining original issue discount relating to the 2018 Notes in the first quarter of fiscal year 2013, which totaled $15.3 million. The Company reported this expense within “Interest expense” in the Consolidated Statements of Income for the fiscal year ended October 26, 2013.
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
Senior Secured Credit Facility
In October 2008, the Company entered into a credit agreement for (i) a five-year $1,100.0 million term loan facility and (ii) a five-year $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (“Senior Secured Credit Facility”). The credit agreement was subsequently amended in January 2010, June 2011, January 2013, October 2013, and April 2014, to, among other things, remove and update certain covenants, reduce interest rates on the term loan facility, reduce interest rates and fees on the revolving credit facility, and extend the maturity date of the revolving credit facility to January 7, 2015. The term loan was prepaid in full, and there were no principal amounts or commitments outstanding under the term loan facility as of either November 1, 2014, or October 26, 2013.
The Company may borrow under the revolving credit facility in the future for ongoing working capital and other general corporate purposes. There were no principal amounts outstanding under the revolving credit facility, and the full $125.0 million was available for future borrowing under the revolving credit facility as of November 1, 2014, and October 26, 2013.
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

Debt Maturities
As of November 1, 2014, our aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2015	$1,826
2016	289
2017	—
2018	—
2019	—
Thereafter	600,000
Total	$602,115
9. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and certain equipment under various operating agreements expiring through March 2021. In connection with its facilities lease agreements, the Company has signed unconditional, irrevocable letters of credit totaling $0.1 million as security for the leases.
The following table presents the composition of net rent expense included on the Consolidated Statements of Income (in thousands):

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
Rent expense	$21,928	$26,199	$25,867
Less: Sublease income	(7,264)	(6,834)	(6,606)
Net rent expense	$14,664	$19,365	$19,261
Future minimum lease payments under all non-cancellable operating leases as of November 1, 2014, excluding the contractual sublease income of $16.1 million, are as follows (in thousands):

Fiscal Year	Operating Leases
2015	$20,033
2016	17,133
2017	8,974
2018	5,822
2019	5,775
Thereafter	16,773
Total minimum lease payments	$74,510

Capital Lease Obligations
Future minimum lease payments under all non-cancellable capital leases as of November 1, 2014, are as follows (in thousands):

Fiscal Year	Capital Leases
2015	$1,888
2016	295
2017	—
2018	—
Total minimum lease payments	2,183
Less: Amount representing interest	(68)
Present value of net minimum lease payments	$2,115
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the fiscal years ended November 1, 2014, and October 26, 2013 (in thousands):

	Fiscal Year Ended
	November 1, 2014	October 26, 2013
Beginning balance	$8,632	$14,453
Liabilities accrued for warranties issued during the period	4,683	4,969
Warranty claims paid and used during the period	(4,978)	(8,213)
Changes in liability for pre-existing warranties during the period	(851)	(2,577)
Ending balance	$7,486	$8,632
In addition, the Company has standard defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of November 1, 2014, Brocade was not aware of any events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
Manufacturing and Purchase Commitments
Brocade has manufacturing arrangements with CMs under which Brocade provides product forecasts and places purchase orders at the time of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with its CMs depends on the specific product. Brocade issues purchase orders and the CMs then generate invoices based on prices and payment terms mutually agreed upon and set forth in those purchase orders. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the agreements require Brocade to purchase all inventory components not returnable to, usable by, or sold to other customers of the CMs.
As of November 1, 2014, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was approximately $178.4 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $2.5 million. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to use in normal ongoing operations.
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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense and capital purchasing activities is transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the fiscal year ended November 1, 2014, were the euro, the British pound, the Indian rupee, the Singapore dollar, the Chinese yuan, the Japanese yen, and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not always entirely eliminate, the impact of foreign currency exchange rate movements.
The Company’s foreign currency risk management program includes foreign currency derivatives with cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than fifteen months. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive income (loss) was not significant for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012.
Effective cash flow hedges are reported as a component of accumulated other comprehensive loss. Ineffective cash flow hedges are included in the Company’s net income as part of “Other income (loss), net.” The amount recorded on ineffective cash flow hedges was not significant for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012.
Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
Cost of revenues	$126	$98	$(1,043)
Research and development	(451)	(60)	(1,094)
Sales and marketing	528	356	(5,704)
General and administrative	59	31	(510)
Total	$262	$425	$(8,351)
Alternatively, the Company may choose not to hedge the foreign currency risk associated with its foreign currency exposures if the Company believes such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. The net foreign currency exchange gains and losses recorded as part of “Other income (loss), net” were losses of $0.3 million, gains of $0.1 million, and losses of $1.5 million for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, respectively.

Gross unrealized loss positions are recorded within “Other accrued liabilities” and “Other non-current liabilities,” and gross unrealized gain positions are recorded within “Prepaid expenses and other current assets.” As of November 1, 2014, the Company had gross unrealized loss positions of $1.9 million and gross unrealized gain positions of $0.1 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.
Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In United States dollars	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013
Indian rupee	$19,413	$17,444	$—	$—
Euro	14,404	16,012	19,200	25,478
British pound	11,168	25,053	14,891	—
Chinese yuan	10,406	—	—	—
Singapore dollar	9,242	12,867	—	—
Japanese yen	8,856	16,172	—	—
Swiss franc	7,468	11,066	—	—
Total	$80,957	$98,614	$34,091	$25,478
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
2013 Inducement Award Plan
The 2013 Inducement Award Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares, and other stock or cash awards to recipients as the Committee may determine. Per the terms of the plan, 2.4 million shares of the Company’s common stock are reserved for issuance under the plan, subject to adjustment for stock dividends, stock splits, or other changes in the Company’s common stock or the Company’s capital structure. In addition, the exercise price of stock options and stock appreciation rights granted under the plan must be at least equal to the fair market value of the Company’s common stock on the date of grant. The term, vesting schedule, and other conditions applicable to grants made under this plan are established by the Committee at the time of grant.
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
2009 Employee Stock Purchase Plan
The 2009 ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions for up to 15% of qualified compensation during the offering period. The purchase price is 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the offering period, or (ii) the last day of each purchase period; provided, however, that the purchase price for subsequent offering periods may be determined by the administrator, subject to compliance with the terms of the 2009 ESPP. A total of 65.0 million shares of the Company’s common stock are reserved for issuance under the 2009 ESPP, as amended. The 2009 ESPP is implemented through consecutive, overlapping offering periods. The offering periods generally start with the first trading day on or after June 1 and December 1 each year and end on the last trading day in the periods ending 24 months later, unless the fair market value of the Company’s common stock on the last day of a purchase period is lower than the fair market value of the Company’s common stock on the first trading day of the offering period, in which case the offering period will end early, immediately after the purchase period, and a new offering period will commence on or about such date. Each offering period will be divided into four purchase periods of approximately six months in length. Eligible employees may purchase no more than 3,750 shares of the Company’s common stock during each purchase period. As of November 1, 2014, 17.1 million shares were available for issuance under the 2009 ESPP.
McDATA Equity Plans
On January 29, 2007, effective upon the consummation of the merger, Brocade assumed the McDATA equity plans. As of November 1, 2014, options to purchase approximately 0.1 million shares of converted common stock, restricted stock and other equity awards remained outstanding under former McDATA equity plans.
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
As of November 1, 2014, and October 26, 2013, approximately 55.2 million and 90.6 million shares, respectively, were authorized for future issuance under the Company’s equity compensation plans, which include stock options, shares to be issued pursuant to the 2009 ESPP, restricted stock units and other awards, and shares of Brocade common stock that became issuable in connection with the assumption or substitution of Foundry equity awards. A total of 30.0 million shares and 56.8 million shares of common stock were available for grant under the Company’s equity compensation plans as of November 1, 2014, and October 26, 2013, respectively. Awards that expire, or are cancelled without delivery of shares, generally become available for issuance under the Company’s equity compensation plans.

Employee 401(k) Plan
The Company sponsors the Brocade Communications Systems, Inc. 401(k) Plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code and is designed to provide retirement benefits for its eligible employees through tax-deferred salary deductions.
Employees may elect to contribute up to 60% of their eligible compensation to the 401(k) Plan. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service (“IRS”). The Company matches employee contributions dollar for dollar up to a maximum of $3,000 per calendar year per person. All matching contributions vest immediately. The Company’s matching contributions to the 401(k) Plan totaled $8.2 million, $9.2 million, and $9.1 million for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, respectively.
12. Stock-Based Compensation
Equity Compensation Plan Information
The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of November 1, 2014 (in thousands, except per share amounts):

Plan Category	A Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		B Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in Column A)
Equity compensation plans approved by stockholders (1)	3,799	(3)	$7.50	29,999	(4)
Equity compensation plans not approved by stockholders (2)	2,400	(5)	$5.66	—
Total	6,199		$6.79	29,999

(1)	Primarily consist of the 2009 ESPP, the 2009 and 1999 Director Plans, and the 2009 and 1999 Stock Plans.

(2)
Consist solely of the 1999 NSO Plan described in Note 11, “Employee Compensation Plans,” of the Notes to Consolidated Financial Statements and Foundry’s 2000 NSO Plan, which was assumed in connection with our acquisition of Foundry.

(3)
Amount excludes purchase rights accrued under the 2009 ESPP. As of November 1, 2014, the 2009 ESPP had a stockholder-approved reserve of 65.0 million shares, of which 17.1 million shares were available for future issuance.

(4)	Amount consists of shares available for future issuance under the 2009 ESPP, the 2009 Director Plan, and the 2009 Stock Plan.

(5)
All shares were granted in the first quarter of fiscal year 2013. Information relating to equity compensation plans is set forth in Note 11, “Employee Compensation Plans,” of the Notes to Consolidated Financial Statements.

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Consolidated Statements of Income as follows (in thousands):

	Fiscal Year Ended November 1, 2014	Fiscal Year Ended October 26, 2013	Fiscal Year Ended October 27, 2012
Cost of revenues	$14,963	$14,519	$15,433
Research and development	18,635	17,509	17,952
Sales and marketing	31,650	29,425	33,257
General and administrative	19,666	12,165	10,527
Total stock-based compensation	$84,914	$73,618	$77,169

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Fiscal Year Ended November 1, 2014	Fiscal Year Ended October 26, 2013	Fiscal Year Ended October 27, 2012
Stock options	$4,581	$2,581	$1,079
RSUs	62,906	50,522	56,791
Employee stock purchase plan (“ESPP”)	17,427	20,515	19,299
Total stock-based compensation	$84,914	$73,618	$77,169
The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of November 1, 2014, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$3,986	1.35
RSUs	$115,111	2.07
ESPP	$13,834	1.06
Stock Options
The fair value of each option granted during the respective period is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The dividend yield reflects the cash dividends paid by Brocade starting in the third quarter of fiscal year 2014. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected volatility is based on an equal weighted-average of implied volatilities from traded options of the Company’s common stock and historical volatility of the Company’s common stock. The expected term is based on historical exercise behavior.

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
Expected dividend yield	0.0% - 1.5%	0.0%	0.0%
Risk-free interest rate	0.7 - 2.3%	0.6 - 1.7%	0.1 - 0.8%
Expected volatility	36.8 - 39.4%	39.9 - 44.9%	48.8 - 56.5%
Expected term (in years)	5.0	5.7	4.7

Compensation expense computed under the fair value method for stock options issued is being amortized under a graded vesting method over the options’ vesting period. A summary of stock option activity under the equity compensation plans for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, is presented as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 29, 2011	50,765	$4.91		1.98	$35,494
Granted	160	5.55	$2.39
Exercised	(16,993)	3.39			36,498
Forfeited or expired	(4,435)	7.34
Outstanding as of October 27, 2012	29,497	5.43		1.61	26,077
Granted	2,875	5.64	$2.34
Exercised	(13,149)	3.99			32,324
Forfeited or expired	(6,662)	6.90
Outstanding as of October 26, 2013	12,561	6.19		2.37	24,784
Granted	1,770	9.03	$3.16
Exercised	(9,767)	5.19			24,240
Forfeited or expired	(1,250)	8.60
Outstanding as of November 1, 2014	3,314	6.79		4.74	24,452
Vested and expected to vest as of November 1, 2014	6,012	$6.77		4.71	$23,832
Exercisable and vested as of:
November 1, 2014	3,088	$6.31		3.76	$13,656

Restricted Stock Units
Prior to the initial declaration of a quarterly cash dividend on May 22, 2014, the fair value of RSUs was measured based on the grant-date share price because Brocade did not historically pay cash dividends on its common stock. For awards granted on or subsequent to May 22, 2014, the fair value of RSUs is measured based on the grant-date share price, less the present value of expected dividends during the vesting period, discounted at a risk-free interest rate. A summary of the changes in RSUs outstanding under Brocade’s equity compensation plans during the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, respectively, is presented as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of October 29, 2011	23,481	$3.85
Granted	11,166	4.97
Vested	(9,597)	4.82
Forfeited	(3,054)	5.92
Nonvested as of October 27, 2012	21,996	3.71
Granted	11,518	5.75
Vested	(7,401)	5.69
Forfeited	(3,352)	5.39
Nonvested as of October 26, 2013	22,761	3.85
Granted	11,582	9.69
Vested	(11,750)	5.59
Forfeited	(3,594)	6.01
Nonvested as of November 1, 2014	18,999	5.93
Vested and expected to vest as of November 1, 2014	17,388	$5.93
Typically, vesting of restricted stock units occurs over one to four years and is subject to the employee’s continuing service to Brocade.
The aggregate intrinsic value of restricted stock units outstanding at November 1, 2014, October 26, 2013, and October 27, 2012, was $203.9 million, $178.8 million, and $116.6 million, respectively.
Employee Stock Purchase Plan
Under Brocade’s employee stock purchase plans, including the 2009 ESPP and the 1999 Employee Stock Purchase Plan (together, the “Brocade ESPP”), eligible employees can participate and purchase shares semi-annually at the lower of 85% of the fair market value of the Company’s common stock on (i) the first trading day of the offering period, or (ii) the last day of each six-month purchase period. The Brocade ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. The Company accounts for the Brocade ESPP as a compensatory plan and compensation expense is being amortized under a graded vesting method over the 24-month offering period. In addition, the Company accounts for changes in percentage contribution elected by employees, as well as decreases in the Company’s common stock price on the last day of each six-month purchase period as compared to the common stock price on the first trading day of the offering period, by applying modification accounting which results in an increase in compensation expense during the period of modification.
The fair value of the option component of Brocade ESPP shares was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
Expected dividend yield	1.4%	0.0%	0.0%
Risk-free interest rate	0.2%	0.2%	0.2%
Expected volatility	30.1%	39.5%	52.5%
Expected term (in years)	1.3	1.3	1.5

13. Stockholders’ Equity
Dividends
In the third quarter of fiscal year 2014, the Company’s Board of Directors approved the initiation of a quarterly cash dividend on the Company’s common stock. As of November 1, 2014, the Company’s Board of Directors declared the following dividends (in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount Paid	Payment Date
May 22, 2014	$0.035	June 10, 2014	$(15,270)	July 2, 2014
August 21, 2014	$0.035	September 10, 2014	$(15,114)	October 2, 2014
No dividends were declared or paid by the Company during the first two quarters of fiscal year 2014. Future dividend payments are subject to review and approval by the Company’s Board of Directors.
Accumulated Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive loss for the fiscal year ended November 1, 2014, and October 26, 2013, are as follows (in thousands):

	Fiscal Year Ended
	November 1, 2014			October 26, 2013
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$(2,192)	$253	$(1,939)	$(1,725)	$(23)	$(1,748)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	(262)	27	(235)	(425)	49	(376)
Net unrealized gains (losses) on cash flow hedges	(2,454)	280	(2,174)	(2,150)	26	(2,124)
Foreign currency translation adjustments	(3,196)	—	(3,196)	(1,456)	—	(1,456)
Total other comprehensive loss	$(5,650)	$280	$(5,370)	$(3,606)	$26	$(3,580)

(1)
For Consolidated Statements of Income classification of amounts reclassified from accumulated other comprehensive loss, see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Consolidated Financial Statements.

The changes in accumulated other comprehensive loss by component, net of tax, for the fiscal year ended November 1, 2014, and October 26, 2013, are as follows (in thousands):

	Fiscal Year Ended
	November 1, 2014			October 26, 2013
	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Beginning balance	$267	$(13,711)	$(13,444)	$2,391	$(12,255)	$(9,864)
Change in unrealized gains and losses	(1,939)	(3,196)	(5,135)	(1,748)	(1,456)	(3,204)
Net gains and losses reclassified into earnings	(235)	—	(235)	(376)	—	(376)
Net current-period other comprehensive income (loss)	(2,174)	(3,196)	(5,370)	(2,124)	(1,456)	(3,580)
Ending balance	$(1,907)	$(16,907)	$(18,814)	$267	$(13,711)	$(13,444)

14. Other Income (Loss), Net
On May 20, 2013, Brocade and A10 Networks, Inc. (“A10”) reached an agreement to settle both the lawsuit that Brocade filed against A10, A10’s founder, and other individuals in the United States District Court for the Northern District of California on August 4, 2010, and the lawsuit that A10 filed against Brocade on September 9, 2011, along with all related claims.
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
15. Income Taxes
The domestic and international components of income before income tax for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, are presented as follows (in thousands):

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
United States	$192,730	$176,536	$115,736
International	160,891	153,925	108,665
Total	$353,621	$330,461	$224,401
The income tax expense (benefit) for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, consisted of the following (in thousands):

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
U.S. federal taxes:
Current	$61,666	$(13,666)	$(11,750)
Deferred	33,065	46,313	33,981
Total U.S. federal taxes	94,731	32,647	22,231
State taxes:
Current	16,597	8,091	613
Deferred	(2,599)	78,106	(2,412)
Total state taxes	13,998	86,197	(1,799)
Non-U.S. taxes:
Current	6,655	2,837	8,770
Deferred	266	157	18
Total non-U.S. taxes	6,921	2,994	8,788
Total	$115,650	$121,838	$29,220

The difference between the U.S. Federal statutory income tax rate and the Company’s effective tax rate for fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, consisted of the following:

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.1	4.1	3.8
Foreign income taxed at other than U.S. rates	(16.9)	(17.6)	(17.7)
Stock-based compensation	2.3	1.9	3.5
Research and development credit	(3.1)	(5.6)	(3.5)
Permanent items	0.3	0.3	0.3
Change in liabilities for uncertain tax positions	0.5	(5.1)	(6.5)
Goodwill impairment charge	8.3	—	—
Audit settlement and reinstated tax credit	0.1	1.3	(2.9)
Change in valuation allowance	1.6	23.7	—
Other	1.5	(1.1)	1.0
Effective tax rate	32.7%	36.9%	13.0%
In general, the Company’s provision for income taxes differs from the tax computed at the U.S. Federal statutory tax rate of 35% due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and goodwill impairment charge, and adjustments to unrecognized tax benefits.

The effective tax rate in fiscal year 2014 is lower than the 35% U.S. Federal statutory rate primarily due to earnings in our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the United States, and a discrete benefit from release of tax reserves due to expired statute of limitations, partially offset by an increase in certain unrecognized tax benefits. In addition, the effective tax rate for fiscal year 2014 was negatively impacted by a goodwill impairment charge of $83.4 million, which is nondeductible for tax purposes, and a lower benefit from the federal research and development tax credit which expired on December 31, 2013, and, therefore, was not applicable in calendar year 2014.
The effective tax rate in fiscal year 2013 is higher than the 35% U.S. Federal statutory rate, and the effective tax rate for fiscal years 2014 and 2012 are lower compared to the same period in fiscal year 2013, primarily due to a discrete charge of $78.2 million in fiscal year 2013 to reduce previously recognized California deferred tax assets due to changes in California law resulting from the passage of Proposition 39 during fiscal year 2013.
As of November 1, 2014, U.S. Federal income taxes and foreign withholding taxes were not provided for on an estimated cumulative total of $686.6 million of undistributed earnings of the Company’s foreign subsidiaries. The Company intends to reinvest current and accumulated earnings of its foreign subsidiaries for expansion of its business operations outside the United States for an indefinite period of time. Our existing cash, cash equivalents, and short-term investments totaled $1,255.0 million as of November 1, 2014. Of this amount, approximately 61% was held by our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company could be subject to additional U.S. income taxes, net of foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The components of deferred tax assets and deferred tax liabilities for the fiscal years ended November 1, 2014, and October 26, 2013, are presented as follows (in thousands):

	November 1, 2014	October 26, 2013
Net operating loss carryforwards	$8,679	$10,525
Stock-based compensation expense	14,202	17,664
Tax credit carryforwards	84,930	141,975
Reserves and accruals	101,301	63,765
Capitalized research and development expenditures	183	621
Net unrealized losses on investments	370	396
Gross deferred tax assets	209,665	234,946
Less: Valuation allowance	(83,489)	(81,116)
Total deferred tax assets	126,176	153,830
Acquired intangibles and goodwill	(15,433)	(22,307)
Fixed assets	(31,231)	(29,878)
Other	(13,368)	(2,042)
Total deferred tax liabilities	(60,032)	(54,227)
Total net deferred tax assets	$66,144	$99,603
As of November 1, 2014, the Company believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its deferred tax assets except for California deferred tax assets and capital loss carryforwards. Accordingly, the Company applies a valuation allowance to the California deferred tax assets due to the change in California law that occurred in November 2012, and to capital loss carryforwards due to the limited carryforward periods of these tax assets.
As of November 1, 2014, the Company had federal net operating loss carryforwards of $152.0 million, California state net operating loss carryforwards of $51.6 million and other significant state net operating loss carryforwards of approximately $143.4 million. Additionally, the Company had federal tax credit carryforwards of $156.7 million and state tax credit carryforwards of $177.3 million. The federal net operating loss and tax credit carryforwards expire on various dates between fiscal year 2017 through 2034. The state net operating loss and credit carryforwards expire on various dates between fiscal year 2015 through 2032. The federal net operating loss carryforwards and federal tax credit carryforwards include excess tax deductions related to stock-based compensation. Under the current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited by statute or upon the occurrence of certain events, including significant changes in ownership interests. As a result of the McDATA, Foundry, and other acquisitions, all of the tax attributes from these companies are subject to an annual limitation, but the Company expects to use a majority of the tax attributes before expiration.
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
A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	November 1, 2014	October 26, 2013
Unrecognized tax benefits, beginning balance	$112,479	$119,253
Gross increases for tax positions taken in prior periods	3,325	3,472
Gross decreases for tax positions taken in prior periods	(4,784)	(12,970)
Gross increases for tax positions taken in current period	15,426	14,875
Changes due to settlements with taxing authorities	—	(9,442)
Reductions resulting from lapses of statutes of limitations	(6,831)	(2,709)
Unrecognized tax benefits, ending balance	$119,615	$112,479

As of November 1, 2014, the Company had net unrecognized tax benefits of $82.4 million, all of which, if recognized, would result in a reduction of the Company’s effective tax rate.
The IRS and other tax authorities regularly examine the Company’s income tax returns. In November 2011, the Company was notified by the IRS that the Company’s domestic federal income tax return for the fiscal years ended October 25, 2009 and October 26, 2010, were subject to audit. In October 2014, the IRS issued a Revenue Agent’s Report related to its field examination of the Company’s federal income tax return for the fiscal years 2009 and 2010. The IRS is contesting the Company’s transfer pricing for the cost sharing and buy-in arrangements with its foreign subsidiaries. On November 3, 2014, subsequent to the end of fiscal year 2014, the Company filed a protest to challenge the proposed adjustment and to move the issue to Appeals. In addition, we are in negotiations with Switzerland tax authorities to obtain correlative relief on transfer pricing adjustments previously settled with the IRS. In October 2014, the Geneva Tax Administration issued its final assessments for fiscal years 2003 to 2012. The Geneva Tax Administration is contesting the inter-cantonal transfer pricing methods for the fiscal years 2009 to 2012. In November 2014, subsequent to the end of fiscal year 2014, the Company filed a protest with the Geneva Tax Administration to challenge its final assessment. The Company believes its reserves are adequate to cover any potential assessments that may result from the examination and negotiation. However, given the unpredictable nature of the appeals and negotiation process, it is reasonably possible that our unrecognized tax benefits related to these tax positions could change within the next twelve months. The Company is unable to estimate the range of this possible change.
The Company believes that reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. The Company believes that before the end of fiscal year 2014, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to our unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments, and the impact of such settlements on other uncertain tax positions, the Company estimates the range of potential decreases in underlying uncertain tax positions is between $0 and $4.0 million in the next 12 months.
The Company classifies interest and penalties related to unrecognized tax benefits (detriments) as a component of income tax expense. During the fiscal year ended November 1, 2014, the Company expensed $(0.1) million for net interest and penalties related to income tax liabilities through income tax expense. The total net interest and penalties accrued as of November 1, 2014, was $2.3 million. During the fiscal year ended October 26, 2013, the Company expensed $0.6 million for net interest and penalties related to income tax liabilities through income tax expense. The total net interest and penalties accrued as of October 26, 2013, was $2.3 million.
Of the total tax benefits (detriments) resulting from the exercise of employee stock options and employee participation in the Company’s equity compensation plans, the amounts recorded to stockholders’ equity were approximately $59.9 million benefit in fiscal year 2014, $(1.5) million in fiscal year 2013, and $(4.8) million in fiscal year 2012.
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
In the second quarter of fiscal year 2014, Brocade changed its financial reporting, realigning it with the changes in Brocade’s strategic focus. As a result of this change, the number of the Company’s operating segments was reduced from four to three operating segments. Ethernet Switching & IP Routing and ADP business components were combined into the IP Networking Products operating segment, and separate discrete financial information is no longer available for either Ethernet Switching & IP Routing or ADP components. The reportable segments did not change as a result of this change in the Company’s internal financial reporting. Therefore, the restatement of previously reported segment information is not necessary.
The types of products and services from which each reportable segment derives its revenues are as follows:

•
SAN Products include infrastructure products and solutions that assist customers in the development and delivery of storage and server consolidation, disaster recovery and data security, and in meeting compliance issues regarding data management. These products are used to build storage area networks and are generally used in conjunction with servers and storage subsystems, and server and storage management software applications and tools. Brocade’s family of Fibre Channel (“FC”) SAN backbones, directors, fabric and embedded switches provide interconnections, bandwidth and high-speed routing of data between servers and storage devices. Switches and directors support applications, such as data backup, remote mirroring and high-availability clustering, as well as high-volume transaction processing applications, such as enterprise resource planning and data warehousing. Additionally, Brocade offers a variety of fabric extension, switching, and routing solutions;

•
IP Networking Products include Open Systems Interconnection Reference Model (“OSI”) Layer 2 and Layer 3 switches and routers that are designed to connect users in an enterprise network, enabling network connectivity, such as access to the Internet, network-based communications, and collaboration through unified messaging applications and mobility. Brocade also offers converged network products, and a portfolio of both software- and hardware-based platforms designed for service provider environments, as well as carrier Ethernet products. Additionally, the Company offers OSI Layer 4-7 solutions that are designed for application traffic management and server load balancing; and

•	Global Services include break/fix maintenance, installation, consulting, network management and software maintenance, and post-contract customer support revenue.
Financial decisions and the allocation of resources are based on the information from the Company’s internal management reporting system. At this time, the Company does not track its operating expenses by operating segments because management does not include this information in its measurement of the performance of the operating segments. The Company also does not track all of its assets by operating segments. The majority of the Company’s assets as of November 1, 2014, October 26, 2013, and October 27, 2012, were attributable to its U.S. operations.
Summarized financial information by reportable segment for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Fiscal Year Ended November 1, 2014
Net revenues	$1,326,950	$525,237	$359,080	$2,211,267
Cost of revenues	344,466	247,975	153,033	745,474
Gross margin	$982,484	$277,262	$206,047	$1,465,793
Fiscal Year Ended October 26, 2013
Net revenues	$1,318,509	$552,058	$352,297	$2,222,864
Cost of revenues	355,388	302,974	155,623	813,985
Gross margin	$963,121	$249,084	$196,674	$1,408,879
Fiscal Year Ended October 27, 2012
Net revenues	$1,356,099	$534,757	$346,914	$2,237,770
Cost of revenues	362,608	327,248	164,895	854,751
Gross margin	$993,491	$207,509	$182,019	$1,383,019

Revenues are attributed to geographic areas based on where the Company’s products are shipped. Geographic revenue and property and equipment information for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012 is presented below (in thousands):

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
Net revenues:
United States	$1,286,650	$1,351,242	$1,414,390
International
Europe, the Middle East and Africa (1)	598,196	552,734	493,979
Asia Pacific	183,035	181,461	186,244
Japan	91,062	97,259	99,887
Canada, Central and South America	52,324	40,168	43,270
Total international net revenues	924,617	871,622	823,380
Total net revenues	$2,211,267	$2,222,864	$2,237,770

(1)
Includes net revenues of $385.2 million, $339.1 million, and $259.2 million for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, respectively, relating to the Netherlands.

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
Property and equipment, net:
United States	$426,941	$457,622	$500,744
International	18,492	15,318	18,196
Total property and equipment, net	$445,433	$472,940	$518,940
17. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended
	November 1, 2014	October 26, 2013	October 27, 2012
Basic net income per share
Net income	$237,971	$208,623	$195,181
Weighted-average shares used in computing basic net income per share	435,258	450,516	456,629
Basic net income per share	$0.55	$0.46	$0.43
Diluted net income per share
Net income	$237,971	$208,623	$195,181
Weighted-average shares used in computing basic net income per share	435,258	450,516	456,629
Dilutive potential common shares in the form of stock options	1,995	3,472	7,846
Dilutive potential common shares in the form of other share-based awards	9,606	9,717	7,868
Weighted-average shares used in computing diluted net income per share	446,859	463,705	472,343
Diluted net income per share	$0.53	$0.45	$0.41
Antidilutive potential common shares in the form of (1)
Stock options	1,725	11,868	16,402
Other share-based awards	893	167	570

(1)	These amounts are excluded from the computation of diluted net income per share.

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

•	Upon the sale of the subsidiary or all, or substantially all, of its assets;

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
Pursuant to the terms of the Indenture governing the 2023 Notes, the guarantees are full and unconditional but are subject to release under the following circumstances:

•	Upon the sale of the subsidiary or all, or substantially all, of its assets;

•	Upon the discharge of the guarantees under the Senior Secured Credit Facility, the 2020 Notes and any other debt guaranteed by the applicable subsidiary;

•	Upon the merger, consolidation or liquidation of the subsidiary into the Company or another subsidiary guarantor; and

•	Upon legal or covenant defeasance or the discharge of the Company’s obligations under the applicable indenture.
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

The following is the consolidated balance sheet as of November 1, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$486,472	$8,146	$760,399	$—	$1,255,017
Accounts receivable, net	146,908	12	77,993	—	224,913
Inventories	38,266	—	452	—	38,718
Intercompany receivables	—	500,321	—	(500,321)	—
Other current assets	131,555	28	7,735	39	139,357
Total current assets	803,201	508,507	846,579	(500,282)	1,658,005
Property and equipment, net	426,785	156	18,492	—	445,433
Investment in subsidiaries	1,197,620	—	—	(1,197,620)	—
Other non-current assets	1,540,854	80,655	8,728	—	1,630,237
Total assets	$3,968,460	$589,318	$873,799	$(1,697,902)	$3,733,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,311	$—	$20,394	$—	$93,705
Current portion of long-term debt	1,826	—	—	—	1,826
Intercompany payables	423,347	—	76,974	(500,321)	—
Other current liabilities	367,247	3,472	121,019	39	491,777
Total current liabilities	865,731	3,472	218,387	(500,282)	587,308
Long-term debt, net of current portion	595,450	—	—	—	595,450
Other non-current liabilities	99,218	—	43,638	—	142,856
Total liabilities	1,560,399	3,472	262,025	(500,282)	1,325,614
Total stockholders’ equity	2,408,061	585,846	611,774	(1,197,620)	2,408,061
Total liabilities and stockholders’ equity	$3,968,460	$589,318	$873,799	$(1,697,902)	$3,733,675

The following is the consolidated balance sheet as of October 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$396,710	$9,301	$580,986	$—	$986,997
Accounts receivable, net	159,436	328	89,834	—	249,598
Inventories	40,072	—	5,272	—	45,344
Intercompany receivables	—	464,443	—	(464,443)	—
Other current assets	127,709	7	11,395	1,753	140,864
Total current assets	723,927	474,079	687,487	(462,690)	1,422,803
Property and equipment, net	457,054	567	15,319	—	472,940
Investment in subsidiaries	1,026,247	—	—	(1,026,247)	—
Other non-current assets	1,626,031	95,624	3,993	—	1,725,648
Total assets	$3,833,259	$570,270	$706,799	$(1,488,937)	$3,621,391
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,190	$28	$20,000	$—	$88,218
Current portion of long-term debt	2,996	—	—	—	2,996
Intercompany payables	409,590	—	54,853	(464,443)	—
Other current liabilities	335,261	7,075	125,360	1,753	469,449
Total current liabilities	816,037	7,103	200,213	(462,690)	560,663
Long-term debt, net of current portion	596,208	—	—	—	596,208
Other non-current liabilities	74,201	—	43,506	—	117,707
Total liabilities	1,486,446	7,103	243,719	(462,690)	1,274,578
Total stockholders’ equity	2,346,813	563,167	463,080	(1,026,247)	2,346,813
Total liabilities and stockholders’ equity	$3,833,259	$570,270	$706,799	$(1,488,937)	$3,621,391

The following is the consolidated statement of operations for the fiscal year ended November 1, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,284,672	$1,978	$924,617	$—	$2,211,267
Intercompany revenues	26,978	—	14,953	(41,931)	—
Total net revenues	1,311,650	1,978	939,570	(41,931)	2,211,267
Cost of revenues	488,787	8,503	241,944	6,240	745,474
Intercompany cost of revenues	(57,403)	—	99,334	(41,931)	—
Total cost of revenues	431,384	8,503	341,278	(35,691)	745,474
Gross margin (loss)	880,266	(6,525)	598,292	(6,240)	1,465,793
Operating expenses	866,389	7,241	212,291	(6,240)	1,079,681
Intercompany operating expenses (income)	(188,300)	(30,515)	218,815	—	—
Total operating expenses	678,089	(23,274)	431,106	(6,240)	1,079,681
Income from operations	202,177	16,749	167,186	—	386,112
Other income (expense)	(32,134)	5,930	(6,287)	—	(32,491)
Income before income tax provision and equity in net earnings of subsidiaries	170,043	22,679	160,899	—	353,621
Income tax expense	108,729	—	6,921	—	115,650
Equity in net earnings (losses) of subsidiaries	176,657	—	—	(176,657)	—
Net income	$237,971	$22,679	$153,978	$(176,657)	$237,971

The following is the consolidated statement of operations for the fiscal year ended October 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,347,055	$4,257	$871,552	$—	$2,222,864
Intercompany revenues	25,507	—	22,123	(47,630)	—
Total net revenues	1,372,562	4,257	893,675	(47,630)	2,222,864
Cost of revenues	534,699	38,991	232,807	7,488	813,985
Intercompany cost of revenues	(58,050)	—	105,680	(47,630)	—
Total cost of revenues	476,649	38,991	338,487	(40,142)	813,985
Gross margin (loss)	895,913	(34,734)	555,188	(7,488)	1,408,879
Operating expenses	826,239	34,175	247,470	(7,488)	1,100,396
Intercompany operating expenses (income)	(127,997)	(22,443)	150,440	—	—
Total operating expenses	698,242	11,732	397,910	(7,488)	1,100,396
Income (loss) from operations	197,671	(46,466)	157,278	—	308,483
Other income (expense)	25,481	258	(3,370)	(391)	21,978
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	223,152	(46,208)	153,908	(391)	330,461
Income tax expense	117,654	1,190	2,994	—	121,838
Equity in net earnings (losses) of subsidiaries	103,516	—	—	(103,516)	—
Net income (loss)	$209,014	$(47,398)	$150,914	$(103,907)	$208,623

The following is the consolidated statement of operations for the fiscal year ended October 27, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$1,409,705	$4,685	$823,380	$—	$2,237,770
Intercompany revenues	44,152	—	21,709	(65,861)	—
Total net revenues	1,453,857	4,685	845,089	(65,861)	2,237,770
Cost of revenues	559,835	49,935	234,889	10,092	854,751
Intercompany cost of revenues	(35,070)	—	100,931	(65,861)	—
Total cost of revenues	524,765	49,935	335,820	(55,769)	854,751
Gross margin (loss)	929,092	(45,250)	509,269	(10,092)	1,383,019
Operating expenses	827,318	56,838	231,226	(10,092)	1,105,290
Intercompany operating expenses (income)	(138,197)	(27,319)	165,516	—	—
Total operating expenses	689,121	29,519	396,742	(10,092)	1,105,290
Income (loss) from operations	239,971	(74,769)	112,527	—	277,729
Other expense	(49,470)	4	(3,862)	—	(53,328)
Income (loss) before income tax provision and equity in net earnings (losses) of subsidiaries	190,501	(74,765)	108,665	—	224,401
Income tax expense	20,432	—	8,788	—	29,220
Equity in net earnings (losses) of subsidiaries	25,112	—	—	(25,112)	—
Net income (loss)	$195,181	$(74,765)	$99,877	$(25,112)	$195,181

The following is the consolidated statement of comprehensive income for the fiscal year ended November 1, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income	$237,971	$22,679	$153,978	$(176,657)	$237,971
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(1,939)	—	(1,939)
Net gains reclassified into earnings	—	—	(235)	—	(235)
Net unrealized losses on cash flow hedges	—	—	(2,174)	—	(2,174)
Foreign currency translation adjustments	68	171	(3,435)	—	(3,196)
Total other comprehensive income (loss)	68	171	(5,609)	—	(5,370)
Total comprehensive income	$238,039	$22,850	$148,369	$(176,657)	$232,601

The following is the consolidated statement of comprehensive income (loss) for the fiscal year ended October 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$209,014	$(47,398)	$150,914	$(103,907)	$208,623
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(1,748)	—	(1,748)
Net gains reclassified into earnings	—	—	(376)	—	(376)
Net unrealized gains on cash flow hedges	—	—	(2,124)	—	(2,124)
Foreign currency translation adjustments	1,021	(628)	(1,849)	—	(1,456)
Total other comprehensive income (loss)	1,021	(628)	(3,973)	—	(3,580)
Total comprehensive income (loss)	$210,035	$(48,026)	$146,941	$(103,907)	$205,043

The following is the consolidated statement of comprehensive income (loss) for the fiscal year ended October 27, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$195,181	$(74,765)	$99,877	$(25,112)	$195,181
Other comprehensive income (loss), net of tax:
Unrealized losses on cash flow hedges:
Change in unrealized gains and losses	—	—	(3,468)	—	(3,468)
Net gains reclassified into earnings	—	—	7,433	—	7,433
Net unrealized losses on cash flow hedges	—	—	3,965	—	3,965
Foreign currency translation adjustments	128	11	(1,972)	—	(1,833)
Total other comprehensive income (loss)	128	11	1,993	—	2,132
Total comprehensive income (loss)	$195,309	$(74,754)	$101,870	$(25,112)	$197,313

The following is the consolidated statement of cash flows for the fiscal year ended November 1, 2014 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$348,422	$(1,155)	$194,330	$—	$541,597
Cash flows from investing activities:
Purchases of non-marketable equity investments	(223)	—	—	—	(223)
Proceeds from sale of non-marketable equity investments	10,798	—	—	—	10,798
Purchases of property and equipment	(41,544)	—	(13,190)	—	(54,734)
Net cash paid in connection with acquisition	(11,007)	—	(5,893)	—	(16,900)
Proceeds from sale of network adapter business	3,081	—	6,914	—	9,995
Proceeds from collection of convertible note receivable	250	—	—	—	250
Net cash used in investing activities	(38,645)	—	(12,169)	—	(50,814)
Cash flows from financing activities:
Payment of principal related to capital leases	(2,485)	—	—	—	(2,485)
Common stock repurchases	(335,380)	—	—	—	(335,380)
Proceeds from issuance of common stock	83,994	—	—	—	83,994
Payment of cash dividends to stockholders	(30,384)	—	—	—	(30,384)
Excess tax benefits from stock-based compensation	64,240	—	323	—	64,563
Net cash provided by (used in) financing activities	(220,015)	—	323	—	(219,692)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(3,071)	—	(3,071)
Net increase (decrease) in cash and cash equivalents	89,762	(1,155)	179,413	—	268,020
Cash and cash equivalents, beginning of period	396,710	9,301	580,986	—	986,997
Cash and cash equivalents, end of period	$486,472	$8,146	$760,399	$—	$1,255,017

The following is the consolidated statement of cash flows for the fiscal year ended October 26, 2013 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by operating activities	$281,478	$8,503	$161,048	$—	$451,029
Cash flows from investing activities:
Purchases of property and equipment	(44,786)	(22)	(7,563)	—	(52,371)
Net cash paid in connection with acquisition	(44,769)	140	—	—	(44,629)
Proceeds from collection of note receivable	70,000	—	—	—	70,000
Net cash provided by (used in) investing activities	(19,555)	118	(7,563)	—	(27,000)
Cash flows from financing activities:
Proceeds from senior unsecured notes	296,250	—	—	—	296,250
Payment of principal related to senior secured notes	(300,000)	—	—	—	(300,000)
Payment of debt issuance costs related to senior unsecured notes	(992)	—	—	—	(992)
Payment of principal related to capital leases	(1,627)	—	—	—	(1,627)
Common stock repurchases	(240,000)	—	—	—	(240,000)
Proceeds from issuance of common stock	93,771	—	—	—	93,771
Excess tax benefits from stock-based compensation	2,919	—	270	—	3,189
Net cash provided by (used in) financing activities	(149,679)	—	270	—	(149,409)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(849)	—	(849)
Net increase in cash and cash equivalents	112,244	8,621	152,906	—	273,771
Cash and cash equivalents, beginning of period	284,466	680	428,080	—	713,226
Cash and cash equivalents, end of period	$396,710	$9,301	$580,986	$—	$986,997

The following is the consolidated statement of cash flows for the fiscal year ended October 27, 2012 (in thousands):

	Brocade Communications Systems, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$464,097	$(1,799)	$128,572	$—	$590,870
Cash flows from investing activities:
Proceeds from maturities and sale of short-term investments	—	952	—	—	952
Purchases of property and equipment	(62,791)	—	(10,006)	—	(72,797)
Proceeds from sale of subsidiary	35	—	—	—	35
Net cash provided by (used in) investing activities	(62,756)	952	(10,006)	—	(71,810)
Cash flows from financing activities:
Payment of principal related to the term loan	(190,000)	—	—	—	(190,000)
Payment of principal related to capital leases	(1,866)	—	—	—	(1,866)
Common stock repurchases	(130,209)	—	—	—	(130,209)
Proceeds from issuance of common stock	98,791	—	—	—	98,791
Excess tax benefits from stock-based compensation	5,042	—	99	—	5,141
Net cash provided by (used in) financing activities	(218,242)	—	99	—	(218,143)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(1,893)	—	(1,893)
Net increase (decrease) in cash and cash equivalents	183,099	(847)	116,772	—	299,024
Cash and cash equivalents, beginning of period	101,367	1,527	311,308	—	414,202
Cash and cash equivalents, end of period	$284,466	$680	$428,080	$—	$713,226

BROCADE COMMUNICATIONS SYSTEMS, INC. QUARTERLY SUMMARY (Unaudited)

	Three Months Ended
	November 1, 2014	August 2, 2014	May 3, 2014 (1)	January 25, 2014	October 26, 2013	July 27, 2013 (2)	April 27, 2013	January 26, 2013 (3)
	(In thousands, except per share and stock price amounts)
Quarterly Data:
Net revenues	$564,358	$545,464	$536,910	$564,535	$558,800	$536,551	$538,784	$588,729
Gross margin	$377,118	$361,713	$354,292	$372,670	$362,640	$338,202	$334,112	$373,925
Income from operations	$126,530	$117,897	$20,195	$121,490	$83,650	$74,363	$57,179	$93,291
Net income (loss)	$83,419	$87,352	$(13,684)	$80,884	$64,233	$118,696	$46,949	$(21,255)
Per share amounts:
Basic	$0.19	$0.20	$(0.03)	$0.18	$0.14	$0.26	$0.10	$(0.05)
Diluted	$0.19	$0.20	$(0.03)	$0.18	$0.14	$0.26	$0.10	$(0.05)
Shares used in computing per share amounts:
Basic	431,843	432,448	436,167	440,573	444,642	449,446	453,133	454,843
Diluted	441,649	441,789	436,167	453,549	460,237	461,344	466,919	454,843
Sale prices:
High	$10.99	$9.75	$10.96	$9.70	$8.43	$6.69	$6.15	$5.80
Low	$8.91	$7.95	$8.81	$7.77	$6.28	$5.14	$5.38	$5.17

(1)	The quarter ended May 3, 2014, includes the impact of an $83.4 million impairment of goodwill in the Company’s Application Delivery Products reporting unit.

(2)	The quarter ended July 27, 2013, includes the impact of the nonrecurring gain of $76.8 million resulting from the litigation settlement with A10 Networks, Inc.

(3)
The quarter ended January 26, 2013, includes a discrete charge of $78.2 million to reduce previously recognized California deferred tax assets due to changes in California law resulting from the passage of Proposition 39 during fiscal year 2013.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended November 1, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of November 1, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on our management’s assessment, we believe that, as of November 1, 2014, our internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of November 1, 2014, has been audited by KPMG LLP, Brocade’s independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Brocade Communications Systems, Inc.:
We have audited Brocade Communications Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of November 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brocade Communications Systems, Inc. and subsidiaries as of November 1, 2014, and October 26, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended November 1, 2014, and the accompanying financial statement schedule. Our report, dated December 19, 2014, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/	KPMG LLP

Santa Clara, California
December 19, 2014

Item 9B.	Other Information
None.
PART III
Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”).

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
The Board of Directors has adopted a Code of Ethics for Principal Executive and Senior Financial Officers (the “Code of Ethics”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer, and any other principal financial officer, controller and any other principal accounting officer, and any other person performing similar functions. The Code of Ethics is available on the Company’s Web site at www.brocade.com in the “Corporate Governance” section of its Investor Relations webpage. The Company will also provide a copy of the Code of Ethics upon request made by e-mail to ir@brocade.com or in writing to Brocade Communications Systems, Inc., Attention: Investor Relations, 130 Holger Way, San Jose, California 95134-1376. The Company will disclose any amendment to the Code of Ethics or waiver of a provision of the Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and any other principal financial officer, controller and any other principal accounting officer, and any other person performing similar functions, and relate to certain elements of the Code of Ethics, including the name of the officer to whom the waiver was granted, on its web site at www.brocade.com on its Investor Relations webpage.

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
(1)Financial Statements and Supplementary Data:
The following financial statements and supplementary data of Brocade Communications Systems, Inc. are filed as a part of this Annual Report.
(2)Financial Statement Schedules:
The following financial statement schedule of Brocade Communications Systems, Inc. for the fiscal years ended November 1, 2014, October 26, 2013, and October 27, 2012, is filed as part of this Annual Report, and should be read in conjunction with the Consolidated Financial Statements of Brocade Communications Systems, Inc.

Page
Schedule II — Valuation and Qualifying Accounts	120
All other schedules have been omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto under Item 8 in Part II of this Form 10-K.
(3)Exhibits:
EXHIBIT INDEX

Exhibit Number	Description of Document Number

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 28, 2007)

3.2
Certificates of Correction and Corrected Amended and Restated Certificate of Incorporation, effective as of June 1, 2009 (incorporated by reference to Exhibit 3.5 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective as of April 13, 2010 (incorporated by reference to Exhibit 3.1 from Brocade’s current report on Form 8-K filed on April 13, 2010)

3.4	Amended and Restated Bylaws of the Registrant, effective as of September 26, 2014 (incorporated by reference to Exhibit 3.1 from Brocade’s current report on Form 8-K filed on September 30, 2014)

3.5
Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form 8-A filed on February 11, 2002)

3.6	Certificate of Elimination of Series A Participating Preferred Stock of Brocade (incorporated by reference to Exhibit 3.1 from Brocade’s current report on Form 8-K filed on February 16, 2007)

4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 from Brocade’s Registration Statement on Form S-1 (Reg. Number 333-74711), as amended)

Exhibit Number	Description of Document Number
4.2
Indenture, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 2020 Notes (incorporated by reference to Exhibit 4.2 from Brocade’s current report on Form 8-K filed on January 26, 2010)

4.3
Indenture, dated as of January 22, 2013, by and among the Company, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the Notes (incorporated by reference to Exhibit 4.1 from Brocade’s Form 8-K filed on January 22, 2013)

10.1
Form of Indemnification Agreement entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s Registration Statement on Form S-1 (Reg. Number 333-74711), as amended)

10.2†
Goods Agreement between International Business Machines Corporation and Brocade dated April 15, 1999 (incorporated by reference to Exhibit 10.24 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2001)

10.3
Amendment Number 1 to the Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.25 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2001)

10.4†
Statement of Work Number 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.26 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2001)

10.5†
Amendment Number 4 to Statement of Work Number 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.28 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2001)

10.6
Lease Agreement between MV Golden State San Jose, LLC and Brocade, dated December 1, 2000 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 27, 2001)

10.7†
Amendment Number 7 to Statement of Work Number 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.37 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 27, 2002)

10.8†
OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated December 16, 2002, (incorporated by reference to Exhibit 10.48 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 25, 2003)

10.9†
Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd., dated April 5, 2003 (HHPI Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.49 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.10
Amendment Number One to HHPI Manufacturing and Purchase Agreement between Brocade and Hon Hai Precision Industry Co., Ltd., dated April 5, 2003 (incorporated by reference to Exhibit 10.50 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.11†
Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Hon Hai Precision Industry Co., Ltd., dated May 1, 2003 (incorporated by reference to Exhibit 10.51 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.12†
Manufacturing and Purchase Agreement between Brocade and Solectron Corporation, dated February 21, 2003, (Solectron Manufacturing and Purchase Agreement) (incorporated by reference to Exhibit 10.52 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.13
Amendment Number 1 to Solectron Manufacturing and Purchase Agreement between Brocade and Solectron Corporation, dated March 21, 2003 (incorporated by reference to Exhibit 10.53 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.14†
Manufacturing and Purchase Agreement between Brocade Communications Switzerland SarL and Solectron Corporation, dated March 21, 2003 (incorporated by reference to Exhibit 10.54 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2003)

10.15†
Amendment Number 15, dated March 26, 2004, to Statement of Work Number 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.71 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2004)

Exhibit Number	Description of Document Number
10.16†
Amendment Number 18, dated October 5, 2004, to Statement of Work Number 1 between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.77 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2004)

10.17†
Amendment Number 1, dated November 2, 2004, to OEM Purchase Agreement between Brocade and Hewlett Packard Company, dated December 16, 2002 (incorporated by reference to Exhibit 10.80 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2004)

10.18†
Amendment Number 2, dated October 27, 2004, to OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated December 16, 2002 (incorporated by reference to Exhibit 10.81 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2004)

10.19*	Employment Letter for Michael Klayko (incorporated by reference to Exhibit 10.85 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2004)

10.20†
Amendment Number 3, dated November 22, 2004, to OEM Purchase Agreement between Brocade and Hewlett Packard Company, dated December 16, 2002 (incorporated by reference to Exhibit 10.89 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 29, 2005)

10.21*
Amended and Restated 1999 Employee Stock Purchase Plan and related forms of agreements (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2005)

10.22*
Amended and Restated 1999 Nonstatutory Stock Option Plan and related forms of agreements (incorporated by reference to Exhibit 10.8 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2005)

10.23*	Employment Letter for Ian Whiting dated May 1, 2005 (incorporated by reference to Exhibit 10.92 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2005)

10.24
Tolling Agreement dated as of January 1, 2006, between Gregory L. Reyes and Brocade, David House, William Krause, Nicholas Moore, William O’Brien, Christopher Paisley, Larry Sonsini, Seth Neiman, Neal Dempsey and Sanjay Vaswani (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 28, 2006)

10.25
Notice of partial termination of Tolling Agreement, dated September 11, 2006 (incorporated by reference to Exhibit 10.80 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.26†
Amendment Number 4, dated January 20, 2006, to the OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated December 16, 2002 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 29, 2006)

10.27†
Amendment Number 26, dated September 19, 2006, to Statement of Work Number 1 between International Business Machines Corporation and Brocade dated August 12, 2005 (incorporated by reference to Exhibit 10.103 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.28†
Amendment Number 6, effective as of August 4, 2006, to OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated December 16, 2002 (incorporated by reference to Exhibit 10.105 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.29†
Amendment Number 7, dated August 4, 2006, to OEM Purchase Agreement between Brocade and Hewlett-Packard Company, dated December 16, 2002 (incorporated by reference to Exhibit 10.106 from Brocade’s annual report on Form 10-K for the fiscal year ended October 28, 2006)

10.30†
Amendment Number 5, dated April 20, 2007, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.102 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.31†
Amendment Number 8, dated September 6, 2007, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.103 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

10.32†
Statement of Work Number 7, dated October 1, 2007, to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.104 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2007)

Exhibit Number	Description of Document Number
10.33†
Ninth Amendment, dated November 5, 2007, to OEM Purchase Agreement, dated December 16, 2002, between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 26, 2008)

10.34†
Tenth Amendment, dated December 21, 2007, to OEM Purchase Agreement, dated December 16, 2002, between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 26, 2008)

10.35†
Amendment Number 32, dated January 22, 2008, to Statement of Work Number 1 to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 26, 2008)

10.36*
1999 Director Plan as amended and restated April 10, 2008, and related forms of agreements, as amended (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2008)

10.37*
1999 Stock Plan as amended and restated November 27, 2006, and related forms of agreements, as amended (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 26, 2008)

10.38†
OEM Purchase and License Agreement, dated May 20, 2008, between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 26, 2008)

10.39†
Amendment Number 11, dated April 28, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 26, 2008)

10.40
Commitment letter, dated as of July 21, 2008, with Bank of America, N.A., Banc of America Bridge LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 99.1 from Brocade’s current report on Form 8-K filed on August 14, 2008)

10.41
Stock Purchase Plan and Agreement, dated as of August 13, 2008, between Morgan Stanley & Co. Incorporated and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.120 from Brocade’s annual report on Form 10-K for the fiscal year ended October 25, 2008)

10.42†
Credit Agreement, dated as of October 7, 2008, among the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, HSBC Bank USA National Association and Keybank National Association, as co-documentation agents and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on October 14, 2008)

10.43†
Amendment Number 34, dated June 23, 2008, to Statement of Work Number 1 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.122 from Brocade’s annual report on Form 10-K for the fiscal year ended October 25, 2008)

10.44†
Amendment Number 12, dated August 21, 2008, to Statement of Work Number 3 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.124 from Brocade’s annual report on Form 10-K for the fiscal year ended October 25, 2008)

10.45†
Amendment Number 1, dated July 10, 2008, to Statement of Work Number 7 to Goods Agreement between International Business Machines Corporation and Brocade Communications Systems, Inc. (incorporated by reference to Exhibit 10.125 from Brocade’s annual report on Form 10-K for the fiscal year ended October 25, 2008)

10.46†
Amendment Number 1, dated January 9, 2009, to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 24, 2009)

10.47†
Amendment Number 2, dated October 29, 2008, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 24, 2009)

Exhibit Number	Description of Document Number
10.48†
Amendment Number 12, dated March 11, 2009, with an effective date of February 28, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

10.49†
Amendment Number 13, dated March 14, 2009, with an effective date of March 6, 2009, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

10.50†
Amendment Number 14, dated March 14, 2009, with an effective date as of October 24, 2008, to OEM Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

10.51†
Statement of Work Number 8, dated April 1, 2009, to Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 2, 2009)

10.52*
2009 Stock Plan as amended and restated April 12, 2012, and related forms of agreements, as amended (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.53*
2009 Employee Stock Purchase Plan, as amended and restated April 12, 2012 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.54†
Amendment Number 15, dated May 11, 2009, with an effective date of February 1, 2009, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.55†
Amendment Number 37, dated June 22, 2009, with an effective date of June 19, 2008 [sic], to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.56†
Amendment Number 14, dated June 10, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.57†
Amendment Number 15, dated June 23, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.58†
Amendment Number 3, dated June 8, 2009, with an effective date of June 5, 2009, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the quarterly period ended August 1, 2009)

10.59
Amendment Number 5, dated August 3, 2009, to the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.148 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.60†
Amendment Number 38, dated September 19, 2009, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.149 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.61†
Amendment Number 16, dated September 10, 2009, with an effective date of September 18, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.150 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.62†
Amendment Number 17, dated October 30, 2009, with an effective date of October 28, 2009, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.151 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.63
Amendment Number 4, dated September 22, 2009, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.152 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.64†
Amendment Number 5, dated September 15, 2009, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.153 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

Exhibit Number	Description of Document Number
10.65†
Amendment Number 1, dated October 3, 2009, to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.154 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.66†
Amendment Number 2, dated October 13, 2009, to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.155 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.67†
Amendment Number 3, dated October 1, 2009, to Statement of Work Number 8 of the Goods Agreement between International Business Machines and Brocade (incorporated by reference to Exhibit 10.156 from Brocade’s annual report on Form 10-K for the fiscal year ended October 31, 2009)

10.68*
Senior Leadership Plan (formerly Executive Leadership Plan), as amended as of December 2, 2010 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 29, 2011)

10.69*	Form of Restricted Stock Unit Agreement (Market Stock Units) under the 2009 Stock Plan (incorporated by reference to Exhibit 10.2 from Brocade’s current report on Form 8-K filed on December 9, 2009)

10.70†
Amendment Number 39, dated December 15, 2009, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.71
Amendment and Waiver Number 1, dated January 8, 2010, to the Credit Agreement, dated as of October 7, 2008, by and among Brocade, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Morgan Stanley Senior Funding, Inc., as syndication agent, Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and HSBC Bank USA National Association and Keybank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.72
Purchase Agreement, dated January 13, 2010, between Brocade and J.P. Morgan Inc., as representative of the several Initial Purchasers listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.73
Security Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on January 26, 2010)

10.74
Security Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.2 from Brocade’s current report on Form 8-K filed on January 26, 2010)

10.75
Registration Rights Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.3 from Brocade’s current report on Form 8-K filed on January 26, 2010)

10.76
Registration Rights Agreement, dated as of January 20, 2010, by and among Brocade, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.4 from Brocade’s current report on Form 8-K filed on January 26, 2010)

10.77
Real Estate Sale Agreement effective as of January 25, 2010, by and between Brocade Communications Systems Skyport LLC, a wholly-owned subsidiary of Brocade, and CA-Skyport III Limited Partnership (incorporated by reference to Exhibit 10.10 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.78
Lease Agreement dated as of January 28, 2010, by and between Brocade and CA-Skyport III Limited Partnership (incorporated by reference to Exhibit 10.11 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.79†
Amendment Number 2, dated February 2, 2010, to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.12 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 30, 2010)

10.80†
Amendment Number 3, dated April 13, 2010, to OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

Exhibit Number	Description of Document Number
10.81†
Amendment Number 16, dated March 24, 2010, with an effective date as of June 8, 2009, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

10.82†
Amendment Number 40, dated April 13, 2010, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

10.83†
Amendment Number 3, dated April 19, 2010, with an effective date of January 1, 2010, to Statement of Work Number 6 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

10.84†
Amendment Number 6, dated April 13, 2010, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2010)

10.85†
Amendment Number 17, dated May 21, 2010, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2010)

10.86†
Amendment Number 4, dated May 18, 2010, to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2010)

10.87†
Amendment Number 5, dated May 18, 2010, with an effective date of May 14, 2010, to Statement of Work Number 8 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2010)

10.88†
Amendment Number 19, dated August 4, 2010, to the Product Purchase Agreement between Hewlett-Packard Company and Brocade (incorporated by reference to Exhibit 10.131 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2010)

10.89
Amendment Number 6, dated October 22, 2009, with an effective date of October 29, 2010, to the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.132 from Brocade’s annual report on Form 10- K for the fiscal year ended October 30, 2010)

10.90†
Amendment Number 41, dated September 21, 2010, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.133 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2010)

10.91†
Amendment Number 18, dated September 8, 2010, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.134 from Brocade’s annual report on Form 10-K for the fiscal year ended October 30, 2010)

10.92	Special Ethernet Bonus Program, as approved on December 2, 2010 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 29, 2011)

10.93
Statement of Work Number 9, dated April 8, 2011, to Goods Agreement between International Business Machines Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.94
French Sub-Plan under the 2009 Stock Plan and related forms of agreements (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2011)

10.95
Amendment Number 2, dated as of June 10, 2011, by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, to the Credit Agreement, dated as of October 7, 2008 (as amended), by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on June 10, 2011)

10.96†
Amendment Number 42, dated June 30, 2011, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2011)

Exhibit Number	Description of Document Number
10.97†
Amendment Number 7, dated July 20, 2011, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2011)

10.98†
Amendment Number 43, dated September 23, 2011, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.114 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.99
Amendment Number 19, dated October 12, 2011, with an effective date of October 24, 2011, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.115 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.100*	Senior Leadership Plan, as amended as of October 25, 2011 (incorporated by reference to Exhibit 10.116 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.101*
Rev It Up Plan, approved as of October 25, 2011, and then clarified as of January 23, 2012 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 28, 2012)

10.102*
Sales Leader Plan, approved as of October 28, 2011, and then clarified as of December 21, 2011 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 28, 2012)

10.103*
Amended and Restated Change of Control Retention Agreement between Brocade and Michael Klayko effective as of December 22, 2008 (incorporated by reference to Exhibit 10.119 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.104*
Form of Amended and Restated Change of Control Retention Agreement between Brocade and each of Tyler Wall and Ian Whiting, effective as of December 22, 2008 (incorporated by reference to Exhibit 10.120 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.105*
Form of Change of Control Retention Agreement between Brocade and newly designated executive officers, including Daniel Fairfax effective as of February 23, 2009 (incorporated by reference to Exhibit 10.121 from Brocade’s annual report on Form 10-K for the fiscal year ended October 29, 2011)

10.106*
Form of Restricted Stock Unit Agreement (2012 Market Stock Units) under the 2009 Stock Plan (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended January 28, 2012)

10.107†
Amendment Number 20, dated February 21, 2012, with an effective date of February 29, 2012, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.108†
Amendment Number 44, dated February 29, 2012, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 28, 2012)

10.109†
Amendment Number 45, dated May 18, 2012, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 28, 2012)

10.110*
Agreement and General Release of Claims by and between Brocade Communications Systems, Inc. and Michael Klayko dated as of August 12, 2012 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 28, 2012)

10.111
Amendment Number 4, dated October 11, 2012, to the OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.112 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2012)

10.112†
Amendment Number 21, dated October 18, 2012, with an effective date of October 22, 2012, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.113 from Brocade’s annual report on Form 10-K for the fiscal year ended October 27, 2012)

10.113*	Offer Letter, dated December 20, 2012, between Brocade Communications Systems, Inc. and Lloyd Carney (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on January 14, 2013)

Exhibit Number	Description of Document Number
10.114*
Change of Control Retention Agreement between Brocade Communications Systems, Inc. and Lloyd Carney, effective as of January 14, 2013 (incorporated by reference to Exhibit 10.2 from Brocade’s Form 8-K filed on January 14, 2013)

10.115
Purchase Agreement, dated January 16, 2013, among Brocade, Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers listed in Schedule I thereto, and the Subsidiary Guarantors named therein (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on January 22, 2013)

10.116
Registration Rights Agreement, dated as of January 22, 2013, by and among the Company, the Subsidiary Guarantors listed on the signature pages thereto and the purchasers named therein (incorporated by reference to Exhibit 10.2 from Brocade’s Form 8-K filed on January 22, 2013)

10.117*	2013 Inducement Award Plan (incorporated by reference to Exhibit 10.3 from Brocade’s Form 8-K filed on January 22, 2013)

10.118*	Form of Stock Option Agreement under the 2013 Inducement Award Plan (incorporated by reference to Exhibit 10.4 from Brocade’s Form 8-K filed on January 22, 2013)

10.119*	Form of Restricted Stock Unit Agreement under the 2013 Inducement Award Plan (incorporated by reference to Exhibit 10.5 from Brocade’s Form 8-K filed on January 22, 2013)

10.120*
Form of Amendment to Change of Control Agreement between Brocade and Brocade’s executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on February 21, 2013)

10.121*	2009 Director Plan, as amended and restated on April 11, 2013 (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 27, 2013)

10.122*	Performance Bonus Plan, as approved on April 11, 2013 (incorporated by reference to Exhibit 10.3 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 27, 2013)

10.123†
Amendment Number 5, dated February 13, 2013, to the OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.4 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 27, 2013)

10.124†
Amendment Number 46, dated March 8, 2013, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.5 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 27, 2013)

10.125†
Amendment Number 22, dated March 14, 2013, with an effective date of March 20, 2013, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.6 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 27, 2013)

10.126†
Amendment Number 8, dated April 11, 2013, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.7 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended April 27, 2013)

10.127*
Senior Leadership Plan for fiscal year 2013, as approved on July 26, 2013 (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 27, 2013)

10.128
Amendment Number 6, dated June 19, 2013, with an effective date of May 22, 2013, to the OEM Purchase and License Agreement between EMC Corporation and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended July 27, 2013)

10.129*
Amended and Restated Change of Control Retention Agreement for Lloyd Carney between Brocade and Lloyd Carney, Brocade’s Chief Executive Officer (incorporated by reference to Exhibit 10.1 from Brocade’s Form 8-K filed on October 25, 2013)

10.130*
Form of Change of Control Retention Agreement between Brocade and Brocade’s executive officers other than the Chief Executive Officer (entered into with each of Ken Cheng, Dan Fairfax, Jeff Lindholm and Tyler Wall) (incorporated by reference to Exhibit 10.2 from Brocade’s Form 8-K filed on October 25, 2013)

Exhibit Number	Description of Document Number
10.131
Amendment Number 3, dated as of January 8, 2013, by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, to the Credit Agreement, dated as of October 7, 2008 (as amended), by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.132 from Brocade’s annual report on Form 10-K filed on December 16, 2013)

10.132
Amendment Number 4, dated as of October 7, 2013, by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, to the Credit Agreement, dated as of October 7, 2008 (as amended), by and among Brocade Communications Systems, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.133 from Brocade’s annual report on Form 10-K filed on December 16, 2013)

10.133
Amendment Number 1, dated October 29, 2013, to Statement of Work Number 9 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.134 from Brocade’s annual report on Form 10-K filed on December 16, 2013)

10.134†
Amendment Number 23, dated September 30, 2013, with an effective date of October 10, 2013, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.135 from Brocade’s annual report on Form 10-K filed on December 16, 2013)

10.135†
Amendment Number 47 dated October 9, 2013, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.136 from Brocade’s annual report on Form 10-K filed on December 16, 2013)

10.136†
Amendment Number 9 dated October 16, 2013, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.137 from Brocade’s annual report on Form 10-K filed on December 16, 2013)

10.137*
Form of Indemnification Agreement to be entered into between Brocade and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 3, 2014)

10.138†
Amendment Number 24 dated April 17, 2014, with an effective date of April 23, 2014, to Statement of Work Number 3 of the Goods Agreement between IBM and Brocade (incorporated by reference to Exhibit 10.2 from Brocade’s quarterly report on Form 10-Q for the fiscal quarter ended May 3, 2014)

10.139††	Amendment Number 48 dated August 15, 2014, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

10.140††	Amendment Number 10, dated September 5, 2014, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade

10.141††	Amendment Number 7, dated October 31, 2014, to the OEM Purchase and License Agreement between EMC Corporation and Brocade

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of attorney (see signatures page)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description of Document Number
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

#	Unless otherwise indicated, SEC file number for each document incorporated by reference is 000-25601.

†	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

††	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

b.	Exhibits
See Exhibit Index included in Item 15(a) of this Form 10-K.

c.	Financial Statement Schedules

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Fiscal Years Ended November 1, 2014, October 26, 2013, and October 27, 2012

	Balance at Beginning of Period	Additions (Recoveries) Charged to Revenues	Deductions (1)	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts:
2014	$575	$(85)	$(410)	$80
2013	$833	$319	$(577)	$575
2012	$1,388	$1,482	$(2,037)	$833
Sales allowances:
2014	$7,321	$7,563	$(7,488)	$7,396
2013	$9,759	$8,885	$(11,323)	$7,321
2012	$5,011	$10,947	$(6,199)	$9,759

(1)	Deductions related to the allowance for doubtful accounts and sales allowances represent amounts written off against the allowance and recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

December 19, 2014	By:	/S/ LLOYD A. CARNEY
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

Signature	Title	Date

/S/ LLOYD A. CARNEY	Director and Chief Executive Officer (Principal Executive Officer)	December 19, 2014
Lloyd A. Carney

/S/ DANIEL W. FAIRFAX	Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)	December 19, 2014
Daniel W. Fairfax

/S/ DAVID L. HOUSE	Chairman of the Board of Directors	December 19, 2014
David L. House

/S/ JUDY BRUNER	Director	December 18, 2014
Judy Bruner

/S/ RENATO DIPENTIMA	Director	December 19, 2014
Renato DiPentima

/S/ ALAN EARHART	Director	December 18, 2014
Alan Earhart

/S/ JOHN GERDELMAN	Director	December 19, 2014
John Gerdelman

/S/ L. WILLIAM KRAUSE	Director	December 18, 2014
L. William Krause

/S/ DAVID E. ROBERSON	Director	December 19, 2014
David E. Roberson

/S/ SANJAY VASWANI	Director	December 19, 2014
Sanjay Vaswani