Form 10-Q
period 2015-01-31
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2015-03-06
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of February 27, 2015, was 421,726,760 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
For the Quarter Ended January 31, 2015

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	January 31, 2015	January 25, 2014
	(In thousands, except per share amounts)
Net revenues:
Product	$486,238	$475,205
Service	90,001	89,330
Total net revenues	576,239	564,535
Cost of revenues:
Product	149,926	153,627
Service	36,630	38,238
Total cost of revenues	186,556	191,865
Gross margin	389,683	372,670
Operating expenses:
Research and development	85,231	87,156
Sales and marketing	140,238	132,665
General and administrative	24,671	20,143
Amortization of intangible assets	138	9,883
Restructuring and other related costs	—	6,217
Gain on sale of network adapter business	—	(4,884)
Total operating expenses	250,278	251,180
Income from operations	139,405	121,490
Interest expense	(25,424)	(9,196)
Interest income and other loss, net	(559)	(1,336)
Income before income tax	113,422	110,958
Income tax expense	26,155	30,074
Net income	$87,267	$80,884
Net income per share—basic	$0.20	$0.18
Net income per share—diluted	$0.20	$0.18
Shares used in per share calculation—basic	428,536	440,573
Shares used in per share calculation—diluted	439,156	453,549

Cash dividends declared per share	$0.035	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	January 31, 2015	January 25, 2014
	(In thousands)
Net income	$87,267	$80,884
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	(1,774)	(924)
Net gains and losses reclassified into earnings	603	(31)
Net unrealized losses on cash flow hedges	(1,171)	(955)
Foreign currency translation adjustments	(4,221)	(823)
Total other comprehensive loss	(5,392)	(1,778)
Total comprehensive income	$81,875	$79,106
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2015	November 1, 2014
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,359,365	$1,255,017
Restricted cash	311,918	—
Accounts receivable, net of allowances for doubtful accounts of $107 and $80 at January 31, 2015, and November 1, 2014, respectively	239,767	224,913
Inventories	40,275	38,718
Deferred tax assets	99,691	92,692
Prepaid expenses and other current assets	43,498	46,665
Total current assets	2,094,514	1,658,005
Property and equipment, net	442,644	445,433
Goodwill	1,567,718	1,567,723
Intangible assets, net	33,633	26,658
Other assets	44,972	35,856
Total assets	$4,183,481	$3,733,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,198	$93,705
Accrued employee compensation	96,598	169,018
Deferred revenue	236,322	239,993
Current portion of long-term debt	300,778	1,826
Other accrued liabilities	84,134	82,766
Total current liabilities	806,030	587,308
Long-term debt, net of current portion	783,597	595,450
Non-current deferred revenue	73,227	71,746
Non-current income tax liability	47,451	39,647
Non-current deferred tax liabilities	19,302	27,153
Other non-current liabilities	4,289	4,310
Total liabilities	1,733,896	1,325,614
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 423,622 and 431,470 shares at January 31, 2015, and November 1, 2014, respectively	424	431
Additional paid-in capital	1,748,959	1,774,197
Accumulated other comprehensive loss	(24,206)	(18,814)
Retained earnings	724,408	652,247
Total stockholders’ equity	2,449,585	2,408,061
Total liabilities and stockholders’ equity	$4,183,481	$3,733,675
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31, 2015	January 25, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$87,267	$80,884
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(16,102)	(14,335)
Depreciation and amortization	19,575	38,754
Loss on disposal of property and equipment	444	2,348
Gain on sale of network adapter business	—	(4,884)
Amortization of debt issuance costs and debt discount	1,056	281
Call premium cost and write-off of debt discount and debt issuance costs related to lenders that did not participate in refinancing	15,122	—
Provision for doubtful accounts receivable and sales allowances	2,403	1,567
Non-cash stock-based compensation expense	24,082	18,588
Changes in assets and liabilities, net of acquisitions:
Restricted cash	(11,918)	—
Accounts receivable	(17,256)	29,771
Inventories	1,155	2,097
Prepaid expenses and other assets	(5,746)	3,486
Deferred tax assets	494	95
Accounts payable	(8,776)	(8,077)
Accrued employee compensation	(77,033)	(39,208)
Deferred revenue	(2,190)	(5,414)
Other accrued liabilities	(1,423)	10,455
Restructuring liabilities	(761)	(6,939)
Net cash provided by operating activities	10,393	109,469
Cash flows from investing activities:
Purchases of property and equipment	(16,514)	(12,966)
Purchase of intangible assets	(7,750)	—
Proceeds from collection of note receivable	250	250
Proceeds from sale of network adapter business	—	9,995
Net cash used in investing activities	(24,014)	(2,721)
Cash flows from financing activities:
Payment of debt issuance costs	(409)	—
Payment of principal related to capital leases	(1,154)	(608)
Common stock repurchases	(128,966)	(140,380)
Proceeds from issuance of common stock	21,036	32,410
Payment of cash dividends to stockholders	(15,106)	—
Proceeds from convertible notes	565,656	—
Purchase of convertible hedge	(86,135)	—
Proceeds from issuance of warrants	51,175	—
Excess tax benefits from stock-based compensation	16,102	14,335
Increase in restricted cash	(300,000)	—
Net cash provided by (used in) financing activities	122,199	(94,243)
Effect of exchange rate fluctuations on cash and cash equivalents	(4,230)	(815)
Net increase in cash and cash equivalents	104,348	11,690
Cash and cash equivalents, beginning of period	1,255,017	986,997
Cash and cash equivalents, end of period	$1,359,365	$998,687
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,333	$17,265
Cash paid for income taxes	$13,128	$4,074
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of November 1, 2014, was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2014.
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
The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday in October or the first Saturday in November, respectively. Fiscal year 2015 is a 52-week fiscal year and fiscal year 2014 was a 53-week fiscal year. The second quarter of fiscal year 2014 was a 14-week quarter, which was one week longer than a typical quarter.
The Condensed Consolidated Financial Statements include the accounts of Brocade and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates in Preparation of Condensed Consolidated Financial Statements
The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, sales allowances and programs, allowance for doubtful accounts, stock-based compensation, purchase price allocations, warranty obligations, inventory valuation and purchase commitments, restructuring costs, incentive compensation, facilities lease losses, impairment of goodwill and intangible assets, litigation, and income taxes. Actual results may differ materially from these estimates.

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the three months ended January 31, 2015, as compared to the significant accounting policies disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended November 1, 2014.
New Accounting Pronouncements or Updates Recently Adopted
In March 2013, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. Under this update, an entity is required to release any cumulative translation adjustment into net income when the entity ceases to have a controlling financial interest resulting from the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. This update should be applied prospectively. The Company adopted this update in the first quarter of fiscal year 2015. There was no material impact on its financial position, results of operations, or cash flows.

Recent Accounting Pronouncements or Updates That Are Not Yet Effective
In April 2014, the FASB issued an update to ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this update, a discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. Only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. This update should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. This update becomes effective and will be adopted by the Company in the first quarter of fiscal year 2018. Early adoption is not permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are primarily maintained at five major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of January 31, 2015, one customer individually accounted for 24% of total accounts receivable and no other customers exceeded 10% of total accounts receivable. As of November 1, 2014, three customers individually accounted for 15%, 12%, and 11% of total accounts receivable, for a combined total of 38% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.
For the three months ended January 31, 2015, three customers individually accounted for 20%, 14%, and 10% of the Company’s total net revenues for a combined total of 44% of total net revenues. For the three months ended January 25, 2014, four customers individually accounted for 18%, 18%, 11%, and 10% of the Company’s total net revenues for a combined total of 57% of total net revenues.
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
The net carrying amount of the network adapter business’ assets and liabilities at the time of the divestiture was $5.1 million, comprised primarily of associated goodwill of $4.1 million. The sale resulted in a gain of $4.9 million in the three months ended January 25, 2014, which is presented in the Company’s Condensed Consolidated Statements of Income as “Gain on sale of network adapter business.”

4. Goodwill and Intangible Assets
The following table presents a summary of the net carrying value of the Company’s intangible assets (in thousands):

	January 31, 2015	November 1, 2014
Indefinite-lived intangible assets
Goodwill	$1,567,718	$1,567,723
In-process research and development (1)	15,110	15,110
Finite-lived intangible assets
Total intangible assets subject to amortization (2)	18,523	11,548
Total intangible assets	$1,601,351	$1,594,381

(1)
Acquired in-process research and development (“IPR&D”) is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. If the research and development effort associated with the IPR&D is successfully completed, then the IPR&D intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed. The development effort on the IPR&D intangible asset is expected to be completed by the first half of fiscal year 2016.

(2)	During the three months ended January 31, 2015, the Company purchased a perpetual, non-exclusive license to certain patents for $7.8 million.
The following table summarizes goodwill activity by reportable segment for the three months ended January 31, 2015 (in thousands):

	SAN Products	Internet Protocol (“IP”) Networking Products	Global Services	Total
Balance at November 1, 2014
Goodwill	$176,346	$1,365,175	$155,416	$1,696,937
Accumulated impairment losses	—	(129,214)	—	(129,214)
	176,346	1,235,961	155,416	1,567,723
Tax and other adjustments during the three months ended January 31, 2015 (1)	(5)	—	—	(5)
Balance at January 31, 2015
Goodwill	176,341	1,365,175	155,416	1,696,932
Accumulated impairment losses	—	(129,214)	—	(129,214)
	$176,341	$1,235,961	$155,416	$1,567,718

(1)	The goodwill adjustments during the three months ended January 31, 2015, were primarily a result of tax benefits from the exercise of stock awards of acquired companies.
The Company conducts the goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events occur or facts and circumstances indicate it is more likely than not that the fair value of a reporting unit has fallen below its carrying amount. For the annual goodwill impairment test, the Company uses the income approach, the market approach, or a combination thereof to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value applying various observable market-based multiples to the reporting unit’s operating results and then applying an appropriate control premium. For the fiscal year 2014 annual goodwill impairment test, the Company used a combination of approaches to estimate each reporting unit’s fair value. The Company believed that, at the time of the impairment testing performed in the second fiscal quarter of 2014, the income approach and the market approach were equally representative of a reporting unit’s fair value.

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
Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2014, the Company determined that no impairment needed to be recorded for Storage Area Networking (“SAN”) Products, Ethernet Switching & IP Routing, and Global Services reporting units, as these reporting units passed the first step of goodwill impairment testing.
However, the Company determined that the fair value of the ADP reporting unit was below the reporting unit’s carrying value. Accordingly, the Company performed the second step of the goodwill impairment test to measure the amount of the impairment. During the second step, the Company assigned the ADP reporting unit’s fair value to the reporting unit’s assets and liabilities, using the relevant acquisition accounting guidance, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the ADP reporting unit was below the carrying cost and, as a result, an impairment loss of $83.4 million was recorded.
As of January 31, 2015, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount since the annual goodwill impairment analysis performed during the second quarter of fiscal year 2014.

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The Company did not incur costs to renew or extend the term of recognized intangible assets during the three months ended January 31, 2015. The following tables present details of the Company’s finite-lived intangible assets (in thousands, except for weighted-average remaining useful life):

January 31, 2015	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$590	$262	$328	2.80
Core/developed technology	12,080	2,602	9,478	4.07
Patent license (1)	7,750	—	7,750	18.74
Customer relationships	1,080	479	601	2.76
Non-compete agreements	810	444	366	1.76
Total intangible assets	$22,310	$3,787	$18,523	10.10

November 1, 2014	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$590	$227	$363	3.00
Core/developed technology	12,080	1,964	10,116	4.30
Customer relationships	1,080	427	653	3.01
Non-compete agreements	810	394	416	2.01
Total intangible assets	$14,560	$3,012	$11,548	4.10

(1)
The patent license was assigned an estimated useful life that reflects the Company’s consumption of the expected defensive benefits related to this intangible asset. The method of amortization for the patent license reflects the Company’s estimate of the pattern in which these expected defensive benefits will be consumed or otherwise used up by the Company, and is primarily driven by a mix of expiration patterns of the individual patents included in the license.

The following table presents the amortization of finite-lived intangible assets included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	January 31, 2015	January 25, 2014
Cost of revenues	$637	$6,462
Operating expenses	138	9,883
Total	$775	$16,345
The following table presents the estimated future amortization of finite-lived intangible assets as of January 31, 2015 (in thousands):

Fiscal Year	Estimated Future Amortization
2015 (remaining nine months)	$3,173
2016	3,875
2017	3,476
2018	3,139
2019	1,680
Thereafter	3,180
Total	$18,523

5. Balance Sheet Details
The following tables provide details of selected balance sheet items (in thousands):

	January 31, 2015	November 1, 2014
Inventories:
Raw materials	$11,592	$10,491
Finished goods	28,683	28,227
Inventories, net	$40,275	$38,718

	January 31, 2015	November 1, 2014
Property and equipment:
Computer equipment	$13,569	$13,679
Software	64,266	62,919
Engineering and other equipment (1)	385,394	383,412
Furniture and fixtures (1)	28,646	29,053
Leasehold improvements	24,651	23,607
Land and building	384,426	384,659
Subtotal	900,952	897,329
Less: Accumulated depreciation and amortization (1), (2)	(458,308)	(451,896)
Property and equipment, net	$442,644	$445,433

(1)
Engineering and other equipment, furniture and fixtures, and accumulated depreciation and amortization include the following amounts under capital leases as of January 31, 2015, and November 1, 2014, respectively (in thousands):

	January 31, 2015	November 1, 2014
Cost	$11,925	$11,925
Accumulated depreciation	(7,669)	(7,209)
Property and equipment, net, under capital leases	$4,256	$4,716

(2)	The following table presents the depreciation of property and equipment included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	January 31, 2015	January 25, 2014
Depreciation expense	$18,800	$22,409

6. Fair Value Measurements
The Company applies fair value measurements to both financial and non-financial assets and liabilities. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of January 31, 2015.
The fair value accounting guidance permits companies to elect fair value measurement for many financial instruments and certain other items that are not required to be accounted for at fair value. The Company did not elect to measure any eligible financial instruments or other assets at fair value as of January 31, 2015, and November 1, 2014.
Fair Value Hierarchy
The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured and recorded at fair value on a recurring basis as of January 31, 2015, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of January 31, 2015	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,113,605	$1,113,605	$—	$—
Derivative assets	108	—	108	—
Total assets measured at fair value	$1,113,713	$1,113,605	$108	$—
Liabilities:
Derivative liabilities	$3,310	$—	$3,310	$—
Total liabilities measured at fair value	$3,310	$—	$3,310	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
Assets and liabilities measured and recorded at fair value on a recurring basis as of November 1, 2014, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of November 1, 2014	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,009,283	$1,009,283	$—	$—
Derivative assets	99	—	99	—
Total assets measured at fair value	$1,009,382	$1,009,283	$99	$—
Liabilities:
Derivative liabilities	$1,937	$—	$1,937	$—
Total liabilities measured at fair value	$1,937	$—	$1,937	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
During the three months ended January 31, 2015, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

7. Restructuring and Other Related Costs
The following table provides details of the Company’s restructuring and other charges (in thousands):

	Three Months Ended
	January 31, 2015	January 25, 2014
Severance and benefits	$—	$(1,744)
Lease loss reserve and related costs	—	7,961
Restructuring and other related costs	$—	$6,217

The following table provides a reconciliation of the Company’s beginning and ending restructuring liability balances (in thousands):

	Fiscal 2013 Fourth Quarter Restructuring Plan			Prior Restructuring Plans
	Severance and Benefits	Contract Terminations and Other	Lease Loss Reserve and Related Costs	Lease Loss Reserve and Related Costs	Total
Restructuring liabilities at November 1, 2014	$171	$42	$3,949	$994	$5,156
Cash payments	—	(42)	(416)	(112)	(570)
Translation adjustment	—	—	(192)	—	(192)
Restructuring liabilities at January 31, 2015	$171	$—	$3,341	$882	$4,394

Current restructuring liabilities at January 31, 2015	$171	$—	$1,496	$396	$2,063
Non-current restructuring liabilities at January 31, 2015	$—	$—	$1,845	$486	$2,331
Fiscal 2013 Fourth Quarter Restructuring Plan
During the fiscal year ended October 26, 2013, and the first quarter of fiscal year 2014, the Company restructured certain business operations and reduced the Company’s operating expense structure. The restructuring plan was approved by the Company’s management and communicated to the Company’s employees in September 2013. The restructuring plan included a workforce reduction of approximately 250 employees, primarily in the engineering, sales, and marketing organizations, as well as the cancellation of certain nonrecurring engineering agreements and exits from certain leased facilities. The Company substantially completed the restructuring plan by the end of the first quarter of fiscal year 2014.
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the restructuring liabilities balance if necessary. During the three months ended January 31, 2015, there were no adjustments made to the restructuring liabilities balance, as there were no changes in its estimates or assumptions.
The restructuring and other related charges are included in “Restructuring and other related costs” on the Condensed Consolidated Statements of Income.
Prior Restructuring Plans
Prior to fiscal year 2013, the Company also recorded charges related to estimated facilities lease losses, net of expected sublease income, due to consolidation of real estate space as a result of acquisitions.
Cash payments for facilities that are part of the Company’s lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2021.

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			January 31, 2015		November 1, 2014
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Convertible Senior Unsecured Notes
2020 Convertible Notes	2020	1.375%	$575,000	4.98%	$—	—%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	300,000	4.83%
Senior Secured Notes:
2020 Notes	2015	6.875%	300,000	8.39%	300,000	7.26%
Capital lease obligations	2016	5.000%	963	5.00%	2,115	5.37%
Total long-term debt			1,175,963		602,115
Less:
Unamortized discount			91,588		4,839
Current portion of long-term debt			300,778		1,826
Long-term debt, net of current portion			$783,597		$595,450
Convertible Senior Unsecured Notes
On January 14, 2015, the Company issued $575.0 million aggregate principal amount of 1.375% convertible senior unsecured notes due 2020 (the “2020 Convertible Notes”) pursuant to an indenture, dated as of January 14, 2015, between the Company and Wells Fargo Bank, National Association, as the trustee (the “Offering”). Net of an original issue discount, the Company received $565.7 million in proceeds from the offering of the 2020 Convertible Notes. Concurrently with the closing of the Offering, the Company called for redemption its outstanding 6.875% senior secured notes due 2020 (the “2020 Notes”) and irrevocably deposited a portion of the net proceeds from the Offering with the trustee to discharge the 2020 Indenture as described below under “Senior Secured Notes”.
The 2020 Convertible Notes bear interest payable semi-annually on January 1 and July 1 of each year, beginning on July 1, 2015. No payments were made toward the principal of the 2020 Convertible Notes during the three months ended January 31, 2015.
The Company separately accounts for the liability and equity components of the 2020 Convertible Notes. The fair value of the liability component, used in the allocation between the liability and equity components as of the date of issuance, was based on the present value of cash flows using a discount rate of 4.57%, the Company’s borrowing rate for a similar debt instrument without the conversion feature. The carrying values of the liability and equity components of the 2020 Convertible Notes are as follows (in thousands):

	January 31, 2015	November 1, 2014
Principal	$575,000	$—
Less: Unamortized discount of the liability component	88,457	—
Net carrying amount of liability component	$486,543	$—
Carrying amount of equity component	$81,818	$—
As of January 31, 2015, the remaining period of amortization for the discount is 4.92 years. During the three months ended January 31, 2015, the amount of interest cost recognized for amortization of the discount and for contractual interest coupon in relation to the 2020 Convertible Notes was $0.7 million and 0.4 million, respectively. No interest cost was recognized in relation to the 2020 Convertible Notes during the three months ended January 25, 2014.
As of January 31, 2015, the fair value of the 2020 Convertible Notes was approximately $591.0 million, which was estimated based on broker trading prices.
The 2020 Convertible Notes mature on January 1, 2020, unless repurchased or converted in accordance with their terms prior to such date. The 2020 Convertible Notes are not callable prior to their maturity. The 2020 Convertible Notes are convertible at an initial conversion rate of 62.7746 shares of common stock per $1,000 principal amount of the notes, which is equal to an initial conversion price of approximately $15.93 per share. 36.1 million shares are initially issuable upon conversion of the 2020 Convertible Notes.
Holders of the 2020 Convertible Notes may convert all or a portion of their notes prior to the close of business on the business day immediately preceding September 1, 2019, in multiples of $1,000 principal amount, only under the following circumstances:

•
During any fiscal quarter commencing after the fiscal quarter ending on May 2, 2015 (and only during such fiscal quarter), if the last reported sale price of common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the notes on each applicable trading day;

•
During the five-business-day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each trading day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the conversion rate of the notes on each such trading day; or

•	Upon the occurrence of certain corporate events as specified in the terms of the indenture governing the 2020 Convertible Notes.
On or after September 1, 2019, to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes regardless of the foregoing conditions.
As of January 31, 2015, the circumstances for conversion have not been triggered and the 2020 Convertible Notes were not convertible. The if-converted value of the 2020 Convertible Notes as of January 31, 2015, did not exceed the principal amount of the 2020 Convertible Notes.
If a fundamental change, as specified in the terms of the indenture governing the 2020 Convertible Notes, occurs prior to the maturity date, holders of the notes may require the Company to repurchase the 2020 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2020 Convertible Notes repurchased, plus accrued and unpaid interest, if any, up to the repurchase date. As of January 31, 2015, a fundamental change has not occurred and the 2020 Convertible Notes were not re-purchasable.
Convertible Note Hedge and Warrant Related to the Convertible Senior Unsecured Notes
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge transactions with certain financial institutions (the “counterparties”) with respect to its common stock. Upon conversion of the 2020 Convertible Notes, the convertible note hedge transactions, subject to anti-dilution adjustments substantially identical to those in the 2020 Convertible Notes, give the Company the right to acquire approximately 36.1 million shares of common stock at an initial strike price of $15.93 per share. The convertible note hedge transactions are expected generally to reduce the potential common stock dilution, and/or offset potential cash payments in excess of the principal amount of converted notes, upon conversion of the notes in the event that the market price per share of our common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions. The convertible note hedge transactions will be terminated on the maturity date of the 2020 Convertible Notes or earlier under certain circumstances. The convertible note hedge transactions cost of $86.1 million has been accounted for as an equity transaction.
Separately from the convertible note hedge transactions, the Company entered into warrant transactions with the counterparties pursuant to which the Company sold warrants to the counterparties to acquire, subject to customary anti-dilution adjustments, up to 36.1 million shares in the aggregate at an initial strike price of $20.65 per share. The primary reason the Company entered into these warrant transactions was to partially offset the cost of the convertible note hedge transactions. The warrants mature over 60 trading days commencing on April 1, 2020, and are exercisable solely on the maturity dates. The warrants are subject to net share settlement; however, the Company may elect to cash settle the warrants. The Company received gross proceeds of $51.2 million from the warrants transaction, which has been accounted for as an equity transaction.
In connection with the dilutive impact from the 2020 Convertible Notes and the convertible note hedge and warrant transactions that the Company entered into with certain financial institutions with respect to its common stock, see Note 15, “Net Income per Share,” of the Notes to Condensed Consolidated Financial Statements for further discussion.
Senior Unsecured Notes
In January 2013, the Company issued 4.625% senior unsecured notes in the aggregate principal amount of $300.0 million due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of January 22, 2013 (the “2023 Indenture”), between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the 2023 Notes, and Wells Fargo Bank, National Association, as the trustee. The guarantees of the 2023 Notes were released upon the termination of the Senior Secured Credit Facility and discharge of the 2020 Indenture, and, as a result, the Company has ceased presenting condensed consolidated financial statements for the parent company, the former subsidiary guarantors, and non-guarantor subsidiaries effective in the first fiscal quarter of 2015. See Note 16, “Guarantor and Non-Guarantor Subsidiaries,” of the Notes to Condensed Consolidated Financial Statements.
The 2023 Notes bear interest payable semiannually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the three months ended January 31, 2015.
As of January 31, 2015, and November 1, 2014, the fair value of the 2023 Notes was approximately $295.6 million and $292.4 million, respectively, which was estimated based on broker trading prices.
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
Senior Secured Notes
In January 2010, the Company issued $300.0 million in aggregate principal amount of the 2020 Notes pursuant to an indenture, dated as of January 20, 2010, between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the 2020 Notes, and Wells Fargo Bank, National Association, as the trustee (the “2020 Indenture”). Interest on the 2020 Notes was payable semiannually on January 15 and July 15 of each year. The Company’s obligations under the 2020 Notes were previously guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets. However, all guarantees were released upon the discharge of the 2020 Indenture, and, as a result, the Company has ceased presenting condensed consolidated financial statements for the parent company, the former subsidiary guarantors, and non-guarantor subsidiaries effective in the first fiscal quarter of 2015. See Note 16, “Guarantor and Non-Guarantor Subsidiaries,” of the Notes to Condensed Consolidated Financial Statements.
On January 14, 2015, the Company called the 2020 Notes for redemption at a redemption price equal to 103.438% of the principal amount of the 2020 Notes, and irrevocably deposited $322.2 million with the trustee for the 2020 Notes to discharge the 2020 Indenture. As a result of the deposit and discharge, the guarantees provided by certain of the Company’s domestic subsidiaries, and the liens granted by the Company and the subsidiary guarantors to secure their obligations with respect to the 2020 Notes, were released as of the date of the deposit. The amount deposited with the trustee included $300.0 million to repay the principal amount of the 2020 Notes, $10.3 million representing the difference between the redemption price and the principal amount of the 2020 Notes (“Call Premium”), $10.3 million for accrued interest through January 15, 2015, and $1.6 million of unpaid interest payable up to the redemption date of February 13, 2015. The trustee will use the deposited amounts to redeem the 2020 Notes on February 13, 2015. The Company reported the deposited amounts as “Restricted cash” on the Condensed Consolidated Balance Sheet as of January 31, 2015.
In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs accounting, the Company expensed the Call Premium, remaining debt issuance costs, and remaining original issue discount relating to the 2020 Notes in the first quarter of fiscal year 2015, which totaled $20.4 million. The Company reported this expense within “Interest expense” on the Condensed Consolidated Statements of Income for the three months ended January 31, 2015.
As of January 31, 2015, and November 1, 2014, the fair value of the 2020 Notes was approximately $310.1 million and $312.5 million, respectively, which was estimated based on broker trading prices.
Senior Secured Credit Facility
In October 2008, the Company entered into a credit agreement for (i) a five-year, $1,100.0 million term loan facility and (ii) a five-year, $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (“Senior Secured Credit Facility”). The credit agreement was subsequently amended in January 2010, June 2011, January 2013, October 2013, and April 2014, to, among other things, remove and update certain covenants, reduce interest rates on the term loan facility, reduce interest rates and fees on the revolving credit facility, and extend the maturity date of the revolving credit facility to January 7, 2015. The term loan was prepaid in full, and there were no principal amounts or commitments outstanding under the term loan facility as of either January 31, 2015, or November 1, 2014.
On January 9, 2015, the Company terminated the Senior Secured Credit Facility.
Debt Maturities
As of January 31, 2015, our aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2015 (remaining nine months)	$300,672
2016	291
2017	—
2018	—
2019	—
Thereafter	875,000
Total	$1,175,963

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 31, 2015, and January 25, 2014, respectively (in thousands):

	Accrued Warranty
	Three Months Ended
	January 31, 2015	January 25, 2014
Beginning balance	$7,486	$8,632
Liabilities accrued for warranties issued during the period	1,262	866
Warranty claims paid and used during the period	(1,114)	(1,761)
Changes in liability for pre-existing warranties during the period	(446)	(455)
Ending balance	$7,188	$7,282
In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s product, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 31, 2015, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.

Manufacturing and Purchase Commitments
Brocade has manufacturing arrangements with contract manufacturers (“CMs”) under which Brocade provides product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. Brocade issues purchase orders and the CMs then generate invoices based on prices and payment terms mutually agreed upon and set forth in those purchase orders. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs.
As of January 31, 2015, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $181.4 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $1.1 million, which is reported within “Other accrued liabilities” on the Condensed Consolidated Balance Sheet as of January 31, 2015. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to consume in normal ongoing operations.
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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the three months ended January 31, 2015, and January 25, 2014, were the euro, the British pound, the Indian rupee, the Chinese yuan, the Japanese yen, the Singapore dollar, and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements.

The Company utilizes a rolling hedge strategy for the majority of its foreign currency derivative instruments with cash flow hedge accounting designation that hedges exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. The Company’s foreign currency risk management program includes foreign currency derivatives with a cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than 15 months. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive income was not significant for the three months ended January 31, 2015, and January 25, 2014.
Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income (loss), net.” The amount recorded on ineffective cash flow hedges was not significant for the three months ended January 31, 2015, and January 25, 2014, respectively.
Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the Condensed Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended
	January 31, 2015	January 25, 2014
Cost of revenues	$(136)	$72
Research and development	(35)	(300)
Sales and marketing	(454)	239
General and administrative	(58)	22
Total	$(683)	$33
Alternatively, the Company may choose not to hedge the foreign currency risk associated with its foreign currency exposures if the Company believes such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. The net foreign currency exchange gains and losses recorded as part of “Interest income and other loss, net” were losses of $1.0 million and $0.1 million for the three months ended January 31, 2015, and the three months ended January 25, 2014, respectively.
As of January 31, 2015, the Company had gross unrealized loss positions of $3.3 million and gross unrealized gain positions of $0.1 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.
Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In U.S. dollars	As of January 31, 2015	As of November 1, 2014	As of January 31, 2015	As of November 1, 2014
Euro	$9,741	$14,404	$12,985	$19,200
British pound	7,887	11,168	10,517	14,891
Indian rupee	14,510	19,413	—	—
Chinese yuan	7,638	10,406	—	—
Singapore dollar	6,583	9,242	—	—
Japanese yen	6,342	8,856	—	—
Swiss franc	5,863	7,468	—	—
Total	$58,564	$80,957	$23,502	$34,091

11. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, was included in the following line items of the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	January 31, 2015	January 25, 2014
Cost of revenues	$3,816	$3,142
Research and development	4,933	4,336
Sales and marketing	9,843	6,765
General and administrative	5,490	4,345
Total stock-based compensation	$24,082	$18,588

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended
	January 31, 2015	January 25, 2014
Stock options	$1,356	$1,281
Restricted stock units, including stock units with market conditions (altogether “RSUs”)	17,934	14,584
Employee stock purchase plan (“ESPP”)	4,792	2,723
Total stock-based compensation	$24,082	$18,588
The following table presents the unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of January 31, 2015, which is expected to be recognized over the following weighted-average periods (in thousands, except for the weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$5,791	1.41
RSUs	$130,468	2.04
ESPP	$12,005	0.95
The following table presents details on grants made by the Company for the following periods:

	Three Months Ended
	January 31, 2015		January 25, 2014
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	1,117	$3.09	1,270	$3.25
RSUs	3,641	$10.87	2,885	$10.75
The total intrinsic value of stock options exercised for the three months ended January 31, 2015, and January 25, 2014, was $1.0 million and $2.1 million, respectively.

12. Stockholders’ Equity
Dividends
During the three months ended January 31, 2015, the Company’s Board of Directors declared the following dividends (in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount Paid	Payment Date
November 24, 2014	$0.035	December 10, 2014	$15,106	January 2, 2015

No dividends were declared or paid by the Company during the three months ended January 25, 2014. Future dividend payments are subject to review and approval by the Company’s Board of Directors.
Convertible Note Hedge and Warrant Related to the Convertible Senior Unsecured Notes
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge and warrant transactions with certain financial institutions with respect to its common stock. See Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements for further discussion.
Accumulated Other Comprehensive Loss
The tax effects allocated to each component of other comprehensive income (loss) for the three months ended January 31, 2015, and January 25, 2014, are as follows (in thousands):

	Three Months Ended
	January 31, 2015			January 25, 2014
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$(2,179)	$405	$(1,774)	$(1,021)	$97	$(924)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	683	(80)	603	(33)	2	(31)
Net unrealized gains (losses) on cash flow hedges	(1,496)	325	(1,171)	(1,054)	99	(955)
Foreign currency translation adjustments	(4,221)	—	(4,221)	(823)	—	(823)
Total other comprehensive loss	$(5,717)	$325	$(5,392)	$(1,877)	$99	$(1,778)

(1)
For Condensed Consolidated Statements of Income classification of amounts reclassified from accumulated other comprehensive loss, see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements.

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended January 31, 2015, and January 25, 2014, are as follows (in thousands):

	Three Months Ended
	January 31, 2015			January 25, 2014
	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Beginning balance	$(1,907)	$(16,907)	$(18,814)	$267	$(13,711)	$(13,444)
Change in unrealized gains and losses	(1,774)	(4,221)	(5,995)	(924)	(823)	(1,747)
Net gains and losses reclassified into earnings	603	—	603	(31)	—	(31)
Net current-period other comprehensive loss	(1,171)	(4,221)	(5,392)	(955)	(823)	(1,778)
Ending balance	$(3,078)	$(21,128)	$(24,206)	$(688)	$(14,534)	$(15,222)

13. Income Taxes
The effective tax rate for the three months ended January 31, 2015, differs from tax computed at the U.S. federal statutory tax rate of 35% due to state taxes, the effect of earnings in foreign jurisdictions which are subject to tax at lower tax rates, nondeductible stock-based compensation expense, and adjustments to unrecognized tax benefits.
The lower effective tax rate for the three months ended January 31, 2015, compared with the same period in fiscal year 2014, was primarily due to discrete benefits from an increase in the federal research and development tax credit that was reinstated in December 2014 and made retroactive for calendar year 2014.

The total amount of net unrecognized tax benefits of $81.0 million as of January 31, 2015, would affect the Company’s effective tax rate, if recognized. The timing of the closure of audits is highly uncertain and it is reasonably possible that the balance of unrecognized tax benefits could change during the remainder of fiscal year 2015.
The IRS and other tax authorities regularly examine the Company’s income tax returns. In October 2014, the IRS issued a Revenue Agent’s Report related to its field examination of the Company’s federal income tax returns for fiscal years 2009 and 2010. The IRS is contesting the Company’s transfer pricing with its foreign subsidiaries. In November 2014, the Company filed a protest to challenge the proposed adjustment and to move the issue to the Office of Appeals. In addition, in October 2014, the Geneva Tax Administration issued its final assessments for fiscal years 2003 to 2012 disputing certain of the Company’s transfer pricing arrangements. In November 2014, the Company filed a protest to challenge the final assessments. The Company believes that reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. Before the end of fiscal year 2015, it is reasonably possible that either certain audits will conclude or the statute of limitations relating to certain income tax examination periods will expire, or both. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments, and the impact of such settlements on other uncertain tax positions, the Company estimates the range of potential decreases in underlying uncertain tax positions is between $0 million and $4 million in the next 12 months.

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
Brocade is organized into three operating segments, each of which is an individually reportable segment: SAN Products, IP Networking Products, and Global Services. These reportable segments are organized principally by product category.
At this time, the Company does not track its operating expenses by operating segments because management does not include this information in its measurement of the performance of the operating segments. The Company also does not track all of its assets by operating segments. The majority of the Company’s assets as of January 31, 2015, were attributable to its U.S. operations.
Summarized financial information by reportable segment for the three months ended January 31, 2015, and January 25, 2014, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended January 31, 2015
Net revenues	$353,399	$132,839	$90,001	$576,239
Cost of revenues	85,725	64,201	36,630	186,556
Gross margin	$267,674	$68,638	$53,371	$389,683
Three months ended January 25, 2014
Net revenues	$355,456	$119,749	$89,330	$564,535
Cost of revenues	92,941	60,686	38,238	191,865
Gross margin	$262,515	$59,063	$51,092	$372,670

15. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	January 31, 2015	January 25, 2014
Basic net income per share
Net income	$87,267	$80,884
Weighted-average shares used in computing basic net income per share	428,536	440,573
Basic net income per share	$0.20	$0.18
Diluted net income per share
Net income	$87,267	$80,884
Weighted-average shares used in computing basic net income per share	428,536	440,573
Dilutive potential common shares in the form of stock options	1,734	2,620
Dilutive potential common shares in the form of other share-based awards	8,886	10,356
Weighted-average shares used in computing diluted net income per share	439,156	453,549
Diluted net income per share	$0.20	$0.18
Antidilutive potential common shares in the form of: (1)
Warrants issued in conjunction with the 2020 Convertible Notes (2)	7,140	—
Stock options	577	3,015
Other share-based awards	—	462

(1)	These amounts are excluded from the computation of diluted net income per share.

(2)
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge and warrant transactions as described in Note 8, “Borrowings.” The 2020 Convertible Notes have no impact on diluted earnings per share until the average quarterly price of the Company’s common stock exceeds the conversion price of $15.93 per share. If the common stock price exceeds this conversion price, prior to conversion, the Company will calculate the effect of the additional shares that may be issued using the treasury stock method. If the average price of the Company’s common stock exceeds $20.65 per share for a quarterly period, the Company’s weighted-average shares used in computing diluted net income per share will be impacted by the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The convertible note hedge is not considered for purposes of the diluted earnings per share calculation, as its effect would be antidilutive.

16. Guarantor and Non-Guarantor Subsidiaries
On January 20, 2010, the Company issued $300.0 million in aggregate principal amount of the 6.625% senior secured notes due 2018 (the “2018 Notes”) and $300.0 million in aggregate principal amount of the 2020 Notes (together with the 2018 Notes, the “Senior Secured Notes”) pursuant to separate indentures between the Company, certain domestic subsidiaries of the Company, and Wells Fargo Bank, National Association, as the trustee (the “2020 Indenture” and “2018 Indenture,” respectively). In addition, on January 22, 2013, the Company issued $300.0 million in aggregate principal amount of the 2023 Notes. The Company’s obligations under the Senior Secured Notes and the 2023 Notes were previously guaranteed by certain of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Each of the Subsidiary Guarantors is 100% owned by the Company and all guarantees were joint and several. Neither the Senior Secured Notes nor the 2023 Notes were guaranteed by certain of the Company’s domestic subsidiaries or any of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”).
The Company determined that the circumstances under which the subsidiary guarantees may be released were customary under applicable SEC guidance, and, as such, the Company previously provided consolidated financial statements in reliance on Item 3-10 of Regulation S-X.
The guarantees of the 2018 Notes and 2020 Notes were released on January 22, 2013, and January 14, 2015, respectively, upon the discharge of the 2018 Indenture and 2020 Indenture. The guarantees of the 2023 Notes were released on January 14, 2015, upon termination of the Senior Secured Credit Facility and discharge of the 2020 Indenture.

As a result, all guarantees have been released prior to January 31, 2015, and the Company has ceased presenting condensed consolidated financial statements for the parent company, the former Subsidiary Guarantors, and Non-Guarantor Subsidiaries effective in the first fiscal quarter in 2015.
17. Subsequent Events
During the first quarter of fiscal year 2015, the Company irrevocably deposited $311.9 million with the trustee for redemption of the 2020 Notes as described in Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements. On February 13, 2015, the trustee redeemed the 2020 Notes using the deposited amount (less the amount used for the January 15, 2015 interest payment), extinguishing the Company’s $300.0 million liability in relation to the principal amount of the 2020 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on December 19, 2014. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” below.

Overview
We are a leading supplier of networking hardware and software for businesses and organizations of various types and sizes. Our end customers include global enterprises and organizations that use our products and services as part of their communications infrastructure, and service providers such as telecommunication firms, cable operators, and mobile carriers who use our products and services as part of their production operations. Our products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, and value-added resellers, as well as directly to end users by our sales force and e-commerce Web site. Our business model is focused on two key markets: our Storage Area Networking (“SAN”) business, which offers our Fibre Channel (“FC”) SAN backbones, directors, fixed form factor switches and embedded switches, and our Internet Protocol (“IP”) Networking business, which offers our IP routers, Ethernet switches, network security, analytics and monitoring, as well as products used to manage application delivery. Our IP products are available in modular and fixed hardware-based form factors, as well as in software, and can be deployed in both traditional network designs and full-featured Ethernet fabrics. We also provide product-related customer support and services in both our SAN business and IP Networking business. Many of the Company’s products have been designed to enable customers to deploy next-generation data center architectures and technologies, which the networking industry refers to as the New IP.
We expect growth opportunities in the SAN market over time to be driven by key customer Information Technology (“IT”) initiatives, such as server virtualization, enterprise mobility, data center consolidation, cloud computing initiatives, and migration to higher-performance technologies, such as solid state storage. Our IP Networking business strategies are intended to increase new customer accounts and expand our market share through product innovation, such as our Ethernet fabric switches and virtualized software networking products (also known as software-defined networking (“SDN”), Network Functions Virtualization (“NFV”), and Network Visibility and Analytics (“NVA”)), and the development and expansion of our routes to market. The success of our Ethernet fabrics, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures and our future success in this area would be negatively impacted if this technological transition does not occur at the anticipated rate or at all. While our NFV revenues have not been material to date, there is customer interest in NFV and we believe that customers prefer to buy networking products from suppliers that offer a portfolio of solutions that address their current and future needs. We plan to continue to support our SAN and IP Networking growth plans by continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging New IP technologies (such as SDN, NFV, and NVA), new product introductions, and enhancing our existing partnerships and forming new ones through our various distribution channels.
In fiscal years 2013 and 2014, we made certain changes to our strategic direction by focusing on key technology segments, such as our SAN fabrics, Ethernet fabrics, and software networking solutions, for the data center. As part of this change in focus, we reduced our cost of revenues and other operating expenses by focusing on the optimization of discretionary spending and rebalancing personnel resources.
In the second quarter of fiscal year 2014, we made a strategic decision to reduce our investment in the hardware-based Brocade ADX® products and to increase investment in the software-based Brocade ADX products for Layer 4-7 applications. As a result of this change in strategy, we expect hardware-based Brocade ADX and related support revenue to be reduced by an additional $10.0 million in fiscal year 2015.
We continue to face multiple challenges, including aggressive price discounting from competitors, new product introductions from competitors, rapid adoption of new technologies by customers, and an uneven recovery in the worldwide macroeconomic climate and its impact on IT spending patterns globally, as well as the slow recovery of federal government spending in the United States. We are also cautious about the stability and health of certain international markets and current global and country-specific dynamics, such as the geopolitical uncertainty in Russia and inflationary risks in China. These factors may impact our business and that of our partners. The diversified portfolio of products that we offer helps mitigate the effect of some of these challenges and we expect IT spending levels to generally rise in the long term, however, it is difficult for us to offset short-term reductions in IT spending, which may adversely affect our financial results and stock price.

We expect our SAN and IP Networking revenues to fluctuate depending on the demand for our existing and recently introduced products, and sales support for our products from our distribution and resale partners, as well as the timing of product transitions by our OEM partners. The average selling prices per port for our SAN and IP Networking products have typically declined over time, unless impacted favorably by a new product introduction or mix, and will likely decline in the future.
In January 2015, we issued $575.0 million of 1.375% convertible senior unsecured notes due 2020 (the “2020 Convertible Notes”), allowing us to redeem the outstanding 6.875% senior secured notes due 2020 (the “2020 Notes”) on February 13, 2015. The transactions are described further below in “Liquidity and Capital Resources.”
Our plans for our operating cash flows are to provide liquidity for operations, capital investments, and other strategic initiatives, including investments and acquisitions, to strengthen our networking portfolios, and to return capital to stockholders in the form of stock repurchases and cash dividends. Among other things, our stock repurchases serve to offset, and sometimes more than offset, the dilutive effects of our equity award programs. In September 2013, we announced our intent to return at least 60% of our adjusted free cash flow in the form of share repurchases or dividends. We define adjusted free cash flow as operating cash flow, adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditures. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. Dividends of $0.035 per share were declared and paid in the third and fourth quarters of fiscal year 2014 and the first quarter of fiscal year 2015 for an aggregate of $45.5 million. On February 19, 2015, our Board of Directors declared a fourth quarterly cash dividend of $0.035 per share of our common stock to be paid on April 2, 2015, to stockholders of record as of the close of market on March 10, 2015. Future dividend payments are subject to review and approval by our Board of Directors.

Results of Operations
Our results of operations for the three months ended January 31, 2015, and January 25, 2014, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each reportable segment, which is indicated as a percentage of the respective reportable segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products, and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 31, 2015		January 25, 2014
	Net Revenue	% of Net Revenues	Net Revenue	% of Net Revenues	Increase/ (Decrease)	% Change
SAN Products	$353,399	61.3%	$355,456	63.0%	$(2,057)	(0.6)%
IP Networking Products	132,839	23.1%	119,749	21.2%	13,090	10.9%
Global Services	90,001	15.6%	89,330	15.8%	671	0.8%
Total net revenues	$576,239	100.0%	$564,535	100.0%	$11,704	2.1%
The increase in total net revenues for the three months ended January 31, 2015, compared with the three months ended January 25, 2014, reflects higher sales for our IP Networking products and Global Services offerings, partially offset by lower sales for our SAN products, as further described below.

•
The decrease in SAN product revenues was caused by a decrease in director and server product revenues, partially offset by an increase in switch product revenue, due to a slight change in our customer buying patterns. The number of ports shipped decreased by 4.3% during the three months ended January 31, 2015, which was partially offset by the 3.9% increase in the average selling price per port during the same period;

•
The increase in IP Networking product revenues primarily reflects higher revenues from our switch and IP routing products, partially offset by a decrease in revenues as a result of changes in our Brocade ADX product line and wireless business strategies as described above in “Overview,” and the divestiture of our network adapter business (converged network adapters) in fiscal year 2014. Switch product revenue increased as a result of strong Brocade VDX® sales due to continued strength in data center deployments. IP routing product revenue increased primarily due to strong demand from large network carrier customers for our newest MLXe modules that were released in the fourth quarter of fiscal year 2014; and

•
The increase in Global Services revenues was primarily attributable to an increase in customer support revenues for our IP networking products, partially offset by a decrease in professional services revenues and sales of support contracts for our SAN products.

Our total net revenues by geographic area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 31, 2015		January 25, 2014
	Net Revenue	% of Net Revenues	Net Revenue	% of Net Revenues	Increase/ (Decrease)	% Change
United States	$331,094	57.5%	$323,915	57.4%	$7,179	2.2%
Europe, the Middle East and Africa (1)	160,568	27.9%	157,928	28.0%	2,640	1.7%
Asia Pacific	54,925	9.5%	51,056	9.0%	3,869	7.6%
Japan	20,332	3.5%	20,080	3.6%	252	1.3%
Canada, Central and South America	9,320	1.6%	11,556	2.0%	(2,236)	(19.3)%
Total net revenues	$576,239	100.0%	$564,535	100.0%	$11,704	2.1%

(1)	Includes net revenues of $110.8 million and $103.0 million for the three months ended January 31, 2015, and the three months ended January 25, 2014, respectively, relating to the Netherlands.
Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the logistics practices of our OEM partners, but end-user location data does indicate that international revenues comprise a larger percentage of our total net revenues than the attributed revenues above indicate.
International revenues of 42.5% for the three months ended January 31, 2015, was flat as a percentage of total net revenues compared with the 42.6% for the three months ended January 25, 2014.
A significant portion of our revenues are concentrated among a relatively small number of OEM customers. For the three months ended January 31, 2015, three customers individually accounted for 20%, 14%, and 10% of our total net revenues for a combined total of 44% of total net revenues. For the three months ended January 25, 2014, four customers individually accounted for 18%, 18%, 11%, and 10% of our total net revenues for a combined total of 57% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of, these customers could seriously harm our financial condition and results of operations.
Gross margin. Gross margin as stated below is indicated as a percentage of the respective reportable segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 31, 2015		January 25, 2014
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/ (Decrease)	% Points Change
SAN Products	$267,674	75.7%	$262,515	73.9%	$5,159	1.8%
IP Networking Products	68,638	51.7%	59,063	49.3%	9,575	2.4%
Global Services	53,371	59.3%	51,092	57.2%	2,279	2.1%
Total gross margin	$389,683	67.6%	$372,670	66.0%	$17,013	1.6%
The gross margin percentage for each reportable segment increased for the three months ended January 31, 2015, compared with the three months ended January 25, 2014, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased by 0.8% due to a decrease in manufacturing overhead costs primarily due to lower variable incentive compensation. In addition, product costs decreased 0.8% relative to net revenues primarily as a result of a more favorable mix of SAN products as the mix shifted towards switch products, which carry a higher product margin. SAN gross margins also increased by 0.4% relative to net revenues due to lower excess and obsolete inventory charges;

•
IP Networking gross margins relative to net revenues increased by 4.9% due to a decrease in amortization of IP Networking-related intangible assets, as most of these assets were acquired as part of the acquisition of Foundry Networks, LLC (“Foundry”) and were fully amortized during the first quarter of fiscal year 2014. In addition, IP Networking gross margins increased by 0.9% due to lower excess and obsolete inventory charges, and manufacturing overhead costs decreased 0.6% due to lower variable incentive compensation, in each case, relative to net revenues. The increase in IP Networking gross margins is partially offset by a 3.9% increase in product costs relative to net revenues due to a less favorable mix of IP Networking products, as well as increases in discounts on products sold in the first quarter of fiscal year 2015; and

•	Global Services gross margins relative to net revenues increased primarily due to lower warranty charges, lower variable incentive compensation, and reduced facilities expenses.

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
R&D expenses are summarized as follows (in thousands, except percentages):

	January 31, 2015		January 25, 2014
Research and development expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$85,231	14.8%	$87,156	15.4%	$(1,925)	(2.2)%
R&D expenses decreased for the three months ended January 31, 2015, compared with the three months ended January 25, 2014, due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$(3,727)
Depreciation and amortization expense	(1,139)
The decrease in R&D expenses was partially offset by increases in:
Outside services expense	2,091
Various individually insignificant items	850
Total change	$(1,925)
Salaries and other compensation decreased primarily due to lower variable incentive compensation. Depreciation and amortization expense decreased primarily due to lower capital spending in fiscal years 2013 and 2014. Outside services expense increased primarily due to an increase in outside engineering services to support the growth of our software business.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and allocated expenses related to legal, IT, facilities, and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	January 31, 2015		January 25, 2014
Sales and marketing expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$140,238	24.3%	$132,665	23.5%	$7,573	5.7%
Sales and marketing expenses increased for the three months ended January 31, 2015, compared with the three months ended January 25, 2014, due to the following (in thousands):

Increase/(Decrease)
Stock-based compensation expense	$3,078
Outside services and other marketing expense	1,954
Salaries and other compensation	1,758
Various individually insignificant items	783
Total change	$7,573
Stock-based compensation increased primarily due to higher grant date per-unit fair values of restricted stock units granted to employees in recent quarters, as well as an increase in employee stock purchase plan expense. Outside services and other marketing expense increased primarily due to an increase in sponsorships, conferences, and trade shows. Salaries and other compensation increased primarily due to annual merit-based increases in salaries, as well as due to an increase in headcount.

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
G&A expenses are summarized as follows (in thousands, except percentages):

	January 31, 2015		January 25, 2014
G&A expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$24,671	4.3%	$20,143	3.6%	$4,528	22.5%
G&A expenses increased for the three months ended January 31, 2015, compared with the three months ended January 25, 2014, due to the following (in thousands):

Increase/(Decrease)
Outside services expense	$2,795
Stock-based compensation	1,145
Salaries and other compensation	791
The increase in G&A expenses was partially offset by a decrease in:
Various individually insignificant items	(203)
Total change	$4,528
Outside services expense and salaries and other compensation increased primarily due to increased spending to support the Company’s software business initiative. Stock-based compensation expense increased primarily due to performance-based restricted stock unit grants.
Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	January 31, 2015		January 25, 2014
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$138	—%	$9,883	1.8%	$(9,745)	(98.6)%
The decrease in amortization of intangible assets for the three months ended January 31, 2015, compared with the three months ended January 25, 2014, was primarily due to the completion of amortization of certain of our intangible assets in connection with our acquisitions of Foundry and McDATA Corporation (“McDATA”), partially offset by additional amortization related to the Vistapointe, Inc. (“Vistapointe”) intangible assets acquired in the fourth fiscal quarter of 2014 (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
Restructuring and other related costs. Restructuring and other related costs are summarized as follows (in thousands, except percentages):

	January 31, 2015		January 25, 2014
Restructuring and other related costs:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$—	—%	$6,217	1%	$(6,217)	(100.0)%
In May 2013, we announced that we were making certain changes in our strategic direction by focusing on certain key technology segments, such as our SAN fabrics, Ethernet fabrics, and software networking products, for the data center. As a result, during the fiscal year ended October 26, 2013, we restructured certain business operations, reorganized certain business units, and reduced our operating expense structure. In connection with this restructuring plan, we incurred restructuring charges and other costs primarily related to severance and benefits charges and lease loss reserve and related costs beginning in the fourth quarter of fiscal year 2013. We substantially completed the restructuring plan by the end of the first quarter of fiscal year 2014.

Restructuring and other related costs for the three months ended January 25, 2014, were primarily due to an $8.0 million charge for the exit of certain facility leases and other related costs, partially offset by a $1.8 million credit resulting from actual cash payments for severance and benefits made during the three months ended January 25, 2014, being lower than originally estimated and reserved. We did not incur any restructuring or other related costs for the three months ended January 31, 2015.
Gain on sale of network adapter business. During the three months ended January 25, 2014, we recorded a gain of $4.9 million in connection with the sale of our network adapter business to QLogic Corporation (“QLogic”) (see Note 3, “Divestitures,” of the Notes to Condensed Consolidated Financial Statements). We had no similar divestitures during the three months ended January 31, 2015.
Interest expense. Interest expense primarily represents the interest cost associated with our senior secured notes and senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	January 31, 2015		January 25, 2014
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	(Increase)/ Decrease	% Change
Three months ended	$(25,424)	(4.4)%	$(9,196)	(1.6)%	$(16,228)	176.5%
In January 2015, we issued $575.0 million in aggregate principal amount of 1.375% convertible senior notes due 2020 (the “2020 Convertible Notes”) in a private placement (the “Offering”). The transactions are described further below in “Liquidity and Capital Resources.” We recorded an expense of $15.1 million for the call premium, debt issuance costs, and original issue discount relating to the redemption of our 2020 Notes, thereby resulting in the increase in interest expense for the three months ended January 31, 2015, compared with the three months ended January 25, 2014 (additionally, see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Interest income and other loss, net. Interest income and other loss, net, is summarized as follows (in thousands, except percentages):

	January 31, 2015		January 25, 2014
Interest income and other loss, net:	Income	% of Net Revenues	Income	% of Net Revenues	Increase/ (Decrease)	% Change
Three months ended	$(559)	(0.1)%	$(1,336)	(0.2)%	$777	(58.2)%
Interest income and other loss, net, for the three months ended January 31, 2015, was primarily related to foreign currency exchange losses as a result of the weakening of foreign currencies against the United States dollar. Interest income and other loss, net, for the three months ended January 25, 2014, were primarily related to the loss on the sale of certain property and equipment for the period.
Income tax expense. Income tax expense and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended
	January 31, 2015	January 25, 2014
Income tax expense	$26,155	$30,074
Effective tax rate	23.1%	27.1%
The effective tax rate for the three months ended January 31, 2015, differs from tax computed at the U.S. federal statutory tax rate of 35% due to state taxes, the effect of non-U.S. operations, nondeductible stock-based compensation expense, tax credits, and adjustments to unrecognized tax benefits.
The lower effective tax rate for the three months ended January 31, 2015, compared with the same period in fiscal year 2014, was primarily due to discrete benefits from an increase in the federal research and development tax credit that was reinstated on December 19, 2014, and made retroactive for calendar year 2014.
Based on our fiscal year 2015 financial forecast, we expect our effective tax rate in fiscal year 2015 to be lower than our rate in fiscal year 2014. Our income tax provision could change as a result of many factors, including the effects of changing tax laws and regulations or changes to the mix of IP Networking versus SAN products, which have different gross margins, and changes to the mix of domestic versus international profits, factors largely influenced by the buying behavior of our OEM and channel partners. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities, due to their inherent uncertainty. Such settlements have in the past and could in the future materially impact our tax expense. Given that the tax rate is affected by several different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
For further discussion of our income tax provision, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	January 31, 2015	November 1, 2014	Increase/ (Decrease)
	(In thousands)
Cash and cash equivalents	$1,359,365	$1,255,017	$104,348
Percentage of total assets	32%	34%
We use cash generated by operations as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, the timing and amount of tax, and other payments or receipts. For additional discussion, see “Part II—Other Information, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
In January 2015, we issued $575.0 million of the 2020 Convertible Notes. On January 14, 2015, we called the 2020 Notes for redemption. On February 13, 2015, we used a portion of the net proceeds from the offering of the 2020 Convertible Notes to redeem all of our outstanding 2020 Notes, including the payment of the applicable premium and expenses associated with the redemption, and the interest on the 2020 Notes up to the date of redemption. In addition, we previously had access to a revolving credit facility under the Senior Secured Credit Facility for ongoing working capital and other general corporate purposes. On January 9, 2015, we terminated the Senior Secured Credit Facility and no longer have access to this additional capital resource (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Based on past performance and current expectations, we believe that internally generated cash flows and cash on hand will be generally sufficient to support business operations, capital expenditures, stock repurchases, cash dividends, contractual obligations, and other liquidity requirements associated with our operations for at least the next 12 months, including our debt service requirements. We may also use our operating cash flows or access sources of capital, or a combination thereof, to strengthen our networking portfolios through acquisitions and strategic investments. In addition, we can factor up to an aggregate amount of $50.0 million of our trade receivables under our factoring facility as described below to provide additional liquidity. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity of, availability of, or our requirements for, capital resources.

Financial Condition
Cash and cash equivalents as of January 31, 2015, increased by $104.3 million over the balance as of November 1, 2014, primarily due to the proceeds from the issuance of the 2020 Convertible Notes and related warrants, partially offset by the increase in restricted cash to redeem the 2020 Notes on February 13, 2015, the cash used for the purchase of the convertible hedge options, and a decrease in cash generated from operations.
In September 2013, we announced our intent to return at least 60% of our adjusted free cash flow to stockholders in the form of share repurchases or other alternatives, such as dividends. Adjusted free cash flow excludes the excess tax benefits from stock-based compensation. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. Dividends of $0.035 per share were declared and paid in the third and fourth quarters of fiscal year 2014 and the first quarter of fiscal year 2015 for an aggregate of $45.5 million. On February 19, 2015, our Board of Directors declared a fourth quarterly cash dividend of $0.035 per share of our common stock to be paid on April 2, 2015, to stockholders of record as of the close of market on March 10, 2015. Future dividend payments are subject to review and approval by our Board of Directors.
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

Three Months Ended January 31, 2015, Compared to Three Months Ended January 25, 2014
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities decreased by $99.1 million primarily due to decreased accounts receivable collections and payments with respect to accrued employee incentive compensation.
Investing Activities. Net cash used in investing activities increased by $21.3 million. The increase was primarily due to the $7.8 million of cash used in the first quarter of fiscal year 2015 for the purchase of an intangible asset to strengthen the Company’s portfolio of defensive patents and an increase of $3.5 million of cash used in the same quarter to purchase property and equipment. The increase was also due to the $10.0 million of cash received from QLogic for the purchase of our network adapter business during the first quarter of fiscal year 2014.
Financing Activities. Net cash provided by financing activities increased by $216.4 million. The increase was primarily due to $565.7 million and $51.2 million in proceeds from the issuance of the 2020 Convertible Notes and related warrants, respectively, partially offset by the $300.0 million increase in restricted cash to redeem the 2020 Notes on February 13, 2015, the $86.1 million of cash used for the purchase of convertible hedge options, and the $15.1 million in payment of dividends to stockholders during the three months ended January 31, 2015.

Liquidity
Manufacturing and Purchase Commitments. We have manufacturing arrangements with contract manufacturers under which we provide 12-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to consume in normal operations in accordance with our policy (see Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).
Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries, unless the earnings are considered to be indefinitely reinvested outside of the United States. We intend to indefinitely reinvest all current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States.
Our existing cash and cash equivalents totaled $1,359.4 million as of January 31, 2015. Of this amount, approximately 56% was held by our foreign subsidiaries. We do not currently anticipate a need for these funds held by our foreign subsidiaries for our domestic operations and our intent is to permanently reinvest such funds outside of the United States. Under current tax laws and regulations, if these funds are distributed to any of our United States entities in the form of dividends or otherwise, we may be subject to additional United States income taxes and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Secured Notes. In January 2010, we issued $300.0 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300.0 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”). We used the proceeds to pay down a substantial portion of the outstanding term loan, and to retire the convertible subordinated debt due on February 15, 2010, which had been assumed in connection with our acquisition of McDATA. The 2018 Notes and 2020 Notes were redeemed in the second quarter of fiscal year 2013 and in the second quarter of fiscal year 2015, respectively. See Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Senior Unsecured Notes. In January 2013, we issued $300.0 million in aggregate principal amount of the 2023 Notes. We used the proceeds and cash on hand to redeem all of the outstanding 2018 Notes.

Convertible Senior Unsecured Notes. In January 2015, we issued $575.0 million in aggregate principal amount of the 2020 Convertible Notes. Net of an original issue discount, we received $565.7 million in proceeds from the offering of the 2020 Convertible Notes. We used the proceeds to irrevocably deposit $322.2 million with the trustee to discharge the 2020 Indenture and redeem all of the outstanding 2020 Notes, pay the cost of the convertible note hedge transactions for $35.0 million, net of the proceeds from the issuance of warrants, and to repurchase approximately 4.1 million shares of our common stock for $48.9 million at a purchase price of $11.80 per share, which was the closing price on January 8, 2015, the date of the pricing of the 2020 Convertible Notes. We intend to use the remaining proceeds of $159.6 million for general corporate purposes, including potential acquisitions and other business development activities. The 2020 Convertible Notes are unsecured and have a significantly lower interest rate of 1.375%, compared to 6.875% for the 2020 Notes. Interest is payable on January 1 and July 1 of each year, beginning on July 1, 2015. See Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit-related recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. No trade receivables were sold under our factoring facility during the three months ended January 31, 2015, or the three months ended January 25, 2014.
Under the terms of the factoring agreement, the total and available amounts of the factoring facility as of January 31, 2015, were $50.0 million.
Covenant Compliance—Senior Unsecured Notes Covenants. The 2023 Notes were issued pursuant to an indenture, dated as of January 22, 2013, among the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (the “2023 Indenture”). The 2023 Indenture contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to:

•	Incur certain liens and enter into certain sale-leaseback transactions;

•	Create, assume, incur, or guarantee additional indebtedness of the Company’s subsidiaries without such subsidiary guaranteeing the 2023 Notes on a pari passu basis; and

•	Consolidate or merge with, or convey, transfer, or lease all or substantially all of the Company’s or its subsidiaries’ assets.
These covenants are subject to a number of other limitations and exceptions set forth in the indenture. The Company was in compliance with all applicable covenants of the 2023 Indenture as of January 31, 2015.

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of January 31, 2015 (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Convertible senior unsecured notes due 2020 (1)	$613,857	$7,905	$15,813	$590,139	$—
Senior secured notes due 2020 (1)	301,604	301,604	—	—	—
Senior unsecured notes due 2023 (1)	410,581	13,875	27,750	27,750	341,206
Non-cancellable operating leases (2)	63,609	18,898	20,434	9,952	14,325
Non-cancellable capital leases (1)	991	812	179	—	—
Purchase obligations (1)	23,544	5,898	5,478	4,056	8,112
Purchase commitments, gross (3)	182,477	182,477	—	—	—
Total contractual obligations	$1,596,663	$531,469	$69,654	$631,897	$363,643
Other Commitments:
Standby letters of credit	$139,084	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$118,912	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $14.6 million, which consists of $7.5 million to be received in less than one year, $7.0 million to be received in one to three years, and $0.1 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued $1.1 million for estimated purchase commitments that we do not expect to consume in normal operations within the next 12 months, in accordance with our policy.

(4)	As of January 31, 2015, we had a gross liability for unrecognized tax benefits of $116.5 million and a net accrual for the payment of related interest and penalties of $2.4 million.
Share Repurchase Program. As of January 31, 2015, our Board of Directors had authorized a total of $2.0 billion for the repurchase of our common stock since the inception of the program in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, our debt covenants, the trading price of our common stock, and other factors, including alternative investment opportunities. For the three months ended January 31, 2015, we repurchased 11.5 million shares for an aggregate purchase price of $132.4 million. Approximately $532.2 million remained authorized for future repurchases under this program as of January 31, 2015. Subsequently, between January 31, 2015, and the date of the filing of this Quarterly Report on Form 10-Q, we repurchased 2.4 million shares of our common stock for an aggregate purchase price of $29.1 million. We are subject to certain covenants relating to our borrowings that may potentially restrict the amount of our Company’s shares that we can repurchase. As of January 31, 2015, we were in compliance with all covenants.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of January 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Policies and Estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended January 31, 2015, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended November 1, 2014.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets.
Goodwill and other indefinite-lived intangible assets are generated as a result of business combinations. Our indefinite-lived assets are comprised of acquired in-process research and development (“IPR&D”) and goodwill.
IPR&D Impairment Testing. IPR&D is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. During the development period, we conduct our IPR&D impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that IPR&D is impaired. Events that might indicate impairment include, but are not limited to, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on us and our customer base, and/or other relevant events, such as changes in management, key personnel, litigation, or customers. Our ongoing consideration of all of these factors could result in IPR&D impairment charges in the future, which could adversely affect our net income.
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
Interest Rate Risk
Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash equivalents. Our cash and cash equivalents are primarily maintained at five major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. The Company had $1,113.6 million invested in money market funds as of January 31, 2015, which were not materially sensitive to changes in interest rates due to the short duration of these investments.

The Company’s material borrowings bear interest at fixed rates, and therefore, the Company did not have any material borrowings as of January 31, 2015, that were sensitive to changes in interest rates. The Company was not subject to material interest rate risk in geographical areas outside of the United States as a substantial portion of the Company’s money market funds were held in U.S. financial institutions.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the three months ended January 31, 2015, were the euro, the British pound, the Indian rupee, the Chinese yuan, the Japanese yen, the Singapore dollar, and the Swiss franc. Because we report in U.S. dollars and we have a net expense position in foreign currencies, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
We also may enter into other non-designated derivatives that consist primarily of forward contracts to minimize the risk associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and any associated outstanding forward contracts are marked-to-market, with realized and unrealized gains and losses included in earnings.
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of January 31, 2015, we held $58.6 million in gross notional amount of cash flow derivative instruments. The maximum length of time over which we are hedged as of January 31, 2015, is through October 7, 2015.
We have performed a sensitivity analysis as of January 31, 2015, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on January 31, 2015. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of January 31, 2015.
Equity Price Risk
We had no investments in publicly traded equity securities as of January 31, 2015. The aggregate cost of our equity investments in non-publicly traded companies was $0.9 million as of January 31, 2015. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On January 30, 2015, the last business day of our first fiscal quarter of 2015, the last reported sale price of our common stock on the NASDAQ Global Select Market was $11.12 per share.

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
The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information required to be disclosed in the reports we file or submit under the Act (i) is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

Intense competition or consolidation and emergence of new networking technologies could prevent Brocade from increasing or maintaining revenue, profitability, and cash flows with respect to its networking solutions.

The networking market is highly competitive and is in a state of transformation with new competitors entering the market and offering products based on emerging technologies, such as software networking, virtualization, and infrastructure-as-a-service. Although Cisco Systems, Inc. (“Cisco”) maintains a dominant position in the networking market, customers have more choices in both traditional and emerging networking solutions. Further, there has been increased competition for traditional networking solutions in recent years as Brocade’s competitors have strengthened their networking portfolios through acquisitions. Many of these companies have longer operating histories; greater financial, technical, sales, marketing, and other resources; more name recognition; and larger installed customer bases than Brocade. Their businesses may have better economies of scale and therefore could also adopt more aggressive pricing policies than Brocade.
In addition, the networking market, particularly the data center market, is undergoing significant transition due to technology trends, such as cloud computing, server virtualization, and software networking. For example, both Cisco and Hewlett-Packard Company (“HP”) have announced their intent to offer cloud computing services for the enterprise market, which may give customers more options to procure networking-as-a-service rather than by traditional purchasing methods. Cisco and Microsoft Corporation also recently announced a multi-year partnership to collaborate on data center and cloud computing initiatives involving sales, marketing, and R&D. Additionally, Dell, Inc. (“Dell”) has launched, and HP has announced plans to launch, “whitebox” label switches with Cumulus Networks, which the companies promote as a low-cost option for networking equipment purchasers.
Other competitors in the networking market include Arista Networks, Inc., as well as Alcatel-Lucent; Avaya, Inc.; A10 Networks, Inc.; Extreme Networks, Inc.; F5 Networks, Inc.; Huawei Technologies Co. Ltd.; QLogic Corporation; and Juniper Networks, Inc. Any one of these competitors could devote more resources to develop, promote, and sell their products, and, therefore, could respond more quickly to changes in customer or market requirements and adopt more aggressive pricing policies. Brocade’s failure to successfully compete in the networking market would harm its business and financial results.

Brocade’s failure to execute on its overall sales strategy or successfully leverage its channel and direct sales capabilities could significantly reduce its revenues and negatively affect its financial results.

Brocade offers networking solutions through a multipath distribution strategy, including distributors, resellers, a direct sales force, an e-commerce Web site, and OEMs. However, Brocade’s efforts to increase sales through this multipath distribution strategy may not generate incremental revenue opportunities. Several of Brocade’s major OEM customers, including Dell, IBM, HP, and Oracle Corporation, have acquired companies that offer IP networking solutions that are competitive with Brocade offerings. A loss of, or significant reduction in, revenue through one of Brocade’s paths to market would negatively impact its financial results.
Brocade’s failure to successfully develop and maintain its channel partner relationships, or the failure of these partners to sell Brocade’s products, could reduce Brocade’s growth prospects significantly, especially for its IP networking portfolio. In addition, Brocade’s ability to respond to the needs of its distribution and reseller partners in the future may also depend on third parties producing complementary products and applications for Brocade products to enable these partners to be competitive in the market. There can be no assurance that Brocade will successfully achieve its expanded go-to-market objectives, which include effectively maintaining or expanding sales through its distribution channels and successfully managing distribution and reseller partner relationships. If Brocade fails to respond successfully to the needs of these distribution and reseller partners and their customers, Brocade’s business and financial results could be adversely affected.

Brocade made certain changes in fiscal years 2013 and 2014 in its strategic direction and sales strategy by focusing on key technology segments, such as its SAN fabrics, Ethernet fabrics, and software networking solutions for the data center and targeting larger IP customers with its direct sales force. This change in focus has resulted in a rebalancing of resources away from certain non-key areas of Brocade’s business, including changes to the related sales model and divestitures of certain assets, and has impacted Brocade’s ability to generate revenue from certain products, markets, geographies, and customers. In addition, the targeting of larger IP customers may cause Brocade’s revenue to be more uneven in the future as timing and magnitude of individual customer orders may be difficult to predict.
In the second quarter of fiscal year 2014, Brocade made a strategic decision to reduce its investment in the hardware-based Brocade ADX products and to increase investment in the software-based Brocade Virtual ADX products for Layer 4-7 applications. As a result of this change in strategy, hardware-based Brocade ADX and related support revenue in fiscal year 2014 was lower by approximately $20 million compared to fiscal year 2013. Brocade expects hardware-based Brocade ADX and related support revenue to be reduced by an additional $10 million in fiscal year 2015. There can be no assurance that this new strategic direction and sales strategy will succeed, or that the return on Brocade’s investments will develop in the manner and on the timeline expected. Failure to execute on Brocade’s strategy could adversely affect its business and financial results. Also, this transition may result in uncertainty by employees, customers, and partners that could adversely affect Brocade’s business and financial results.

A limited number of major OEM partners comprise a significant portion of Brocade’s revenues; the loss of revenue from, or decreased inventory levels held by, any of these major OEM partners due to a change in market or competitive conditions could significantly reduce Brocade’s revenues and adversely affect its financial results.

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues, specifically EMC, HP, and IBM. As a result, revenues from these large OEM partners have a significant influence on Brocade’s quarterly and annual financial results. For fiscal years 2014, 2013, and 2012, the same three customers each represented 10% or more of Brocade’s total net revenues, for a combined total of 46%, 46%, and 47% of total net revenues, respectively. Brocade’s agreements with its OEM partners are typically cancellable, nonexclusive, and have no minimum or specific timing requirements for purchases. Brocade’s OEM partners could increase the amount purchased from Brocade’s competitors, introduce their own technology, or experience lower demand for Brocade SAN products from their end customers. The SAN market has experienced slow overall growth over the past several years, and if it continues to slow or decline, Brocade’s OEM partners could reduce or rebalance the amount of SAN products they purchase from Brocade.
Also, one or more of Brocade’s OEM partners could elect to divest certain lines of business, split their business, or consolidate or enter into a strategic partnership with one of Brocade’s competitors, such as IBM’s sale of certain lines of business to Lenovo Group Limited, or HP’s announcement that it will separate the company into two new public companies, which could reduce or eliminate Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. The loss of any one significant OEM partner, a decrease in the level of sales to any one significant OEM partner, change in a significant OEM partner’s go-to-market strategy, or unsuccessful negotiation on key terms, conditions, or timing of purchase orders placed during a quarter, would likely cause serious harm to Brocade’s business and financial results.

Uncertainty about or a slowdown in the domestic and international economies has adversely affected, and may increasingly adversely affect, Brocade’s operating results and financial condition.

There is ongoing uncertainty about and, in recent years, there have been various slowdowns in, the domestic and international economies. Such uncertainty or slowdown has resulted in, and may continue to result in, lower growth of IT-related spending, and as a result lower growth or a decline in the networking market (including high-performance data networking solutions). Historically, IT spending has declined as general economic and market conditions worsen due to geopolitical uncertainty and global currency fluctuations. Brocade is particularly susceptible to reductions in IT spending because the purchase of networking solutions is often discretionary and may involve a significant commitment of capital and other resources. The loss or delay of orders from any of Brocade’s more significant customers, such as the U.S. government or individual branches or agencies within the U.S. government (including the Department of Defense or certain intelligence agencies where Brocade’s revenue is concentrated), or customers within the service provider, financial services, education, and health sectors, could also cause Brocade’s revenue and profitability to suffer. For example, Brocade’s revenue and operating results could be negatively impacted if the U.S. federal government experiences delays in procurement due to longer decision-making time frames and/or a shift in IT procurement priorities. Economic uncertainty has caused—and may cause further—reductions in Brocade’s revenue, profitability, and cash flows, along with increased price competition, increased operating costs, and longer fulfillment cycles. Moreover, it may exacerbate many other risks noted elsewhere in this Form 10-Q, which could adversely affect Brocade’s business operations and financial condition.

The prices of Brocade’s products have declined in the past and Brocade expects the prices of its products to decline in the future, which could reduce Brocade’s revenues, gross margins, and profitability.

The average selling price for Brocade products has typically declined in the past and will likely decline in the future as a result of competitive pricing pressure, broader macroeconomic factors, product mix, new product introductions by Brocade or competitors, the entrance of new competitors, and other factors. In particular, if economic conditions deteriorate and create a more cautious capital spending environment in the IT sector, Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or increase sales. If Brocade is unable to offset the negative impact from the above factors on the average selling price of Brocade products by increasing the volume of products shipped and/or reducing product manufacturing costs, Brocade’s total revenues and gross margins will be adversely affected.

Brocade’s future revenue growth depends on its ability to introduce and achieve market acceptance of new products and support offerings on a timely basis.

Developing new products, services, including software networking, and support offerings requires significant up-front investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve market acceptance of its new product and support offerings on a timely basis in order to realize the benefits of its investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet and adoption of new technologies such as SDN and NFV, is characterized by rapidly changing technology, accelerated product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by ensuring the ecosystem exists to allow connectivity to other devices, by keeping pace with technological developments and emerging industry standards, and by delivering high-quality, reliable, and cost-effective products; product enhancements; and services and support offerings on a timely basis.
Other factors that may affect Brocade’s successful introduction of new product and support offerings include, but are not limited to, Brocade’s ability to:

•
Properly determine the market for new products and support offerings, including features, cost-effectiveness, scalability, and pricing—all of which can be particularly challenging for initial product offerings in new markets;

•	Differentiate Brocade’s new products and support offerings from its competitors’ offerings;

•	Address the interoperability complexities of Brocade’s products with its installed customer base, OEM partners’ server and storage products, and Brocade’s competitors’ products;

•	Determine which route(s) to market will be effective; and

•	Manage product transitions, including forecasting demand, managing excess and obsolete inventories, addressing product cost structures, and managing different sales and support requirements.

Failure to introduce competitive products and solutions on a timely basis may harm Brocade’s business and adversely affect Brocade’s results of operations.

If Brocade is unable to successfully transition from older products and corresponding support offerings to new products and corresponding support offerings on a timely basis, its business and results of operations will likely be harmed.

As Brocade introduces new or enhanced products, it must successfully manage the transition from older products, such as certain SAN products, to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, maintain existing support revenue streams, and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life-cycle of Brocade’s existing products, or replace the sales of some of Brocade’s current products, thereby offsetting the benefit of a successful product introduction. When Brocade introduces new or enhanced products, it faces numerous risks related to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new or enhanced products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products may cause customers to delay purchase decisions or to purchase competing products, which would adversely affect Brocade’s business and results of operations.

Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet, and if Brocade is required to record impairment charges for these assets, such impairment could adversely affect Brocade’s financial results.

Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet related to Brocade’s prior acquisitions. Brocade’s determination of the fair value of its long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, then the estimated fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including purchased intangible assets, could change as a result of changes in management’s assumptions. For example, based on the decrease in the hardware-based Brocade ADX revenue forecast, Brocade recognized an $83.4 million goodwill impairment charge during the second quarter of fiscal year 2014. For a sensitivity analysis that quantifies the impact of key assumptions used by Brocade on certain reporting units’ fair value estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part I, Item 2 of this Form 10-Q. If future impairment tests should result in a charge to earnings, Brocade’s financial results would be adversely affected.
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
Brocade believes its future success depends, in large part, upon its ability to attract highly skilled talent and operate effectively in geographically diverse locations. There is limited qualified talent in each of Brocade’s markets, and competition for such talent is very aggressive. Other companies in Brocade’s industry and geographic regions are recruiting from the same limited talent pool, which creates further demand on the availability of qualified talent. In particular, Brocade operates in various locations with highly competitive labor markets, including Bangalore, India, and San Jose, California. Brocade may experience difficulty in hiring key management and qualified talent with skills in nearly all areas of Brocade’s business and operations.

The loss of the services of any of Brocade’s key employees, the inability to attract or retain qualified talent in the future, or delays in hiring required talent—particularly sales and engineering talent—could delay the development and introduction of Brocade’s products or services and/or negatively affect its ability to sell products or services.

Brocade may not realize the anticipated benefits of past or future acquisitions, divestitures, and strategic investments, and the integration of acquired companies or technologies or divestiture of businesses may negatively impact Brocade’s overall business.

Brocade has in the past acquired—or made strategic investments in—other companies, products, or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. Most recently, Brocade acquired Vyatta, Inc. in fiscal year 2013, acquired the Vistapointe business in the fourth quarter of fiscal year 2014, and announced in February 2015 its intention to acquire the SteelApp product line and related assets of Riverbed Technology, Inc. Brocade may not realize the anticipated benefits of any of its acquisitions or strategic investments, which involve numerous risks, including, but not limited to, the following:

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

•	Risks associated with entering into markets in which Brocade has limited or no prior experience, including potentially less visibility into demand;

•	Inability to attract and retain key employees;

•	Inability to successfully develop new products and services on a timely basis to address the market opportunities of the combined company;

•	Inability to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company;

•	Inability to qualify the combined company’s products with OEM partners on a timely basis, or at all;

•	Inability to successfully integrate financial reporting and IT systems;

•	Failure to successfully manage additional business locations, including the infrastructure and resources necessary to support and integrate such locations;

•
Assumption or incurrence of debt and contingent liabilities and related obligations to service such liabilities and potential limitations on Brocade’s operations in order to satisfy financial and other negative operating covenants;

•
Additional costs, such as increased costs of manufacturing and service; costs associated with excess or obsolete inventory; costs of employee redeployment, relocation, and retention, including salary increases or bonuses; accelerated amortization of deferred equity compensation, severance payments, reorganization, or closure of facilities; taxes; advisor and professional fees; and termination of contracts that provide redundant or conflicting services; and

•	Incurrence of acquisition- and integration-related costs, or amortization costs for acquired intangible assets, that could negatively impact Brocade’s operating results and financial condition.

Brocade may also divest certain businesses from time to time. For example, Brocade sold its network adapter business to QLogic during the first quarter of fiscal year 2014, as part of Brocade’s previously stated change in business strategy. Such divestitures involve risks, such as difficulty separating out portions of or entire businesses, distracting employees, incurring potential loss of revenue, negatively impacting margins, and potentially disrupting customer relationships. Brocade may also incur significant costs associated with exit or disposal activities, related impairment charges, or both, if Brocade exits or divests a business or product line.
If Brocade is unable to successfully integrate or divest products, technologies, or personnel from businesses that Brocade acquires or divests, or if Brocade is unable to realize the expected benefits of its acquisitions, divestitures, or strategic investments, Brocade’s business and financial results could be adversely affected.

Failure to accurately forecast demand for Brocade’s products, or failure to successfully manage the production of its products, could increase Brocade’s product cost and adversely affect its margins and profitability.

Brocade provides product forecasts to its contract manufacturers (“CMs”) and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers, and end-user customers. If Brocade or these third parties are unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, Brocade’s ability to successfully manage production would be negatively impacted. Brocade’s ability to accurately forecast demand also may become increasingly limited as Brocade introduces new or enhanced products, begins phasing out certain products, or acquires other companies or businesses. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its CMs to meet customers’ delivery requirements, or Brocade may accumulate excess inventories or incur costs associated with excess manufacturing capacity. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade will experience higher fixed costs as it expands its CMs’ capabilities for forecasted demand, which could negatively affect Brocade’s margins if demand decreases suddenly and Brocade is unable to reduce these fixed costs.
Additionally, most of Brocade’s manufacturing overhead and expenses are fixed in the short term or incurred in advance of receipt of corresponding revenue, and Brocade may not be able to reduce such expenses sufficiently to offset declining product prices. As a result, Brocade’s gross margins may be adversely affected by fluctuations in manufacturing volumes, component costs, foreign currency exchange rates, the mix of product configurations sold, and the mix of distribution channels through which its products are sold. Brocade’s gross margins may also be adversely affected if product or related warranty costs associated with Brocade’s products are greater than previously experienced.

Brocade has extensive international operations, which exposes its business and operations to additional risks.

Brocade has significant international operations, and a significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s CMs have significant operations in China. Brocade’s international sales of its IP networking solutions have primarily depended on a variety of its distributors and resellers. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including, but not limited to, the following:

•	Exposure to economic instability or fluctuations in international markets that could cause reductions in IT spending;

•	Exposure to inflationary risks in China and the continuing sovereign debt risk and economic instability in certain regions of Europe, including Russia;

•	Regulation of certain technology products or imposed export sanctions, such as restrictions on exports to Russia, could negatively impact international revenues;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes, such as China and India;

•	Managing research and development and sales teams in geographically diverse locations, including teams divided between the United States and India;

•	Significant wage inflation in certain economies, such as China and India;

•	Increased exposure to foreign currency exchange rate fluctuations, including the appreciation of foreign currencies such as the Chinese yuan, the Indian rupee, or the Swiss franc;

•	Effective communications across multiple geographies, cultures, and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell, and support Brocade’s products in international markets;

•	Compliance with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for products;

•	Increased complexity, time, and costs of managing international operations;

•	Commercial laws and business practices that favor local competition;

•
Multiple, potentially conflicting and changing governmental laws, regulations, and practices, including differing environmental, data privacy, export, import, trade, manufacturing, tax, labor, and employment laws;

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

IT spending is subject to cyclical and uneven fluctuations, which could cause Brocade’s financial results to fluctuate unevenly and unpredictably. For example, the U.S. federal budget for government IT spending can be highly seasonal and subject to delays, reductions, and uncertainty due to changes in the political and legislative environment. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new or enhanced products. While Brocade’s first and fourth fiscal quarters have typically been seasonally stronger quarters than its second and third fiscal quarters for SAN products, future buying patterns may differ from historical seasonality. In addition, the buying patterns for Brocade IP networking solutions are typically stronger in the third and fourth fiscal quarters. If the mix of revenue from IP networking solutions changes materially, it may also cause results to differ from historical seasonality.
Accordingly, Brocade’s quarterly and annual revenues, operating results, financial position, and other financial and operating metrics may vary significantly in the future. The results of any prior periods should not be relied upon as an indication of future performance. Brocade cannot provide assurance that, in future quarters, its revenues or operating results will not be below Brocade’s projections or the expectations of stock market analysts or investors, which could adversely affect Brocade’s financial position and cause its stock price to decline.

If product orders are received late in a fiscal quarter, Brocade may be unable to recognize revenue for these orders in the same quarter, which could adversely affect quarterly financial results.

The Brocade IP networking business typically experiences significantly higher levels of customer orders toward the end of a fiscal period. Customer orders received toward the end of the period may not ship within the period due to Brocade’s manufacturing lead times. The inability to ship within the quarter in which the customer orders are received could negatively impact Brocade’s revenues in a particular quarter.

Brocade is subject to—and will continue to be subject to—intellectual property infringement claims and litigation that are costly to defend and/or settle, which could result in significant damages and other costs to Brocade and limit Brocade’s ability to use certain technologies in the future.

Brocade competes in markets that are frequently subject to claims and related litigation regarding patent and other intellectual property rights. Third parties have from time to time asserted patent, copyright, trade secret, and/or other intellectual property-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products or a combination of products, including third-party products, methods used in its operations, or uses of its products by its customers. Moreover, these claims may concern Brocade’s hiring of a former employee of the third-party claimant. Brocade and companies acquired by Brocade have in the past incurred, and will likely incur in the future, substantial expenses to defend against such third-party claims. Brocade’s suppliers and customers also may be subject to third-party intellectual property claims with respect to their own products, which could negatively impact the suppliers’ ability to supply Brocade with components or the customers’ willingness to purchase products from Brocade. In addition, Brocade may be subject to claims, defenses, and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade’s agreements with suppliers, OEM and channel partners, or customers. If Brocade refuses to indemnify or defend such claims, for instance, even in situations where the allegations are meritless, then suppliers, partners, or customers may refuse to do business with Brocade. Parties that assert such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to prolonged periods of litigation expenses, additional burdens on employees or other resources, distraction from Brocade’s business operations, component supply stoppages, expensive settlement payments, and lost sales. Furthermore, there is little or no information publicly available concerning market or fair values for license settlement fees, which can lead to overpayment of license or settlement fees. Any of the above scenarios could have a material adverse effect on Brocade’s financial position, results of operations, cash flows, and future business prospects.

Undetected software or hardware errors could increase Brocade’s costs, reduce its revenues, and delay market acceptance of its products.

Networking products frequently contain undetected software or hardware errors (“bugs”) when first introduced or as new versions are released. As Brocade continues to expand its product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade products. In addition, through its acquisitions, Brocade has assumed—and may in the future assume—products previously developed by an acquired company that have not been through the same level of product development, testing, and quality control processes used by Brocade, and may have known and/or undetected errors. Some types of errors may not be detected until the product is installed in a user environment. In addition, Brocade products are often combined with other products, including software from other vendors, and these products often need to interoperate. For existing IT products that have different specifications, utilize multiple protocol standards, and may be procured from other vendors, it may be difficult to identify the source of any problems. These problems may cause Brocade to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts, and cause significant customer relations problems resulting in lower profitability from increased costs and possibly decreased revenue. Moreover, the occurrence of hardware and software errors, whether caused by Brocade products or another vendor’s products, could delay market acceptance of new or enhanced Brocade products.

Brocade’s supply chain is dependent on sole-source and limited-source suppliers and a limited number of major CMs, either one or both of which may significantly impact results of operations.

Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s single-source components include, but are not limited to, its application-specific integrated circuits (“ASICs”). Brocade’s principal limited-source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors, and switch fabric components. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade’s suppliers experience component defects, Brocade may not be able to deliver its products to customers in a timely manner and may be required to repair or retrofit products previously delivered to customers, at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole-source or limited-source suppliers to delay or halt production, go out of business, or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. Any manufacturing disruption by these sole-source or limited-source suppliers could severely impair Brocade’s ability to fulfill orders and may significantly impact results of operations.
In addition, the loss of any of Brocade’s major CMs, or portions of their capacity, could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new CM and commencing volume production is typically a lengthy and expensive process. If Brocade changes any of its CMs or if any of its CMs experience delays, disruptions, capacity constraints, component parts shortages, or quality control problems in their manufacturing operations, shipment of Brocade’s products to customers could be delayed and result in loss of revenues. In turn, Brocade’s competitive position and relationships with customers could be harmed.

Brocade’s intellectual property rights may be infringed upon or misappropriated by others, and Brocade may not be able to protect or enforce its intellectual property rights.

Brocade’s intellectual property rights may be infringed upon or misappropriated by others, including by competitors, partners, former employees, foreign governments, or other third parties. In some cases, such infringement or misappropriation may be undetectable, or enforcement of Brocade’s intellectual property rights may be impractical. Brocade has filed, and may in the future file, lawsuits against third parties in an effort to enforce its intellectual property rights. Intellectual property litigation is expensive and unpredictable. There can be no assurance that Brocade will prevail in such assertions or enforcement efforts, either on the merits, or with respect to particular relief sought, such as damages or an injunction. Nor can there be any assurance that any awarded damages ultimately will be paid to Brocade. Furthermore, the opposing party may attempt to prove that the asserted intellectual property rights are invalid or unenforceable, and, if successful, may seek recompense for its attorneys’ fees and costs or countersue Brocade as part of its defense. Finally, there can be no assurance that any attempt by Brocade to enforce its intellectual property rights, even if successful in court, will improve Brocade’s sales or diminish the defendant’s sales or stop the defendant’s allegedly unfair competition.
Brocade relies on a combination of patent, copyright, trademark, and trade secret laws, along with measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate or adequate to address the particular risk, which could result in a loss of intellectual property rights. Loss or violation of Brocade’s intellectual property rights could adversely affect Brocade’s business and operating results, result in a loss of revenue, and increase expenses.

Brocade relies on licenses from third parties and the loss or inability to obtain any such license could adversely affect its business.

Many Brocade products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Brocade believes that, based upon past experience and standard industry practice, such licenses generally can be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses will be available on acceptable terms, if at all. Brocade’s inability to obtain certain licenses or other rights on favorable terms could have an adverse effect on Brocade’s business, operating results, and financial condition, including its ability to continue to distribute or support affected products.

In addition, if Brocade has failed or in the future fails to adequately manage the use of commercial or “open source” software in Brocade’s products, or if companies acquired by Brocade fail in such regard, Brocade may be subject to copyright infringement litigation or other claims. Furthermore, Brocade may be required, for commercially licensed software, to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open source software, Brocade may be required to license proprietary portions of its products on a royalty-free basis, expose proprietary parts of source code, or commence costly product redesigns that could result in a loss of intellectual property rights, product performance degradation, or a delay in shipping products to customers.

Business interruptions could adversely affect Brocade’s business operations.

Brocade’s business operations and the operations of its suppliers, CMs, and customers are vulnerable to interruptions caused by acts of terrorism, fires, earthquakes, tsunamis, nuclear reactor leaks, hurricanes, power losses, telecommunications failures, and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, are located near major earthquake faults. Brocade does not have multiple-site capacity for all of its services in the event of a business disruption. In the event of a major earthquake, Brocade could experience business interruption resulting from destruction of facilities or other infrastructure and from loss of life. Brocade carries a limited amount of earthquake insurance, which may not be sufficient to cover earthquake-related losses, and has not set aside funds or reserves to cover other potential earthquake-related losses. Additionally, major public health issues, such as an outbreak of a pandemic or epidemic, may interrupt business operations of Brocade or its suppliers in those geographic regions affected by that particular health issue. In addition, one of Brocade’s CMs has a major facility located in an area that is subject to hurricanes, and Brocade’s suppliers could face other natural disasters, such as floods, earthquakes, extreme weather, and fires. In the event that a material business interruption occurs that affects Brocade, its suppliers, CMs, or customers, shipments could be delayed and Brocade’s business and financial results could be harmed.
In addition, Brocade may suffer reputational harm and may not carry sufficient insurance to compensate for financial losses that may occur as a result of any of these events. Any such event could have a material adverse effect on Brocade’s business, operating results, and financial condition, and could expose Brocade to significant third-party claims of liability and damages.

Cyberattacks and data security breaches could disrupt Brocade’s operations, negatively impact Brocade’s reputation, and erode customers’ trust.

Cyberattacks and other malicious attacks can lead to data breaches, computer break-ins, malware, viruses, and unauthorized tampering with Brocade’s computer systems, intellectual property, and confidential information of Brocade, its customers, and partners. These attacks could disrupt Brocade’s operations, negatively impact Brocade’s reputation, and erode customers’ trust. Brocade may not successfully limit attacks by malicious third parties if they attempt to undermine or disrupt Brocade’s cybersecurity, despite implementation of cybersecurity measures. Additionally, Brocade may suffer reputational harm as a result of a data security breach involving customers’ or employees’ information, all of which could negatively impact profitability and/or increase expenses. Customers have become increasingly sensitive to government-sponsored surveillance and may believe that U.S. manufacturers’ equipment contains “backdoor” code that would allow customer data to be compromised by either governmental bodies or other third parties. As a result, customers may choose not to deploy Brocade networking products, which could negatively impact Brocade’s business and financial results.

Brocade’s failure to meet its commitment to return capital to its stockholders could have a material adverse effect on its stock price.

In September 2014, Brocade reaffirmed its intent to return at least 60% of its adjusted free cash flow to stockholders in the form of share repurchases and dividends, which the Brocade Board of Directors first declared in the third quarter of fiscal year 2014. Brocade’s ability to return at least 60% of its adjusted free cash flow to stockholders is limited by, among other things, covenants in its indebtedness and Delaware law. If Brocade is unable to meet its intended capital return objective, or if the Board of Directors decides to alter the capital return objective, Brocade’s reputation and its stock price may be materially adversely affected.

Brocade’s business is subject to increasingly complex and changing legal and regulatory requirements that could adversely affect its business and financial results.

Brocade is subject to the changing rules and regulations of federal and state governments as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the SEC, the Internal Revenue Service (the “IRS”), and the NASDAQ Stock Market LLC (“NASDAQ”), have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. In addition, the Department of Treasury, the Department of Labor, and various Congressional representatives have proposed additional rules and regulations that may go into effect in the near future. Brocade is also subject to various rules and regulations of certain foreign jurisdictions, including applicable tax regulations. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.
For example, the requirement under the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) that certain public companies disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured by those companies, and, if those minerals originated in the Democratic Republic of the Congo or an adjoining country, could negatively impact Brocade’s supply chain or impose additional costs related to that supply chain. Brocade’s due diligence on its supply chain is ongoing. Therefore, it may be possible that conflict minerals are a part of the electronics industry supply chain utilized by Brocade and thus it may be possible that conflict minerals are contained in Brocade’s products. The implementation of these requirements by government regulators and Brocade’s partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Brocade products. In addition, Brocade has incurred and will incur additional costs to comply with the disclosure requirements for conflict minerals, including costs related to determining the source of any of the relevant minerals and metals used in Brocade products. As a result, Brocade’s business and financial results could be adversely affected.
Similarly, Brocade is subject to various environmental and other regulations governing product safety, materials usage, packaging, and other environmental impacts in the various countries where Brocade products are sold. For example, many Brocade products are subject to laws and regulations that restrict the use of lead, mercury, hexavalent chromium, cadmium, and other substances, and that require producers of electrical and electronic equipment, such as Brocade, to assume responsibility for collecting, treating, recycling, and disposing of products when they have reached the end of their useful life.
For example, in Europe, environmental restrictions apply to products sold in that region, and certain Brocade partners require compliance with these or other more stringent requirements. In addition, recycling, labeling, and related requirements apply to products Brocade sells in Europe. China has also enacted legislation with similar requirements for Brocade products or its partners’ sale of Brocade products. If Brocade products do not comply with the substance restrictions under local environmental laws, Brocade could be subject to fines, civil or criminal sanctions, and contract damage claims. In addition, Brocade could be prohibited from shipping noncompliant products into one or more jurisdictions and required to recall and replace any noncompliant products already shipped, which would disrupt the ability to ship products and result in reduced revenue, increased warranty expense, increased obsolete or excess inventories, and harm to Brocade’s business and customer relationships. Brocade’s suppliers may also fail to provide it with compliant materials, parts, and components despite Brocade’s requirement to do so, which could impact Brocade’s ability to produce compliant products and, accordingly, could disrupt its business or increase costs.
Brocade is subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of personal information and data. Brocade’s possession and use of personal information and data subjects it to legislative and regulatory burdens that may require Brocade to notify customers or employees of a data security breach. Brocade has incurred, and will continue to incur, expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. Such data privacy laws and regulations may negatively impact Brocade’s ability to execute transactions and pursue business opportunities.

Changes to Brocade’s provision for income taxes or unfavorable outcomes of tax audits could adversely impact Brocade’s financial results.

Brocade is subject to income and other taxes in the United States, including those required by both state and federal governmental agencies such as the IRS, and numerous foreign jurisdictions. Brocade’s provision for income taxes could be materially increased due to changes in tax laws in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense. In this regard, the United States, countries in the European Union, and other countries where Brocade operates are actively considering changes to relevant tax, accounting, and other laws, regulations, and interpretations, including fundamental changes to tax laws applicable to multinational corporations. In addition, future effective tax rates could be subject to volatility or adversely affected by changes in the geographic mix of earnings in countries with differing statutory rates, changes in the valuation of deferred tax assets and liabilities, lapses in the federal R&D tax credit, and tax effects of stock-based compensation. These potential changes could increase Brocade’s effective tax rate or result in other costs in the future.
Brocade is subject to periodic audits or other reviews by such governmental agencies, and is currently under examination by the IRS and several state and foreign tax jurisdictions for various years. Audits by the IRS and other governmental tax agencies are subject to inherent uncertainties and could result in unfavorable outcomes, including potential fines or penalties. While Brocade regularly assesses the likely outcomes of these audits in order to determine the appropriateness of its tax provision, the occurrence of an unfavorable outcome in any specific period could have a material adverse effect on Brocade’s financial condition or results for that period or future periods. The expense of defending and resolving such an audit may be significant.

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

Brocade has incurred substantial indebtedness that may decrease its business flexibility, access to capital, and/or increase its borrowing costs, which may adversely affect Brocade’s operations and financial results.

As of January 31, 2015, excluding the indebtedness in respect of the 6.875% senior secured notes due 2020, which has been discharged in accordance with the terms of the indenture for such notes, Brocade had approximately $875 million in principal amount of outstanding indebtedness, including $575 million of indebtedness under the 1.375% convertible senior notes due 2020 (the “2020 Convertible Notes”) and $300 million of unsecured indebtedness under the 4.625% senior notes due 2023 (the “2023 Notes”) (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). The indenture governing the 2023 Notes contains several negative covenants that restrict the incurrence of debt by Brocade’s subsidiaries, the incurrence of liens on principal properties and restrict Brocade and its subsidiaries from engaging in certain sale-leaseback transactions. In addition, the indentures governing both the 2020 Convertible Notes and 2023 Notes impose covenants that restrict Brocade’s ability to effect certain mergers, consolidations or sales of assets and require Brocade to offer to repurchase the notes upon the occurrence of certain “fundamental changes” or “changes of control triggering events.” These covenants could have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs should further debt financing be desired, and may adversely affect Brocade’s operations and financial results. Brocade’s failure to comply with these covenants would result in a default under the applicable indenture, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. A default under one of the indentures could also result in cross defaults under Brocade’s other debt instruments, negatively impact the price and liquidity of Brocade’s debt and equity securities, negatively impact Brocade’s credit ratings, and impair Brocade’s ability to access sources of capital. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt.
Any negative changes by rating agencies to Brocade’s credit rating may further negatively impact the price and liquidity of Brocade’s debt and equity securities as well as its ability to access sources of capital.

The occurrence of a “Fundamental Change” with respect to the 2020 Convertible Notes or a “Change of Control Triggering Event” with respect to the 2023 Notes or a conversion of the 2020 Convertible Notes could negatively impact Brocade’s cash flows and financial position.

Holders of the 2020 Convertible Notes will have the right to require Brocade to repurchase their convertible notes upon the occurrence of a “Fundamental Change” and holders of the 2023 Notes will have the right to require Brocade to repurchase their senior notes upon the occurrence of a “Change of Control Triggering Event,” in each case, at a repurchase price equal to 100% of the principal amount of the applicable notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2020 Convertible Notes, Brocade will be required to make cash payments up to the full conversion value in respect of the convertible notes being converted, unless Brocade elects to only deliver shares of its common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share). It is Brocade’s current intent and policy to settle conversions of the 2020 Convertible Notes through the delivery of cash up to the principal amount of converted convertible notes, together with shares of common stock to satisfy any conversion obligation in excess of such specified dollar amount. However, if Brocade elects to settle conversions of the 2020 Convertible Notes solely in shares of common stock, such settlement would result in additional dilution to Brocade’s stockholders and could result in more dilutive accounting treatment for the 2020 Convertible Notes. The 2020 Convertible Notes may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in Brocade’s stock price.
If Brocade is required to make repurchases of the 2020 Convertible Notes or the 2023 Notes or make cash payments in respect of conversions of the 2020 Convertible Notes, Brocade may not have enough available cash or be able to obtain financing on acceptable terms (or at all) at the time. Further, these obligations would negatively impact Brocade’s cash flows and could limit its ability to use its available cash and cash flow for other liquidity needs, including working capital, capital expenditures, acquisitions, investments, and other general corporate purposes. Brocade’s ability to repurchase the notes or to pay cash upon conversions of the 2020 Convertible Notes may also be limited by law, by regulatory authority, or by agreements governing its future indebtedness.

Provisions in Brocade’s charter documents, customer agreements, and Delaware law could discourage, delay, or prevent a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for Brocade’s common stock and adversely affect the value of Brocade’s convertible notes.

Provisions of Brocade’s certificate of incorporation and bylaws may discourage, delay, or prevent a merger or mergers that a stockholder may consider favorable. These provisions include, but are not limited to:

•	Authorizing the issuance of preferred stock without stockholder approval;

•	Prohibiting cumulative voting in the election of directors;

•	Limitations on who may call special meetings of stockholders and when special meetings of stockholders may be called; and

•	Prohibiting stockholder actions by written consent.
Certain provisions of Delaware law also may discourage, delay, or prevent someone from acquiring or merging with Brocade, and Brocade’s agreements with certain Brocade customers require that Brocade give prior notice of a change of control and grant certain manufacturing rights following a change of control. Brocade’s various change of control provisions could prevent or delay a change in control of Brocade, which could hinder stockholders’ ability to receive a premium for Brocade’s common stock and could adversely affect the value of Brocade’s convertible notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended January 31, 2015.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended January 31, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
November 2, 2014 to November 29, 2014	2,482	$11.22	2,482	$636,753
November 30, 2014 to December 27, 2014	2,446	$11.39	2,446	$608,902
December 28, 2014 to January 31, 2015	6,527	$11.76	6,527	$532,167
Total	11,455	$11.56	11,455

(1)
As of January 31, 2015, Brocade’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $2.0 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, $500 million on May 16, 2012, and $692 million on September 25, 2013), which was used for determining the amounts in these columns. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, the trading price of our common stock, general business and market conditions, and other factors, including alternative investment opportunities.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document

1.1
Purchase Agreement, dated January 8, 2015, by and among Brocade Communications Systems, Inc., Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 from Brocade’s current report on Form 8-K filed on January 14, 2015)

4.1
Indenture (including the Form of Notes) dated January 14, 2015, between Brocade Communications Systems, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 from Brocade’s current report on Form 8-K filed on January 14, 2015)

4.2	Form of 1.375% Convertible Senior Note due 2020 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 from Brocade’s current report on Form 8-K filed on January 14, 2015)

10.1*	Form of Restricted Stock Unit Agreement for Performance Stock Units under the 2009 Stock Plan

10.2*
Brocade Communications Systems, Inc. 2009 Stock Plan as amended and restated January 26, 2015 (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on January 30, 2015)

10.3	Form of Convertible Note Hedge Transaction Confirmation (incorporated by reference to Exhibit 99.1 from Brocade’s current report on Form 8-K filed on January 14, 2015)

10.4	Form of Warrant Transaction Confirmation (incorporated by reference to Exhibit 99.2 from Brocade’s current report on Form 8-K filed on January 14, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

Date:	March 6, 2015	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Senior Vice President and Chief Financial Officer