Form 10-Q
period 2015-05-02
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2015-06-05
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of May 29, 2015, was 415,331,996 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
For the Quarter Ended May 2, 2015

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
	(In thousands, except per share amounts)
Net revenues:
Product	$458,243	$442,280	$944,481	$917,485
Service	88,332	94,630	178,333	183,960
Total net revenues	546,575	536,910	1,122,814	1,101,445
Cost of revenues:
Product	137,612	142,271	287,538	295,898
Service	36,754	40,347	73,384	78,585
Total cost of revenues	174,366	182,618	360,922	374,483
Gross margin	372,209	354,292	761,892	726,962
Operating expenses:
Research and development	91,870	90,554	177,101	177,710
Sales and marketing	143,078	139,597	283,316	272,262
General and administrative	20,722	21,112	45,393	41,255
Amortization of intangible assets	627	131	765	10,014
Acquisition and integration costs	2,344	—	2,344	—
Restructuring, goodwill impairment, and other related costs (benefits)	(637)	82,703	(637)	88,920
Gain on sale of network adapter business	—	—	—	(4,884)
Total operating expenses	258,004	334,097	508,282	585,277
Income from operations	114,205	20,195	253,610	141,685
Interest expense	(10,552)	(9,234)	(35,976)	(18,430)
Interest and other income (loss), net	466	(20)	(93)	(1,356)
Income before income tax	104,119	10,941	217,541	121,899
Income tax expense	27,079	24,625	53,234	54,699
Net income (loss)	$77,040	$(13,684)	$164,307	$67,200
Net income (loss) per share—basic	$0.18	$(0.03)	$0.39	$0.15
Net income (loss) per share—diluted	$0.18	$(0.03)	$0.38	$0.15
Shares used in per share calculation—basic	420,718	436,167	424,627	438,370
Shares used in per share calculation—diluted	433,234	436,167	436,195	451,999

Cash dividends declared per share	$0.035	$—	$0.07	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
	(In thousands)
Net income (loss)	$77,040	$(13,684)	$164,307	$67,200
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	(143)	1,094	(1,918)	170
Net gains and losses reclassified into earnings	1,109	32	1,713	1
Net unrealized gains (losses) on cash flow hedges	966	1,126	(205)	171
Foreign currency translation adjustments	(1,068)	1,298	(5,289)	475
Total other comprehensive income (loss)	(102)	2,424	(5,494)	646
Total comprehensive income (loss)	$76,938	$(11,260)	$158,813	$67,846
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 2, 2015	November 1, 2014
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,366,812	$1,255,017
Accounts receivable, net of allowances for doubtful accounts of $1,676 and $80 at May 2, 2015, and November 1, 2014, respectively	185,136	224,913
Inventories	41,379	38,718
Deferred tax assets	103,501	92,692
Prepaid expenses and other current assets	54,501	46,665
Total current assets	1,751,329	1,658,005
Property and equipment, net	439,789	445,433
Goodwill	1,617,171	1,567,723
Intangible assets, net	83,118	26,658
Other assets	49,217	35,856
Total assets	$3,940,624	$3,733,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,900	$93,705
Accrued employee compensation	135,906	169,018
Deferred revenue	234,110	239,993
Other accrued liabilities	82,198	84,592
Total current liabilities	544,114	587,308
Long-term debt, net of current portion	787,554	595,450
Non-current deferred revenue	72,084	71,746
Non-current income tax liability	48,156	39,647
Non-current deferred tax liabilities	24,047	27,153
Other non-current liabilities	3,748	4,310
Total liabilities	1,479,703	1,325,614
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 417,886 and 431,470 shares at May 2, 2015, and November 1, 2014, respectively	418	431
Additional paid-in capital	1,698,111	1,774,197
Accumulated other comprehensive loss	(24,308)	(18,814)
Retained earnings	786,700	652,247
Total stockholders’ equity	2,460,921	2,408,061
Total liabilities and stockholders’ equity	$3,940,624	$3,733,675
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	May 2, 2015	May 3, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$164,307	$67,200
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(29,570)	(27,415)
Depreciation and amortization	40,247	59,927
Loss on disposal of property and equipment	1,241	3,178
Gain on sale of network adapter business	—	(4,884)
Amortization of debt issuance costs and debt discount	5,224	566
Write-off of debt discount and debt issuance costs related to lenders that did not participate in refinancing	4,808	—
Provision for doubtful accounts receivable and sales allowances	4,694	3,528
Non-cash stock-based compensation expense	40,157	39,640
Goodwill impairment charge	—	83,382
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	35,237	52,266
Inventories	3,008	4,570
Prepaid expenses and other assets	(25,702)	(8,371)
Deferred tax assets	503	57
Accounts payable	(6,160)	(7,126)
Accrued employee compensation	(39,997)	(11,738)
Deferred revenue	(9,149)	573
Other accrued liabilities	25,285	33,324
Restructuring liabilities	(1,866)	(10,964)
Net cash provided by operating activities	212,267	277,713
Cash flows from investing activities:
Purchases of non-marketable equity and debt investments	(150)	(223)
Purchases of property and equipment	(34,091)	(27,395)
Purchase of intangible assets	(7,750)	—
Net cash paid in connection with acquisitions	(95,278)	—
Proceeds from collection of note receivable	250	250
Proceeds from sale of network adapter business	—	9,995
Net cash used in investing activities	(137,019)	(17,373)

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued (Unaudited)

	Six Months Ended
	May 2, 2015	May 3, 2014
	(In thousands)
Cash flows from financing activities:
Payment of principal related to senior secured notes	(300,000)	—
Payment of debt issuance costs	(1,661)	—
Payment of principal related to capital leases	(1,267)	(1,749)
Common stock repurchases	(208,244)	(190,432)
Proceeds from issuance of common stock	21,975	54,530
Payment of cash dividends to stockholders	(29,854)	—
Proceeds from convertible notes	565,656	—
Purchase of convertible hedge	(86,135)	—
Proceeds from issuance of warrants	51,175	—
Excess tax benefits from stock-based compensation	29,570	27,415
Net cash provided by (used in) financing activities	41,215	(110,236)
Effect of exchange rate fluctuations on cash and cash equivalents	(4,668)	512
Net increase in cash and cash equivalents	111,795	150,616
Cash and cash equivalents, beginning of period	1,255,017	986,997
Cash and cash equivalents, end of period	$1,366,812	$1,137,613
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,937	$17,375
Cash paid for income taxes	$23,599	$16,408
Supplemental schedule of non-cash investing activities:
Settlement of debt investment in relation to acquisition	$150	$—
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

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the six months ended May 2, 2015, as compared to the significant accounting policies disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended November 1, 2014.
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

Recent Accounting Pronouncements or Updates That Are Not Yet Effective
In April 2014, the FASB issued an update to ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this update, a discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. Only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. This update should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2016. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
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
In April 2015, the FASB issued an update to ASC 835, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Under this update, debt issuance costs related to a debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This update is effective for the Company in the first quarter of fiscal year 2017, with early adoption permitted. This update should be applied retrospectively to all prior periods presented in the financial statements and will be early adopted by the Company in the first quarter of fiscal year 2016. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
In April 2015, the FASB issued an update to ASC 350, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. This update provides guidance on the accounting for fees paid in a cloud computing arrangement if the arrangement was determined to include a software license. This update will not change GAAP for a customer’s accounting for service contracts. This update may be applied either prospectively or retrospectively and will be adopted by the Company in the first quarter of fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are primarily maintained at five major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of May 2, 2015, one customer accounted for 14% of total accounts receivable and no other customers individually accounted for more than 10% of total accounts receivable. As of November 1, 2014, three customers individually accounted for 15%, 12%, and 11% of total accounts receivable, for a combined total of 38% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.
For the three months ended May 2, 2015, four customers individually accounted for 15%, 12%, 12%, and 11% of the Company’s total net revenues for a combined total of 49% of total net revenues. For the three months ended May 3, 2014, four customers individually accounted for 17%, 16%, 12%, and 11% of the Company’s total net revenues for a combined total of 56% of total net revenues.
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

3. Acquisitions and Divestitures
Acquisitions
During the three months ended May 2, 2015, the Company completed its acquisition of two businesses to strengthen its software networking portfolio. The total aggregate purchase price of the acquisitions was $96.1 million, consisting of $95.4 million in cash consideration, which is gross of $0.1 million of cash acquired as part of the acquisitions, and $0.7 million in non-cash consideration. In addition, the Company recorded direct acquisition costs of $1.5 million and integration costs of $0.8 million. These costs were expensed as incurred and are presented in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended May 2, 2015, as “Acquisition and integration costs.”
The results of operations for both acquisitions are included in the Company’s Condensed Consolidated Statements of Operations from the respective dates of acquisition. The Company does not consider these acquisitions to be significant, individually or in the aggregate, to its results of operations or financial position. Therefore, the Company is not presenting pro-forma financial information of combined operations.
In connection with these acquisitions, the Company allocated the total purchase consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition dates. The following table summarizes the allocation of the total aggregate purchase price to the fair value of the assets and liabilities acquired (in thousands):

Assets acquired:
Cash	$161
Accounts receivable	154
Property and equipment, net	1,479
Identifiable intangible assets:
Core/developed technology	28,450
Customer relationships	22,030
Patents with broader applications	1,040
Trade name	500
Non-compete agreements	240
Total identifiable intangible assets	52,260
Goodwill (1)	49,458
Other assets	98
Total assets acquired	103,610
Liabilities assumed:
Deferred revenue	(3,603)
Deferred tax liabilities	(3,087)
Other accrued liabilities	(820)
Total liabilities assumed	(7,510)
Net assets acquired	$96,100

(1)
The goodwill recognized primarily represents potential synergies from combining operations of the acquired businesses and the Company, as well as intangible assets that do not qualify for separate recognition. The total amount of goodwill that is expected to be deductible for tax purposes is $38.1 million.

In conjunction with the acquisitions, the Company granted restricted stock unit (“RSU”) and cash consideration awards to transferring or continuing employees of the acquired businesses. These awards require the employees to continue providing services to the Company for the duration of the vesting or payout periods.
For certain employees, the Company granted RSUs with an aggregate fair value of $6.4 million at the grant date, with RSUs vesting every six months for a total vesting period of two years. The RSUs will be accounted for as stock-based compensation expense and reported, as applicable, within “Cost of revenues,” “Research and development,” “Sales and marketing,” and “General and administrative” on the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended May 2, 2015, the Company recognized $0.3 million of stock-based compensation expense related to these RSU awards.

For certain other employees, the Company will pay a total aggregate amount of $10.3 million as cash awards for their services. The awards are paid out in annual installments over a total period of four years. The cash consideration will be accounted for as employees’ compensation expense and reported within “Research and development” on the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended May 2, 2015, the Company recognized $0.4 million of compensation expense related to these cash awards.
For one of the acquisitions, the Company held an existing equity interest in the business at an acquisition-date fair value of $0.4 million. The Company used a market approach based on comparable recent investments into this acquired business to estimate the acquisition-date fair value of the existing equity interest. No gain or loss was recognized as a result of remeasuring the existing equity interest, as the cost of the existing equity interest approximated its fair value.
The allocation of the total aggregate purchase price reflects the Company’s preliminary estimates and is subject to revision as additional information in relation to the fair value of the Company’s identifiable intangible assets and deferred tax liability becomes available. Additional information that existed as of the acquisition date may become known to the Company during the remainder of the acquisitions’ measurement periods. This period is not to exceed 12 months from the acquisition date. Adjustments in the allocation of the purchase price may be retroactively applied to the period in which the respective acquisitions occurred.
Divestitures
On January 17, 2014, the Company completed the sale of its network adapter business to QLogic Corporation as part of the Company’s business strategy to focus development on a portfolio of high-performance networking hardware and software-based products and services.
The net carrying amount of the network adapter business’ assets and liabilities at the time of the divestiture was $5.1 million, comprised primarily of associated goodwill of $4.1 million. The sale resulted in a gain of $4.9 million in the six months ended May 3, 2014, which is presented in the Company’s Condensed Consolidated Statements of Operations as “Gain on sale of network adapter business.”

4. Goodwill and Intangible Assets
The following table presents a summary of the net carrying value of the Company’s intangible assets (in thousands):

	May 2, 2015	November 1, 2014
Indefinite-lived intangible assets
Goodwill	$1,617,171	$1,567,723
In-process research and development (“IPR&D”) (1)	15,110	15,110
Finite-lived intangible assets
Total intangible assets subject to amortization (2), (3)	68,008	11,548
Total intangible assets	$1,700,289	$1,594,381

(1)
Acquired IPR&D is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. If the research and development effort associated with the IPR&D is successfully completed, then the IPR&D intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed. The development effort on the IPR&D intangible asset is expected to be completed by the first half of fiscal year 2016.

(2)	During the six months ended May 2, 2015, the Company purchased a perpetual, non-exclusive license to certain patents for $7.8 million.

(3)
During the six months ended May 2, 2015, the Company acquired $52.3 million of intangible assets related to the Company’s acquisition of two businesses. See Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements.

The Company conducts the IPR&D impairment test annually, as of the first day of the second fiscal quarter, and whenever events occur or facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. For the annual IPR&D impairment test, the Company elects the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the IPR&D assets is less than the carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the IPR&D assets is less than the carrying amount, then the Company conducts a quantitative analysis to determine the fair value of the IPR&D assets. If the carrying amount of the IPR&D assets exceeds the fair value, then the Company recognizes an impairment loss equal to the difference.
Based on the results of the annual IPR&D impairment analysis performed during the second fiscal quarter of 2015, the Company determined that no impairment needed to be recorded.
The following table summarizes goodwill activity by reportable segment for the six months ended May 2, 2015 (in thousands):

	SAN Products	Internet Protocol (“IP”) Networking Products	Global Services	Total
Balance at November 1, 2014
Goodwill	$176,346	$1,365,175	$155,416	$1,696,937
Accumulated impairment losses	—	(129,214)	—	(129,214)
	176,346	1,235,961	155,416	1,567,723
Acquisitions (1)	—	49,458	—	49,458
Tax and other adjustments during the six months ended May 2, 2015 (2)	(10)	—	—	(10)
Balance at May 2, 2015
Goodwill	176,336	1,414,633	155,416	1,746,385
Accumulated impairment losses	—	(129,214)	—	(129,214)
	$176,336	$1,285,419	$155,416	$1,617,171

(1)	The goodwill acquired relates to the Company’s acquisition of two businesses. See Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements.

(2)	The goodwill adjustments during the six months ended May 2, 2015, were primarily a result of tax benefits from the exercise of stock awards of acquired companies.
The Company conducts the goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events occur or facts and circumstances indicate it is more likely than not that the fair value of a reporting unit has fallen below its carrying amount. For the annual goodwill impairment test, the Company uses the income approach, the market approach, or a combination thereof to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value, applying various observable market-based multiples to the reporting unit’s operating results and then applying an appropriate control premium. For the fiscal year 2015 annual goodwill impairment test, the Company used a combination of the income approach and the market approach, weighted equally, to estimate each reporting unit’s fair value.
Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions it believes to be reasonable, but these estimates and assumptions are inherently uncertain. Estimates and assumptions with respect to the determination of the fair value of its reporting units using the income approach include, among other inputs:

•	The Company’s operating forecasts;

•	The Company’s forecasted revenue growth rates; and

•	Risk-commensurate discount rates and costs of capital.
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
Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2015, the Company determined that no impairment needed to be recorded.

The Company acquired certain finite-lived intangible assets as part of its two acquisitions during the three months ended May 2, 2015 (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements). The following table presents details of the acquired finite-lived intangible assets (in thousands, except for weighted-average useful life):

	Fair Value	Weighted- Average Useful Life (in years)
Trade name	$500	6.00
Core/developed technology	28,450	4.04
Customer relationships	22,030	7.93
Non-compete agreements	240	2.00
Patents with broader applications (1)	1,040	15.00
Total intangible assets	$52,260	5.91

(1)
These are patents acquired by the Company as part of an acquisition during the three months ended May 2, 2015. The potential use of these patents extends beyond their use in the core/developed technology acquired in the acquisition.

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The Company did not incur costs to renew or extend the term of any recognized intangible assets during the six months ended May 2, 2015. The following tables present details of the Company’s finite-lived intangible assets (in thousands, except for weighted-average remaining useful life):

May 2, 2015	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$1,090	$306	$784	4.66
Core/developed technology	40,530	4,458	36,072	3.91
Patent license (1)	7,750	291	7,459	18.23
Customer relationships	23,110	992	22,118	7.66
Non-compete agreements	1,050	507	543	1.67
Patents with broader applications	1,040	8	1,032	14.88
Total intangible assets	$74,570	$6,562	$68,008	6.86

November 1, 2014	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$590	$227	$363	3.00
Core/developed technology	12,080	1,964	10,116	4.30
Customer relationships	1,080	427	653	3.01
Non-compete agreements	810	394	416	2.01
Total intangible assets	$14,560	$3,012	$11,548	4.10

(1)
The patent license was assigned an estimated useful life that reflects the Company’s consumption of the expected defensive benefits related to this intangible asset. The method of amortization for the patent license reflects the Company’s estimate of the pattern in which these expected defensive benefits will be used by the Company, and is primarily driven by a mix of expiration patterns of the individual patents included in the license.

The following table presents the amortization of finite-lived intangible assets included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Cost of revenues	$1,857	$396	$2,494	$6,858
Research and development	627	131	765	10,014
General and administrative (1)	291	—	291	—
Total	$2,775	$527	$3,550	$16,872

(1)	The amortization is related to the $7.8 million of perpetual, non-exclusive license to certain patents purchased during the six months ended May 2, 2015.
The following table presents the estimated future amortization of finite-lived intangible assets as of May 2, 2015 (in thousands):

Fiscal Year	Estimated Future Amortization
2015 (remaining six months)	$7,558
2016	14,774
2017	14,301
2018	9,779
2019	6,259
Thereafter	15,337
Total	$68,008

5. Balance Sheet Details
The following tables provide details of selected balance sheet items (in thousands):

	May 2, 2015	November 1, 2014
Inventories:
Raw materials	$14,493	$10,491
Finished goods	26,886	28,227
Inventories, net	$41,379	$38,718

	May 2, 2015	November 1, 2014
Property and equipment:
Computer equipment	$14,189	$13,679
Software	65,091	62,919
Engineering and other equipment (1)	390,656	383,412
Furniture and fixtures (1)	30,474	29,053
Leasehold improvements	28,021	23,607
Land and building	384,426	384,659
Subtotal	912,857	897,329
Less: Accumulated depreciation and amortization (1), (2)	(473,068)	(451,896)
Property and equipment, net	$439,789	$445,433

(1)
Engineering and other equipment, furniture and fixtures, and accumulated depreciation and amortization include the following amounts under capital leases as of May 2, 2015, and November 1, 2014, respectively (in thousands):

	May 2, 2015	November 1, 2014
Cost	$11,925	$11,925
Accumulated depreciation	(8,130)	(7,209)
Property and equipment, net, under capital leases	$3,795	$4,716

(2)	The following table presents the depreciation of property and equipment included on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Depreciation expense	$17,898	$20,519	$36,697	$43,055

6. Fair Value Measurements
The Company applies fair value measurements to both financial and non-financial assets and liabilities. The Company does not have any non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of May 2, 2015.
The fair value accounting guidance permits companies to elect fair value measurement for many financial instruments and certain other items that are not required to be accounted for at fair value. The Company did not elect to measure any eligible financial instruments or other assets at fair value as of May 2, 2015, and November 1, 2014.
Fair Value Hierarchy
The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
During the six months ended May 2, 2015, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

Assets and liabilities measured and recorded at fair value on a recurring basis as of May 2, 2015, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of May 2, 2015	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,096,830	$1,096,830	$—	$—
Derivative assets	232	—	232	—
Total assets measured at fair value	$1,097,062	$1,096,830	$232	$—
Liabilities:
Derivative liabilities	$2,387	$—	$2,387	$—
Total liabilities measured at fair value	$2,387	$—	$2,387	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
Assets and liabilities measured and recorded at fair value on a recurring basis as of November 1, 2014, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of November 1, 2014	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,009,283	$1,009,283	$—	$—
Derivative assets	99	—	99	—
Total assets measured at fair value	$1,009,382	$1,009,283	$99	$—
Liabilities:
Derivative liabilities	$1,937	$—	$1,937	$—
Total liabilities measured at fair value	$1,937	$—	$1,937	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

7. Restructuring and Other Related Costs
The following table provides details of the Company’s restructuring and other charges (in thousands):

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Goodwill impairment	$—	$83,382	$—	$83,382
Severance and benefits	—	(43)	—	(1,788)
Lease loss reserve and related costs	(637)	(636)	(637)	7,326
Restructuring, goodwill impairment, and other related costs (benefits)	$(637)	$82,703	$(637)	$88,920

The following table provides a reconciliation of the Company’s beginning and ending restructuring liability balances (in thousands):

	Fiscal 2013 Fourth Quarter Restructuring Plan			Other Restructuring Plans
	Severance and Benefits	Contract Terminations and Other	Lease Loss Reserve and Related Costs	Lease Loss Reserve and Related Costs	Total
Restructuring liabilities at November 1, 2014	$171	$42	$3,949	$994	$5,156
Restructuring and other charges	—	—	(520)	(117)	(637)
Cash payments	—	(42)	(749)	(227)	(1,018)
Translation adjustment	—	—	(212)	—	(212)
Restructuring liabilities at May 2, 2015	$171	$—	$2,468	$650	$3,289

Current restructuring liabilities at May 2, 2015	$171	$—	$1,067	$422	$1,660
Non-current restructuring liabilities at May 2, 2015	$—	$—	$1,401	$228	$1,629
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
Other Restructuring Plans
The Company also recorded charges related to estimated facilities lease losses, net of expected sublease income, due to consolidation of real estate space as a result of acquisitions.
Cash payments for facilities that are part of the Company’s lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2021.
General
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the restructuring liabilities balance if necessary. During the six months ended May 2, 2015, the Company reversed approximately $0.6 million of charges related to estimated facilities lease losses primarily due to favorable changes in expected sublease terms and other related assumptions.
The restructuring and other related charges are included in “Restructuring, goodwill impairment, and other related costs (benefits)” on the Condensed Consolidated Statements of Operations.

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			May 2, 2015		November 1, 2014
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Convertible Senior Unsecured Notes
2020 Convertible Notes	2020	1.375%	$575,000	4.98%	$—	—%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	300,000	4.83%
Senior Secured Notes:
2020 Notes	2015	6.875%	—	8.39%	300,000	7.26%
Capital lease obligations	2016	5.000%	850	5.00%	2,115	5.37%
Total long-term debt			875,850		602,115
Less:
Unamortized discount			87,509		4,839
Current portion of long-term debt			787		1,826
Long-term debt, net of current portion			$787,554		$595,450
Convertible Senior Unsecured Notes
On January 14, 2015, the Company issued $575.0 million aggregate principal amount of 1.375% convertible senior unsecured notes due 2020 (the “2020 Convertible Notes”) pursuant to an indenture, dated as of January 14, 2015, between the Company and Wells Fargo Bank, National Association, as the trustee (the “Offering”). Net of an original issue discount, the Company received $565.7 million in proceeds from the Offering. Concurrently with the closing of the Offering, the Company called for redemption its outstanding 6.875% senior secured notes due 2020 (the “2020 Notes”) and irrevocably deposited a portion of the net proceeds from the Offering with the trustee to discharge the 2020 Indenture as described below under “Senior Secured Notes.”
The 2020 Convertible Notes bear interest payable semi-annually on January 1 and July 1 of each year, beginning on July 1, 2015. No payments were made toward the principal of the 2020 Convertible Notes during the six months ended May 2, 2015.
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

May 2, 2015
Principal	$575,000
Less: Unamortized discount of the liability component	84,458
Net carrying amount of liability component	$490,542
Carrying amount of equity component	$78,179
As of May 2, 2015, the remaining period of amortization for the discount is 4.67 years. During the three months ended May 2, 2015, the amount of interest cost recognized for amortization of the discount and for the contractual interest coupon in relation to the 2020 Convertible Notes was $4.0 million and $2.0 million, respectively. During the six months ended May 2, 2015, the amount of interest cost recognized for amortization of the discount and for the contractual interest coupon in relation to the 2020 Convertible Notes was $4.7 million and $2.3 million, respectively. No interest cost was recognized in relation to the 2020 Convertible Notes during the three and six months ended May 3, 2014.
As of May 2, 2015, the fair value of the 2020 Convertible Notes was approximately $598.1 million, which was estimated based on broker trading prices.
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
As of May 2, 2015, the circumstances for conversion had not been triggered, and the 2020 Convertible Notes were not convertible. The if-converted value of the 2020 Convertible Notes as of May 2, 2015, did not exceed the principal amount of the 2020 Convertible Notes.
If a fundamental change, as specified in the terms of the indenture governing the 2020 Convertible Notes, occurs prior to the maturity date, holders of the notes may require the Company to repurchase the 2020 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2020 Convertible Notes repurchased, plus accrued and unpaid interest, if any, up to the repurchase date. As of May 2, 2015, a fundamental change had not occurred and the 2020 Convertible Notes were not re-purchasable.
Convertible Note Hedge and Warrant Related to the Convertible Senior Unsecured Notes
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge transactions with certain financial institutions (the “counterparties”) with respect to its common stock. Upon conversion of the 2020 Convertible Notes, the convertible note hedge transactions, subject to anti-dilution adjustments substantially identical to those in the 2020 Convertible Notes, give the Company the right to acquire from the counterparties approximately 36.1 million shares of common stock at an initial strike price of $15.93 per share. The convertible note hedge transactions are expected generally to reduce the potential common stock dilution, and/or offset potential cash payments in excess of the principal amount of converted notes, upon conversion of the notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions. The convertible note hedge transactions will be terminated on the maturity date of the 2020 Convertible Notes or earlier under certain circumstances. The $86.1 million cost of the convertible note hedge transactions has been accounted for as an equity transaction.
Separately from the convertible note hedge transactions, the Company entered into warrant transactions with the counterparties, pursuant to which the Company sold warrants to the counterparties to acquire, subject to customary anti-dilution adjustments, up to 36.1 million shares in the aggregate at an initial strike price of $20.65 per share. The primary reason the Company entered into these warrant transactions was to partially offset the cost of the convertible note hedge transactions. The warrants mature over 60 trading days, commencing on April 1, 2020, and are exercisable solely on the maturity dates. The warrants are subject to net share settlement; however, the Company may elect to cash settle the warrants. The Company received gross proceeds of $51.2 million from the warrants transaction, which has been accounted for as an equity transaction.
See Note 15, “Net Income (Loss) per Share,” of the Notes to Condensed Consolidated Financial Statements for further discussion of the dilutive impact of the 2020 Convertible Notes and the convertible note hedge and warrant transactions.
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
The 2023 Notes bear interest payable semi-annually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the six months ended May 2, 2015.
As of May 2, 2015, and November 1, 2014, the fair value of the 2023 Notes was approximately $297.2 million and $292.4 million, respectively, which was estimated based on broker trading prices.
On or after January 15, 2018, the Company may redeem all or part of the 2023 Notes at the redemption prices set forth in the 2023 Indenture, plus accrued and unpaid interest, if any, up to the redemption date. At any time prior to January 15, 2018, the Company may redeem all or a part of the 2023 Notes at a price equal to 100% of the principal amount of the 2023 Notes, plus an applicable premium and accrued and unpaid interest, if any, up to the redemption date. In addition, at any time prior to January 15, 2016, the Company may redeem up to 35% of the principal amount of the 2023 Notes, using the net cash proceeds of one or more sales of the Company’s capital stock, at a redemption price equal to 104.625% of the principal amount of the 2023 Notes redeemed, plus accrued and unpaid interest, if any, up to the redemption date.
If the Company experiences a specified change of control triggering event, it must offer to repurchase the 2023 Notes at a repurchase price equal to 101% of the principal amount of the 2023 Notes repurchased, plus accrued and unpaid interest, if any, up to the repurchase date.
The 2023 Indenture contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to:

•	Incur certain liens and enter into certain sale-leaseback transactions;

•	Create, assume, incur, or guarantee additional indebtedness of the Company’s subsidiaries without such subsidiary guaranteeing the 2023 Notes on a pari passu basis; and

•	Enter into certain consolidation or merger transactions, or convey, transfer, or lease all or substantially all of the Company’s or its subsidiaries’ assets.
These covenants are subject to a number of limitations and exceptions as set forth in the 2023 Indenture. The 2023 Indenture also includes customary events of default, including cross-defaults to other debt of the Company and its subsidiaries.
Senior Secured Notes
In January 2010, the Company issued $300.0 million in aggregate principal amount of the 2020 Notes pursuant to an indenture, dated as of January 20, 2010, between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the 2020 Notes, and Wells Fargo Bank, National Association, as the trustee (the “2020 Indenture”). Interest on the 2020 Notes was payable semi-annually on January 15 and July 15 of each year. The Company’s obligations under the 2020 Notes were previously guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets. However, all guarantees were released upon the discharge of the 2020 Indenture, and, as a result, the Company has ceased presenting condensed consolidated financial statements for the parent company, the former subsidiary guarantors, and non-guarantor subsidiaries effective in the first fiscal quarter of 2015. See Note 16, “Guarantor and Non-Guarantor Subsidiaries,” of the Notes to Condensed Consolidated Financial Statements.
On January 14, 2015, the Company called the 2020 Notes for redemption at a redemption price equal to 103.438% of the principal amount of the 2020 Notes, and irrevocably deposited $322.2 million with the trustee for the 2020 Notes to discharge the 2020 Indenture. As a result of the deposit and discharge, the guarantees provided by certain of the Company’s domestic subsidiaries, and the liens granted by the Company and the subsidiary guarantors to secure their obligations with respect to the 2020 Notes, were released as of the date of the deposit. The amount deposited with the trustee included $300.0 million to repay the principal amount of the 2020 Notes, $10.3 million representing the difference between the redemption price and the principal amount of the 2020 Notes (“Call Premium”), $10.3 million for accrued interest through January 15, 2015, and $1.6 million of unpaid interest payable up to the redemption date of February 13, 2015. The trustee redeemed the 2020 Notes on February 13, 2015, using the deposited amount, extinguishing the Company’s $300.0 million liability in relation to the principal amount of the 2020 Notes.
In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs accounting, the Company expensed the Call Premium, remaining debt issuance costs, and remaining original issue discount relating to the 2020 Notes in the first quarter of fiscal year 2015, which totaled $20.4 million. The Company reported this expense within “Interest expense” on the Condensed Consolidated Statements of Operations for the six months ended May 2, 2015.
As of November 1, 2014, the fair value of the 2020 Notes was approximately $312.5 million, which was estimated based on broker trading prices.
Senior Secured Credit Facility
In October 2008, the Company entered into a credit agreement for (i) a five-year, $1,100.0 million term loan facility and (ii) a five-year, $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (“Senior Secured Credit Facility”). The credit agreement was subsequently amended in January 2010, June 2011, January 2013, October 2013, and April 2014, to, among other things, remove and update certain covenants, reduce interest rates on the term loan facility, reduce interest rates and fees on the revolving credit facility, and extend the maturity date of the revolving credit facility to January 7, 2015. There were no principal amounts or commitments outstanding under the term loan facility and the revolving credit facility as of either May 2, 2015, or November 1, 2014.
On January 9, 2015, the Company terminated the Senior Secured Credit Facility.
Debt Maturities
As of May 2, 2015, the Company’s aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2015 (remaining six months)	$559
2016	291
2017	—
2018	—
2019	—
Thereafter	875,000
Total	$875,850

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended May 2, 2015, and May 3, 2014, respectively (in thousands):

	Accrued Warranty
	Six Months Ended
	May 2, 2015	May 3, 2014
Beginning balance	$7,486	$8,632
Liabilities accrued for warranties issued during the period	2,302	2,288
Warranty claims paid and used during the period	(2,132)	(2,987)
Changes in liability for pre-existing warranties during the period	(349)	(383)
Ending balance	$7,307	$7,550
In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s products, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of May 2, 2015, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.

Manufacturing and Purchase Commitments
Brocade has manufacturing arrangements with contract manufacturers (“CMs”) under which Brocade provides product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. Brocade issues purchase orders, and the CMs then generate invoices based on prices and payment terms mutually agreed upon and set forth in those purchase orders. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs. In addition, Brocade has an arrangement with one of its CMs on the level of factory capacity that can be used by the Company. Under this arrangement, the Company receives a credit for exceeding the planned factory capacity and, conversely, is required to pay additional fees for not meeting the plan.
As of May 2, 2015, the Company’s aggregate commitment to the CMs for inventory components used in the manufacture of Brocade products was $203.4 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $1.6 million, which is reported within “Other accrued liabilities” on the Condensed Consolidated Balance Sheet as of May 2, 2015. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to utilize in normal ongoing operations.
Income Taxes
The Company is subject to several ongoing income tax audits and has received notices of proposed adjustments or assessments from certain tax authorities. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.
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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the three and six months ended May 2, 2015, and May 3, 2014, were the British pound, the euro, the Indian rupee, the Chinese yuan, the Japanese yen, the Singapore dollar, and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements.

The Company utilizes a rolling hedge strategy for the majority of its foreign currency derivative instruments with cash flow hedge accounting designation that hedges exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. The Company’s foreign currency risk management program includes foreign currency derivatives with a cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than 15 months. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive income was not significant for the three and six months ended May 2, 2015, and May 3, 2014.
Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income (loss), net.” The amount recorded on ineffective cash flow hedges was not significant for the three and six months ended May 2, 2015, and May 3, 2014, respectively.
Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Cost of revenues	$(328)	$48	$(464)	$120
Research and development	(32)	(285)	(67)	(585)
Sales and marketing	(870)	182	(1,324)	421
General and administrative	(25)	16	(83)	38
Total	$(1,255)	$(39)	$(1,938)	$(6)
Alternatively, the Company may choose not to hedge the foreign currency risk associated with its foreign currency exposures if the Company believes such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. The net foreign currency exchange gains and losses recorded as part of “Interest and other income (loss), net” were gains of $0.1 million and losses of $0.9 million for the three and six months ended May 2, 2015, respectively, and losses of $0.1 million and $0.2 million for the three and six months ended May 3, 2014, respectively.
As of May 2, 2015, the Company had gross unrealized loss positions of $2.4 million and gross unrealized gain positions of $0.2 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.
Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In U.S. dollars	As of May 2, 2015	As of November 1, 2014	As of May 2, 2015	As of November 1, 2014
Euro	$16,720	$14,404	$5,172	$19,200
British pound	13,547	11,168	—	14,891
Indian rupee	9,504	19,413	—	—
Chinese yuan	5,154	10,406	—	—
Singapore dollar	4,708	9,242	—	—
Japanese yen	4,639	8,856	—	—
Swiss franc	3,869	7,468	—	—
Total	$58,141	$80,957	$5,172	$34,091

11. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, was included in the following line items of the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Cost of revenues	$1,986	$3,474	$5,802	$6,617
Research and development	3,080	4,422	8,013	8,757
Sales and marketing	7,207	8,462	17,050	15,227
General and administrative	3,802	4,694	9,292	9,039
Total stock-based compensation	$16,075	$21,052	$40,157	$39,640

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Stock options	$536	$1,249	$1,892	$2,530
RSUs, including stock units with market conditions	11,317	17,404	29,251	31,987
Employee stock purchase plan (“ESPP”)	4,222	2,399	9,014	5,123
Total stock-based compensation	$16,075	$21,052	$40,157	$39,640
The following table presents the unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of May 2, 2015, which is expected to be recognized over the following weighted-average periods (in thousands, except for the weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$537	1.29
RSUs, including stock units with market conditions	$24,801	1.78
ESPP	$7,783	0.81
In accordance with the applicable accounting guidance for stock-based compensation, the compensation expense for stock-based awards is reduced by an estimate for forfeitures and is recognized over the requisite service period of the respective awards. To the extent that the actual forfeitures differ from the estimated forfeitures, the Company records the difference in the period that the awards vest. The Company estimates the forward-looking forfeiture rate, using the Company’s historical forfeiture rates, annually during the second fiscal quarter, and whenever events occur or facts and circumstances indicate that the current forfeiture rate estimate is significantly different from historical forfeitures. Changes in the estimated forfeiture rates and differences between the estimated forfeiture rates and actual forfeiture rates may result in significant increases or decreases in stock-based compensation expense from period to period.
Based on the results of the annual forfeiture rate analysis performed during the second fiscal quarter of 2015, the Company recorded a cumulative adjustment to reduce stock-based compensation expense by $5.6 million during the three months ended May 2, 2015, to reflect the effect of the change in the estimated forfeiture rates.
There was no significant impact related to the change in the estimated forfeiture rates during the three months ended May 3, 2014.

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended
	May 2, 2015		May 3, 2014
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	1,117	$3.09	250	$3.32
RSUs, including stock units with market conditions	5,463	$10.98	1,108	$10.05
The total intrinsic value of stock options exercised for the six months ended May 2, 2015, and May 3, 2014, was $2.0 million and $17.5 million, respectively.

12. Stockholders’ Equity
Dividends
During the six months ended May 2, 2015, the Company’s Board of Directors declared the following dividends (in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount Paid	Payment Date
November 23, 2014	$0.035	December 10, 2014	$15,106	January 2, 2015
February 16, 2015	$0.035	March 10, 2015	$14,748	April 2, 2015
No dividends were declared or paid by the Company during the six months ended May 3, 2014. Future dividend payments are subject to review and approval on a quarterly basis by the Company’s Board of Directors or a committee thereof.
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
Accumulated Other Comprehensive Loss
The tax effects allocated to each component of other comprehensive income (loss) for the three months ended May 2, 2015, and May 3, 2014, are as follows (in thousands):

	Three Months Ended
	May 2, 2015			May 3, 2014
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$(17)	$(126)	$(143)	$1,248	$(154)	$1,094
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	1,255	(146)	1,109	39	(7)	32
Net unrealized gains (losses) on cash flow hedges	1,238	(272)	966	1,287	(161)	1,126
Foreign currency translation adjustments	(1,068)	—	(1,068)	1,298	—	1,298
Total other comprehensive income (loss)	$170	$(272)	$(102)	$2,585	$(161)	$2,424

The tax effects allocated to each component of other comprehensive income (loss) for the six months ended May 2, 2015, and May 3, 2014, are as follows (in thousands):

	Six Months Ended
	May 2, 2015			May 3, 2014
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$(2,197)	$279	$(1,918)	$227	$(57)	$170
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	1,938	(225)	1,713	6	(5)	1
Net unrealized gains (losses) on cash flow hedges	(259)	54	(205)	233	(62)	171
Foreign currency translation adjustments	(5,289)	—	(5,289)	475	—	475
Total other comprehensive income (loss)	$(5,548)	$54	$(5,494)	$708	$(62)	$646

(1)
For Condensed Consolidated Statements of Operations classification of amounts reclassified from accumulated other comprehensive loss, see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements.

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended May 2, 2015, and May 3, 2014, are as follows (in thousands):

	Six Months Ended
	May 2, 2015			May 3, 2014
	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Beginning balance	$(1,907)	$(16,907)	$(18,814)	$267	$(13,711)	$(13,444)
Change in unrealized gains and losses	(1,918)	(5,289)	(7,207)	170	475	645
Net gains and losses reclassified into earnings	1,713	—	1,713	1	—	1
Net current-period other comprehensive income (loss)	(205)	(5,289)	(5,494)	171	475	646
Ending balance	$(2,112)	$(22,196)	$(24,308)	$438	$(13,236)	$(12,798)

13. Income Taxes
The effective tax rates for the three and six months ended May 2, 2015, differ from tax computed at the U.S. federal statutory tax rate of 35% due to state taxes, the effect of non-U.S. operations, nondeductible stock-based compensation expense, tax credits, and adjustments to unrecognized tax benefits.
The lower effective tax rates for the three and six months ended May 2, 2015, compared with the three and six months ended May 3, 2014, respectively, were primarily due to the goodwill impairment charge of $83.4 million recorded in the three months ended May 3, 2014, which is nondeductible for tax purposes.
The effective tax rates for the three and six months ended May 2, 2015, were lower than the federal statutory tax rate of 35% primarily due to discrete benefits from the federal research and development tax credit that was reinstated in December 2014, and made retroactive for calendar year 2014, and the effects of earnings in foreign jurisdictions being taxed at rates lower than the U.S. federal statutory tax rate.
The total amount of net unrecognized tax benefits of $82.0 million as of May 2, 2015, would affect the Company’s effective tax rate, if recognized. The timing of the closure of audits being conducted by various tax authorities is highly uncertain and it is reasonably possible that the balance of unrecognized tax benefits could change during the remainder of fiscal year 2015.

The IRS and other tax authorities regularly examine the Company’s income tax returns. In October 2014, the IRS issued a Revenue Agent’s Report related to its field examination of the Company’s federal income tax returns for fiscal years 2009 and 2010. The IRS is contesting the Company’s transfer pricing with its foreign subsidiaries. In November 2014, the Company filed a protest to challenge the proposed adjustment, and in March 2015, the issue was moved to the Office of Appeals. In addition, in October 2014, the Geneva Tax Administration issued its final assessments for fiscal years 2003 to 2012, disputing certain of the Company’s transfer pricing arrangements. In November 2014, the Company filed a protest to challenge the final assessments. The Company believes that reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. Before the end of fiscal year 2015, it is reasonably possible that either certain audits will conclude or the statute of limitations relating to certain income tax examination periods will expire, or both. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments, and the impact of such settlements on other uncertain tax positions, the Company estimates the range of potential decreases in underlying uncertain tax positions is between $0 million and $4 million in the next 12 months.

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
At this time, the Company does not track its operating expenses by operating segments because management does not consider this information in its measurement of the performance of the operating segments. The Company also does not track all of its assets by operating segments. The majority of the Company’s assets as of May 2, 2015, were attributable to its U.S. operations.
Summarized financial information by reportable segment for the three and six months ended May 2, 2015, and May 3, 2014, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended May 2, 2015
Net revenues	$313,512	$144,731	$88,332	$546,575
Cost of revenues	73,768	63,844	36,754	174,366
Gross margin	$239,744	$80,887	$51,578	$372,209
Three months ended May 3, 2014
Net revenues	$321,164	$121,116	$94,630	$536,910
Cost of revenues	84,514	57,757	40,347	182,618
Gross margin	$236,650	$63,359	$54,283	$354,292
Six months ended May 2, 2015
Net revenues	$666,911	$277,570	$178,333	$1,122,814
Cost of revenues	159,493	128,045	73,384	360,922
Gross margin	$507,418	$149,525	$104,949	$761,892
Six months ended May 3, 2014
Net revenues	$676,620	$240,865	$183,960	$1,101,445
Cost of revenues	177,455	118,443	78,585	374,483
Gross margin	$499,165	$122,422	$105,375	$726,962

15. Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Basic net income (loss) per share
Net income (loss)	$77,040	$(13,684)	$164,307	$67,200
Weighted-average shares used in computing basic net income (loss) per share	420,718	436,167	424,627	438,370
Basic net income (loss) per share	$0.18	$(0.03)	$0.39	$0.15
Diluted net income (loss) per share
Net income (loss)	$77,040	$(13,684)	$164,307	$67,200
Weighted-average shares used in computing basic net income (loss) per share	420,718	436,167	424,627	438,370
Dilutive potential common shares in the form of stock options	1,826	—	1,780	2,435
Dilutive potential common shares in the form of other share-based awards	10,690	—	9,788	11,194
Weighted-average shares used in computing diluted net income (loss) per share	433,234	436,167	436,195	451,999
Diluted net income (loss) per share	$0.18	$(0.03)	$0.38	$0.15
Antidilutive potential common shares in the form of: (1)
Warrants issued in conjunction with the 2020 Convertible Notes (2)	36,095	—	21,618	—
Stock options	1,117	7,458	847	2,250
Other share-based awards	—	9,873	—	1,014

(1)	These amounts are excluded from the computation of diluted net income per share.

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
As a result, all guarantees were released prior to January 31, 2015, and the Company has ceased presenting condensed consolidated financial statements for the parent company, the former Subsidiary Guarantors, and Non-Guarantor Subsidiaries effective in the first fiscal quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on December 19, 2014. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “expects,” “anticipates,” “assumes,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” below.

Overview
We are a leading supplier of networking hardware and software for businesses and organizations of various types and sizes. Our end customers include global enterprises and organizations that use our products and services as part of their communications infrastructure, and service providers such as telecommunication firms, cable operators, and mobile carriers who use our products and services as part of their production operations. Our products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, and value-added resellers, as well as directly to end users by our sales force and e-commerce Web site. Our business model is focused on two key markets: our Storage Area Networking (“SAN”) business, which offers our Fibre Channel (“FC”) SAN backbones, directors, fixed form factor switches and embedded switches, and our Internet Protocol (“IP”) Networking business, which offers our IP routers, Ethernet switches, network security, analytics and monitoring, as well as products used to manage application delivery. Our IP products are available in modular and fixed hardware-based form factors, as well as in software, and can be deployed in both traditional network designs and full-featured Ethernet fabrics. We also provide product-related customer support and services in both our SAN business and IP Networking business. Many of our products have been designed to enable customers to deploy next-generation data center architectures and technologies, which the networking industry refers to as the New IP.
We expect growth opportunities in the SAN market over time to be driven by key customer Information Technology (“IT”) initiatives, such as server virtualization, enterprise mobility, data center consolidation, cloud computing initiatives, and migration to higher-performance technologies, such as solid state storage. Our IP Networking business strategies are intended to increase new customer accounts and expand our currently low market share through product innovations, such as our Ethernet fabric switches and virtualized software networking products (also known as software-defined networking (“SDN”), Network Functions Virtualization (“NFV”), and Network Visibility and Analytics (“NVA”)), and the development and expansion of our routes to market. The success of our Ethernet fabrics, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures and our future success in this area would be negatively impacted if this technological transition does not occur at the anticipated rate or at all. While our NFV revenues have not been material to date, there is customer interest in NFV, and we believe that customers prefer to buy networking products from suppliers that offer a portfolio of solutions that address their current and future needs. We plan to continue to support our SAN and IP Networking growth plans by continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging New IP technologies (such as SDN, NFV, and NVA), new product introductions, and enhancing our existing partnerships and forming new ones through our various distribution channels.
In fiscal years 2013 and 2014, we made certain changes in our strategic direction by focusing on key technology segments, such as our SAN fabrics, Ethernet fabrics, and software networking solutions, for the data center. As part of this change in focus, we reduced our cost of revenues and other operating expenses by focusing on the optimization of discretionary spending and rebalancing personnel resources.
In the second quarter of fiscal year 2014, we made a strategic decision to reduce our investment in the hardware-based Brocade ADX® products and to increase investment in the software-based Brocade ADX products for Layer 4-7 applications.

As a result of this change in strategy, we expect hardware-based Brocade ADX and related support revenue to be reduced by approximately $10.0 million in fiscal year 2015 compared to fiscal year 2014.
We continue to face multiple challenges, including aggressive price discounting from competitors, new product introductions from competitors, and rapid adoption of new technologies by customers. We also continue to be affected by worldwide macroeconomic conditions and the associated impact on IT spending patterns globally. In addition, U.S. federal customers are important to us and spending by the U.S. government can be variable and difficult to predict. We are also cautious about the stability and health of certain international markets and current global and country-specific dynamics, such as the drop in the value of the euro versus the U.S. dollar, geopolitical uncertainty in Russia, and inflationary risks in China. These factors may impact our business and those of our partners. The diversified portfolio of products that we offer helps mitigate the effect of some of these challenges, and we expect IT spending levels to generally rise in the long term. However, it is difficult for us to offset the effects of short-term reductions in IT spending, which may adversely affect our financial results and stock price.
We expect our SAN and IP Networking revenues to fluctuate depending on the demand for our existing and future products, and sales support for our products from our distribution and resale partners, as well as the timing of product transitions by our OEM partners. The average selling prices per port for our SAN and IP Networking products have typically declined over time, unless impacted favorably by a new product introduction or mix, and will likely decline in the future. In addition, we launched a portfolio of IP storage switches and tools designed specifically to support IP storage deployments.
In January 2015, we issued $575.0 million of 1.375% convertible senior unsecured notes due 2020 (the “2020 Convertible Notes”), allowing us to redeem the outstanding 6.875% senior secured notes due 2020 (the “2020 Notes”) on February 13, 2015. These transactions are described further below in “Liquidity and Capital Resources.”
We continue to expand our software networking capabilities through technology innovation and strategic acquisitions. In March 2015, we completed two acquisitions, which complement our solutions for the New IP to further support our customers’ cloud, mobile, and social initiatives.
Our plans for our operating cash flows are to provide liquidity for operations, capital investments, and other strategic initiatives, including investments and acquisitions, to strengthen our networking portfolios, and to return capital to stockholders in the form of stock repurchases and cash dividends. Among other things, our stock repurchases serve to offset, and sometimes more than offset, the dilutive effects of our equity award programs. In September 2013, we announced our intent to return at least 60% of our adjusted free cash flow in the form of share repurchases or dividends. We define adjusted free cash flow as operating cash flow, adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditures. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. Dividends of $0.035 per share were declared and paid in the third and fourth quarters of fiscal year 2014 and the first and second quarters of fiscal year 2015 for an aggregate of $60.2 million. On May 20, 2015, our Board of Directors declared a quarterly cash dividend of $0.045 per share of our common stock to be paid on July 2, 2015, to stockholders of record as of the close of market on June 10, 2015. Future dividend payments are subject to review and approval on a quarterly basis by our Board of Directors or a committee thereof.

Results of Operations
Our results of operations for the three and six months ended May 2, 2015, and May 3, 2014, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each reportable segment, which is indicated as a percentage of the respective reportable segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products, and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 2, 2015		May 3, 2014
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
SAN Products	$313,512	57.3%	$321,164	59.8%	$(7,652)	(2.4)%
IP Networking Products	144,731	26.5%	121,116	22.6%	23,615	19.5%
Global Services	88,332	16.2%	94,630	17.6%	(6,298)	(6.7)%
Total net revenues	$546,575	100.0%	$536,910	100.0%	$9,665	1.8%

	Six Months Ended
	May 2, 2015		May 3, 2014
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
SAN Products	$666,911	59.4%	$676,620	61.4%	$(9,709)	(1.4)%
IP Networking Products	277,570	24.7%	240,865	21.9%	36,705	15.2%
Global Services	178,333	15.9%	183,960	16.7%	(5,627)	(3.1)%
Total net revenues	$1,122,814	100.0%	$1,101,445	100.0%	$21,369	1.9%
The increase in total net revenues for the three months ended May 2, 2015, compared with the three months ended May 3, 2014, reflects higher sales for our IP Networking products, partially offset by lower sales for our SAN products and Global Services offerings, as further described below.

•
The decrease in SAN product revenues was caused by a decrease in embedded switch and low-end switch product revenues primarily as a result of softer storage demand and operational issues at certain OEM partners. This decrease was partially offset by an increase in director and high-end switch product revenues primarily due to greater demand from certain OEM partners. The number of ports shipped decreased by 13.5% during the three months ended May 2, 2015, due to the decrease in embedded switch and low-end switch sales, the effect of which was partially offset by a 12.9% increase in the average selling price per port during the same period;

•
The increase in IP Networking product revenues primarily reflects higher revenues from our data center routing, data center switching, and campus products, as well as higher software networking revenues. Data center routing product revenues increased primarily due to strong demand from large network carrier customers for our newest MLXe modules that we began shipping in the fourth quarter of fiscal year 2014 and increased sales to U.S. federal customers. Data center switching product revenues increased as a result of strong modular Brocade VDX® sales into data center deployments. Campus product revenues increased due in part to increased orders from U.S. federal customers. Software networking revenues increased due to the acquisition of Riverbed Technology, Inc.’s SteelApp (“SteelApp”) product line in the three months ended May 2, 2015, and increased usage of virtual routers by cloud service providers. Data center revenues from IP Networking products accounted for 62.1% and 56.7% of total IP Networking product revenues for the three months ended May 2, 2015, and the three months ended May 3, 2014, respectively; and

•
The decrease in Global Services revenues was primarily attributable to one less fiscal week of amortized support revenue in the second quarter of fiscal year 2015 compared with the second quarter of fiscal year 2014, which was a 14-week fiscal quarter. This decrease was partially offset by an increase in new and renewal support orders for our IP networking products.

The increase in total net revenues for the six months ended May 2, 2015, compared with the six months ended May 3, 2014, reflects higher sales for our IP Networking products, partially offset by lower sales for our SAN products and Global Services offerings, as further described below.

•
The decrease in SAN product revenues was caused by a decrease in embedded switch product revenues, partially offset by an increase in director and switch product revenues, due to a slight change in our customer buying patterns, softer storage demand and operational issues at certain OEM partners. The number of ports shipped decreased by 8.7% during the six months ended May 2, 2015, due to the decrease in embedded switch sales, the effect of which was partially offset by an 8.0% increase in the average selling price per port during the same period;

•
The increase in IP Networking product revenues primarily reflects higher revenues from our data center routing and switching products, partially offset by a decrease in revenues as a result of changes in our Brocade ADX and wireless business strategies, and the divestiture of our network adapter business (converged network adapters) in January 2014. Data center routing product revenues increased primarily due to strong demand from large network carrier customers for our newest MLXe modules that we began shipping in the fourth quarter of fiscal year 2014 and increased sales to U.S. federal customers. Data center switching product revenues increased as a result of strong Brocade VDX sales into data center deployments. Data center revenues from IP Networking products accounted for 58.0% and 57.6% of total IP Networking product revenues for the six months ended May 2, 2015, and the six months ended May 3, 2014, respectively; and

•
The decrease in Global Services revenues was primarily attributable to one less fiscal week of amortized support revenue in the second quarter of fiscal year 2015 compared with the second quarter of fiscal year 2014, which was a 14-week fiscal quarter. This decrease was partially offset by an increase in new and renewal support orders for our IP networking products.

Our total net revenues by geographic area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 2, 2015		May 3, 2014
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
United States	$306,474	56.0%	$314,216	58.5%	$(7,742)	(2.5)%
Europe, the Middle East and Africa (1)	144,582	26.5%	141,903	26.4%	2,679	1.9%
Asia Pacific	52,775	9.7%	41,402	7.7%	11,373	27.5%
Japan	25,371	4.6%	25,999	4.9%	(628)	(2.4)%
Canada, Central and South America	17,373	3.2%	13,390	2.5%	3,983	29.7%
Total net revenues	$546,575	100.0%	$536,910	100.0%	$9,665	1.8%

(1)	Includes net revenues of $93.4 million and $89.9 million for the three months ended May 2, 2015, and the three months ended May 3, 2014, respectively, relating to the Netherlands.

	Six Months Ended
	May 2, 2015		May 3, 2014
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
United States	$637,568	56.7%	$638,131	57.9%	$(563)	(0.1)%
Europe, the Middle East and Africa (2)	305,149	27.2%	299,831	27.2%	5,318	1.8%
Asia Pacific	107,701	9.6%	92,458	8.4%	15,243	16.5%
Japan	45,703	4.1%	46,079	4.2%	(376)	(0.8)%
Canada, Central and South America	26,693	2.4%	24,946	2.3%	1,747	7.0%
Total net revenues	$1,122,814	100.0%	$1,101,445	100.0%	$21,369	1.9%

(2)	Includes net revenues of $204.2 million and $192.9 million for the six months ended May 2, 2015, and the six months ended May 3, 2014, respectively, relating to the Netherlands.
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

International revenues for the three months ended May 2, 2015, increased to 44.0% as a percentage of total net revenues compared with the 41.5% for the three months ended May 3, 2014. International revenues for the six months ended May 2, 2015, increased to 43.2% as a percentage of total net revenues compared with the 42.1% for the six months ended May 3, 2014.
A significant portion of our revenues are concentrated among a relatively small number of OEM customers. For the three months ended May 2, 2015, four customers individually accounted for 15%, 12%, 12%, and 11% of our total net revenues for a combined total of 49% of total net revenues. For the three months ended May 3, 2014, four customers individually accounted for 17%, 16%, 12%, and 11% of our total net revenues for a combined total of 56% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of, these customers could seriously harm our financial condition and results of operations.
Gross margin. Gross margin as stated below is indicated as a percentage of the respective reportable segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	May 2, 2015		May 3, 2014
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/(Decrease)	% Points Change
SAN Products	$239,744	76.5%	$236,650	73.7%	$3,094	2.8%
IP Networking Products	80,887	55.9%	63,359	52.3%	17,528	3.6%
Global Services	51,578	58.4%	54,283	57.4%	(2,705)	1.0%
Total gross margin	$372,209	68.1%	$354,292	66.0%	$17,917	2.1%

	Six Months Ended
	May 2, 2015		May 3, 2014
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/(Decrease)	% Points Change
SAN Products	$507,418	76.1%	$499,165	73.8%	$8,253	2.3%
IP Networking Products	149,525	53.9%	122,422	50.8%	27,103	3.1%
Global Services	104,949	58.9%	105,375	57.3%	(426)	1.6%
Total gross margin	$761,892	67.9%	$726,962	66.0%	$34,930	1.9%
The gross margin percentage for each reportable segment increased for the three months ended May 2, 2015, compared with the three months ended May 3, 2014, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased by 1.1% primarily due to a one-time benefit resulting from the favorable use of manufacturing factory capacity. In addition, product costs decreased 1.0% relative to net revenues primarily as a result of a more favorable mix of SAN products as the mix shifted towards director products, which carry a higher product margin than embedded switch products, more favorable component costs, and decreases in discounts on products sold in the three months ended May 2, 2015. SAN gross margins also increased 0.4% relative to net revenues due to one less fiscal week of payroll expense in the three months ended May 2, 2015, and lower variable incentive compensation;

•
IP Networking gross margins relative to net revenues increased by 2.4% primarily due to lower excess and obsolete inventory charges. In addition, product costs decreased 1.0% relative to net revenues primarily as a result of favorable supplier pricing and a more favorable mix of IP Networking products as the mix shifted towards data center routing products, which carry a higher product margin than switching products. IP Networking gross margins also increased 0.9% relative to net revenues due to one less fiscal week of payroll expense in the three months ended May 2, 2015, and lower variable incentive compensation. The increases in IP Networking gross margins were partially offset by a 1.0% decrease relative to net revenues due to an increase in amortization of IP Networking-related intangible assets as a result of intangible assets acquired during the three months ended May 2, 2015, and a bad debt reserve recorded in the three months ended May 2, 2015, related to a collection issue with a specific customer; and

•
Global Services gross margins relative to net revenues increased primarily as a result of lower stock-based compensation expense primarily due to the cumulative adjustment recorded to reduce stock-based compensation expense to reflect the effect of the change in the estimated forfeiture rates (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements). Global Services gross margins also increased relative to net revenues due to lower variable incentive compensation, partially offset by increased legal expenses allocated to Global Services primarily related to the two acquisitions completed in the second fiscal quarter of 2015.

The gross margin percentage for each reportable segment increased for the six months ended May 2, 2015, compared with the six months ended May 3, 2014, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased by 0.9% primarily from a decrease in product costs mainly due to a more favorable mix of SAN products as the mix shifted towards director products, which carry a higher product margin than embedded switch products. In addition, SAN gross margins increased 0.7% relative to net revenues due to a one-time benefit resulting from the favorable use of manufacturing factory capacity, as well as lower excess and obsolete inventory charges during the six months ended May 2, 2015. SAN gross margins also increased 0.6% relative to net revenues due to one less fiscal week of payroll expense in the six months ended May 2, 2015;

•
IP Networking gross margins relative to net revenues increased by 1.9% due to a decrease in amortization of IP Networking-related intangible assets, as most of these assets were acquired as part of the acquisition of Foundry Networks, LLC (“Foundry”) and were fully amortized during the first quarter of fiscal year 2014. In addition, IP Networking gross margins increased 1.7% relative to net revenues primarily due to lower excess and obsolete inventory charges and favorable supplier pricing. IP Networking gross margins also increased 0.7% relative to net revenues due to one less fiscal week of payroll expense in the six months ended May 2, 2015, lower variable incentive compensation, and lower factory set-up expenses. The increases in IP Networking gross margins were partially offset by a 1.4% decrease relative to net revenues due to increases in discounts on products sold in the six months ended May 2, 2015, and a bad debt reserve recorded in the three months ended May 2, 2015, related to a collection issue with a specific customer; and

•
Global Services gross margins relative to net revenues increased primarily due to lower variable incentive compensation, partially offset by increased legal expenses allocated to Global Services primarily related to the two acquisitions completed in the second fiscal quarter of 2015.

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
R&D expenses are summarized as follows (in thousands, except percentages):

	May 2, 2015		May 3, 2014
Research and development expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/(Decrease)	% Change
Three months ended	$91,870	16.8%	$90,554	16.9%	$1,316	1.5%
Six months ended	$177,101	15.8%	$177,710	16.1%	$(609)	(0.3)%
R&D expenses increased for the three months ended May 2, 2015, compared with the three months ended May 3, 2014, due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$3,008
Facility expense	885
Various individually insignificant items	669
The increase in R&D expenses was partially offset by decreases in:
Depreciation and amortization expense	(1,905)
Stock-based compensation expense	(1,341)
Total change	$1,316

Salaries and other compensation increased primarily as a result of increased headcount due to the growth and development of our software business, including the acquisition of SteelApp, and an increase in the cost of employment-related benefits, partially offset by one less fiscal week of payroll expense in the three months ended May 2, 2015. Facility expense increased primarily due to increased rent and moving costs due to the headcount growth in the United Kingdom, related to our software business growth, as well as in India, related to the opening of our new development center in April 2015. Depreciation and amortization expense decreased primarily due to lower capital spending in fiscal years 2013 and 2014. Stock-based compensation expense decreased primarily due to the cumulative adjustment recorded to reduce stock-based compensation expense to reflect the effect of the change in the estimated forfeiture rates (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).
R&D expenses decreased for the six months ended May 2, 2015, compared with the six months ended May 3, 2014, due to the following (in thousands):

Increase/(Decrease)
Depreciation and amortization expense	$(3,044)
The decrease in R&D expenses was partially offset by increases in:
Outside services expense	1,654
Various individually insignificant items	781
Total change	$(609)
Depreciation and amortization expense decreased primarily due to lower capital spending in fiscal years 2013 and 2014. Outside services expense increased primarily due to an increase in outside engineering services to support the growth and development of our software business.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and allocated expenses related to legal, IT, facilities, and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	May 2, 2015		May 3, 2014
Sales and marketing expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$143,078	26.2%	$139,597	26.0%	$3,481	2.5%
Six months ended	$283,316	25.2%	$272,262	24.7%	$11,054	4.1%
Sales and marketing expenses increased for the three months ended May 2, 2015, compared with the three months ended May 3, 2014, due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$1,394
Various individually insignificant items	1,290
Expenses related to legal, IT, facilities, and other shared functions	1,174
Outside services and other marketing expense	878
The increase in sales and marketing expenses was partially offset by a decrease in:
Stock-based compensation expense	(1,255)
Total change	$3,481
Salaries and other compensation increased primarily as a result of increased headcount to help drive growth in emerging markets and in our software business, including the acquisition of SteelApp, partially offset by one less fiscal week of payroll expense in the three months ended May 2, 2015. Expenses related to legal, IT, facilities, and other shared functions allocated to sales and marketing activities increased primarily due to higher legal expense primarily related to the two acquisitions completed in the second fiscal quarter of 2015, as well as increased overall costs with respect to employee recruiting efforts. Outside services and other marketing expense increased primarily due to an increase in expenses related to targeted marketing programs. Stock-based compensation expense decreased primarily due to the cumulative adjustment recorded to reduce stock-based compensation expense to reflect the effect of the change in the estimated forfeiture rates (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).

Sales and marketing expenses increased for the six months ended May 2, 2015, compared with the six months ended May 3, 2014, due to the following (in thousands):

Increase
Salaries and other compensation	$3,151
Outside services and other marketing expense	4,309
Stock-based compensation expense	1,823
Various individually insignificant items	1,024
Equipment expense	747
Total change	$11,054
Salaries and other compensation expense increased as a result of increased headcount to help drive growth in emerging markets and in our software business, including the acquisition of SteelApp, annual merit-based increases in salaries, and an increase in the cost of employment-related benefits, partially offset by lower variable incentive compensation and one less fiscal week of payroll expense in the six months ended May 2, 2015. Outside services and other marketing expense increased due to higher expenses related to targeted marketing programs, as well as due to increased participation in the annual sales “kick-off” meeting. Stock-based compensation expense increased primarily due to an increase in employee stock purchase plan expense and an increase in performance-based restricted stock unit grants, partially offset by the cumulative adjustment recorded to reduce stock-based compensation expense to reflect the effect of the change in the estimated forfeiture rates (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements). Equipment expense increased primarily due to an increase in expenses related to equipment used in our customer evaluation program.
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
G&A expenses are summarized as follows (in thousands, except percentages):

	May 2, 2015		May 3, 2014
G&A expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/(Decrease)	% Change
Three months ended	$20,722	3.8%	$21,112	3.9%	$(390)	(1.8)%
Six months ended	$45,393	4.0%	$41,255	3.7%	$4,138	10.0%
G&A expenses decreased for the three months ended May 2, 2015, compared with the three months ended May 3, 2014, due to the following (in thousands):

Increase/(Decrease)
Stock-based compensation expense	$(892)
The decrease in G&A expenses was partially offset by an increase in:
Various individually insignificant items	502
Total change	$(390)
Stock-based compensation expense decreased primarily due to the cumulative adjustment recorded to reduce stock-based compensation expense to reflect the effect of the change in the estimated forfeiture rates (see Note 11, “Stock-Based Compensation,” of the Notes to Condensed Consolidated Financial Statements).

G&A expenses increased for the six months ended May 2, 2015, compared with the six months ended May 3, 2014, due to the following (in thousands):

Increase
Salaries and other compensation	$1,500
Outside services expense	1,675
Various individually insignificant items	963
Total change	$4,138
Salaries and other compensation increased primarily due to annual merit-based increases in salaries, as well as an increase in the cost of employment-related benefits, partially offset by one less fiscal week of payroll expense in the six months ended May 2, 2015. Outside services expense increased primarily due to increased spending to support our software business initiative and higher legal expense primarily related to the two acquisitions completed in the second fiscal quarter of 2015.
Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	May 2, 2015		May 3, 2014
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/(Decrease)	% Change
Three months ended	$627	0.1%	$131	0.0%	$496	378.6%
Six months ended	$765	0.1%	$10,014	0.9%	$(9,249)	(92.4)%
The increase in amortization of intangible assets for the three months ended May 2, 2015, compared with the three months ended May 3, 2014, was primarily due to the additional amortization of intangible assets in connection with our acquisitions completed in the fourth fiscal quarter of 2014 and in the second fiscal quarter of 2015. The decrease in amortization of intangible assets for the six months ended May 2, 2015, compared with the six months ended May 3, 2014, was primarily due to the completion of amortization of certain of our intangible assets in connection with our acquisitions of Foundry and McDATA Corporation (“McDATA”) (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	May 2, 2015		May 3, 2014
Acquisition and integration costs:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$2,344	0.4%	$—	—%	$2,344	*
Six months ended	$2,344	0.2%	$—	—%	$2,344	*

* Not meaningful
For the three and six months ended May 2, 2015, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our two acquisitions that we completed in the second fiscal quarter of 2015 (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements).
Restructuring, goodwill impairment, and other related costs (benefits). Restructuring, goodwill impairment, and other related costs (benefits) are summarized as follows (in thousands, except percentages):

	May 2, 2015		May 3, 2014
Restructuring, goodwill impairment, and other related costs (benefits):	Benefit	% of Net Revenues	Expense	% of Net Revenues	Decrease	% Change
Three months ended	$(637)	(0.1)%	$82,703	15%	$(83,340)	(100.8)%
Six months ended	$(637)	(0.1)%	$88,920	8%	$(89,557)	(100.7)%
In the second quarter of fiscal year 2014, we made a strategic decision to reduce our investment in the hardware-based Brocade ADX products and to increase investment in the software-based Brocade ADX products for Layer 4-7 applications. As a result of this change in strategy, hardware-based Brocade ADX and related support revenue in fiscal year 2014 was lower by approximately $20 million compared with fiscal year 2013, and we expect hardware-based Brocade ADX and related support revenue to be reduced by approximately $10 million in fiscal year 2015 compared to fiscal year 2014. Based on the decrease in the hardware-based Brocade ADX revenue forecast, we recognized an $83.4 million goodwill impairment charge in the second quarter of fiscal year 2014.
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
Restructuring, goodwill impairment, and other related costs for the three months ended May 3, 2014, were primarily due to the $83.4 million of goodwill impairment, slightly offset by changes in estimates for our previously established lease loss reserves. Restructuring, goodwill impairment, and other related costs for the six months ended May 3, 2014, were primarily due to the $83.4 million in goodwill impairment and $7.3 million in estimated lease loss reserve and related costs recorded during the six months ended May 3, 2014, partially offset by a $1.8 million reduction in expense for severance and benefits due to actual cash payments made during the six months ended May 3, 2014, being lower than originally estimated.
We did not incur any restructuring costs for the three and six months ended May 2, 2015. In addition, benefits were immaterial for the three and six months ended May 2, 2015, and were due to favorable changes in expected sublease terms and other related assumptions for estimated facilities lease losses.
Gain on sale of network adapter business. During the six months ended May 3, 2014, we recorded a gain of $4.9 million in connection with the sale of our network adapter business to QLogic Corporation (“QLogic”) (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements). We had no similar divestitures during the six months ended May 2, 2015.
Interest expense. Interest expense primarily represents the interest cost associated with our senior secured notes, senior unsecured notes, and convertible senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	May 2, 2015		May 3, 2014
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$(10,552)	(1.9)%	$(9,234)	(1.7)%	$(1,318)	14.3%
Six months ended	$(35,976)	(3.2)%	$(18,430)	(1.7)%	$(17,546)	95.2%
In January 2015, we issued $575.0 million in aggregate principal amount of 1.375% convertible senior notes due 2020 (the “2020 Convertible Notes”) in a private placement (the “Offering”). The transactions are described further below in “Liquidity and Capital Resources.” We recorded an expense of $15.1 million for the call premium, debt issuance costs, and original issue discount relating to the redemption of our 2020 Notes, thereby resulting in the net increase in interest expense for the three and six months ended May 2, 2015, compared with the three and six months ended May 3, 2014. The net increase in interest expense was partially offset by the lower interest rate of the 2020 Convertible Notes, compared to 6.875% for the 2020 Notes (additionally, see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Interest and other income (loss), net. Interest and other income (loss), net, is summarized as follows (in thousands, except percentages):

	May 2, 2015		May 3, 2014
Interest and other income (loss), net:	Income/(Loss)	% of Net Revenues	Loss	% of Net Revenues	Increase	% Change
Three months ended	$466	0.1%	$(20)	0.0%	$486	*
Six months ended	$(93)	—%	$(1,356)	(0.1)%	$1,263	(93.1)%

* Not meaningful
Interest and other income (loss), net, for the six months ended May 3, 2014, was primarily related to the loss on the sale of certain property and equipment in the period. Interest and other income (loss), net, was not significant for the three and six months ended May 2, 2015, or for the three months ended May 3, 2014.

Income tax expense. Income tax expense and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Income tax expense	$27,079	$24,625	$53,234	$54,699
Effective tax rate	26.0%	225.1%	24.5%	44.9%
The effective tax rates for the three and six months ended May 2, 2015, differ from tax computed at the U.S. federal statutory tax rate of 35% due to state taxes, the effect of non-U.S. operations, nondeductible stock-based compensation expense, tax credits, and adjustments to unrecognized tax benefits.
The lower effective tax rates for the three and six months ended May 2, 2015, compared with the three and six months ended May 3, 2014, respectively, were primarily due to the goodwill impairment charge of $83.4 million recorded in the three months ended May 3, 2014, which is nondeductible for tax purposes.
The effective tax rates for the three and six months ended May 2, 2015, were lower than the federal statutory tax rate of 35% primarily due to discrete benefits from the federal research and development tax credit that was reinstated on December 19, 2014, and made retroactive for calendar year 2014, and the effects of earnings in foreign jurisdictions being taxed at rates lower than the U.S. federal statutory tax rate.
Based on our fiscal year 2015 financial forecast, we expect our effective tax rate in fiscal year 2015 to be lower than our rate in fiscal year 2014. Our income tax provision could change as a result of many factors, including the effects of changing tax laws and regulations or changes to the mix of IP Networking versus SAN products, which have different gross margins, and changes to the mix of domestic versus international profits. Many of these factors are largely impacted by the buying behavior of our OEM and channel partners. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities, due to their inherent uncertainty. Such settlements have in the past and could in the future materially impact our tax expense. Given that the tax rate is affected by many different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
For further discussion of our income tax provision, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	May 2, 2015	November 1, 2014	Increase/ (Decrease)
	(In thousands)
Cash and cash equivalents	$1,366,812	$1,255,017	$111,795
Percentage of total assets	35%	34%
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
In January 2015, we issued $575.0 million of the 2020 Convertible Notes. On January 14, 2015, we called the 2020 Notes for redemption. On February 13, 2015, we used a portion of the net proceeds from the offering of the 2020 Convertible Notes to redeem all of our outstanding 2020 Notes, including the payment of the applicable premium and expenses associated with the redemption, and the interest on the 2020 Notes up to the date of redemption for a total of $322.2 million. In addition, we previously had access to a revolving credit facility under the Senior Secured Credit Facility for ongoing working capital and other general corporate purposes. On January 9, 2015, we terminated the Senior Secured Credit Facility and no longer have access to this additional capital resource (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
In March 2015, we completed two acquisitions. The aggregate purchase price was $96.1 million, consisting of $95.3 million in cash consideration, which is net of $0.1 million of cash acquired as part of the acquisitions, and $0.7 million in non-cash consideration (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements.

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

Financial Condition
In September 2013, we announced our intent to return at least 60% of our adjusted free cash flow to stockholders in the form of share repurchases or other alternatives, such as dividends. Adjusted free cash flow excludes the impact of the excess tax benefits from stock-based compensation. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. Dividends of $0.035 per share were declared and paid in the third and fourth quarters of fiscal year 2014 and the first and second quarters of fiscal year 2015 for an aggregate of $60.2 million. On May 20, 2015, our Board of Directors authorized an increase in our quarterly cash dividend and declared a quarterly cash dividend of $0.045 per share of our common stock to be paid on July 2, 2015, to stockholders of record as of the close of market on June 10, 2015. Future dividend payments are subject to review and approval on a quarterly basis by our Board of Directors or a committee thereof.
For the six months ended May 2, 2015, we generated $212.3 million in cash from operating activities, which was driven by our net income, as well as additions to our net income for non-cash items related to depreciation and amortization and stock-based compensation expense, partially offset by a reduction to our net income related to excess tax benefits from stock-based compensation.
Net cash used in investing activities for the six months ended May 2, 2015, totaled $137.0 million and was primarily the result of $95.3 million in cash paid for two acquisitions, $34.1 million in purchases of property and equipment, and $7.8 million in the purchase of an intangible asset.
Net cash provided by financing activities for the six months ended May 2, 2015, totaled $41.2 million and was primarily the result of $565.7 million and $51.2 million in proceeds from the issuance of the 2020 Convertible Notes and related warrants, respectively, $29.6 million in excess tax benefits from stock-based compensation, and $22.0 million in proceeds from the issuance of common stock from ESPP purchases and stock option exercises, partially offset by the $300.0 million in payment of principal related to the redemption of the 2020 Notes, $208.2 million in stock repurchases, $86.1 million in purchase of convertible hedge options, and $29.9 million in cash dividend payments. For the six months ended May 2, 2015, we repurchased approximately 17.8 million shares of our common stock.
Net proceeds from the issuance of common stock in connection with employee participation in our equity compensation plans have historically been a significant component of our liquidity. The extent to which we receive proceeds from these plans can increase or decrease based upon changes in the market price of our common stock, and from the amount and type of awards granted. For example, a change in the mix of granted restricted stock unit and stock option awards towards granting fewer stock option awards reduces the net proceeds from the issuance of common stock in connection with participation in our equity compensation plans. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in our equity compensation plans will vary over time.
A majority of our accounts receivable balance is derived from sales to our OEM partners. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. Allowances for doubtful accounts as of May 2, 2015, increased by $1.6 million over the balance as of November 1, 2014, primarily due to a collection issue with a specific customer. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Six Months Ended May 2, 2015, Compared to Six Months Ended May 3, 2014
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities decreased by $65.4 million primarily due to decreased accounts receivable collections and increased payments with respect to accrued employee incentive compensation.

Investing Activities. Net cash used in investing activities increased by $119.6 million. The increase was primarily due to the $95.3 million of cash used for the two acquisitions during the second quarter of fiscal year 2015, $7.8 million of cash used in the first quarter of fiscal year 2015 for the purchase of an intangible asset to strengthen our portfolio of defensive patents, and an increase of $6.7 million of cash used to purchase property and equipment during the six months ended May 2, 2015.
Financing Activities. Net cash provided by financing activities increased by $151.5 million. The increase was primarily due to $565.7 million and $51.2 million in proceeds from the issuance of the 2020 Convertible Notes and related warrants, respectively, partially offset by the $300.0 million of cash used to redeem the 2020 Notes on February 13, 2015, the $86.1 million of cash used for the purchase of convertible hedge options, a $32.6 million decrease in proceeds from the issuance of common stock pursuant to our equity compensation plans, as well as the $29.9 million in payment of dividends to stockholders during the six months ended May 2, 2015.

Liquidity
Manufacturing and Purchase Commitments. We have manufacturing arrangements with contract manufacturers under which we provide 12-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to utilize in normal operations in accordance with our policy (see Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).
Income Taxes. We accrue U.S. income taxes on the earnings of our foreign subsidiaries, unless the earnings are considered to be indefinitely reinvested outside of the United States. We intend to indefinitely reinvest all current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States.
Our existing cash and cash equivalents totaled $1,366.8 million as of May 2, 2015. Of this amount, approximately 61% was held by our foreign subsidiaries. We do not currently anticipate a need for these funds held by our foreign subsidiaries for our domestic operations, and our intent is to permanently reinvest such funds outside of the United States. Under current tax laws and regulations, if these funds are distributed to any of our United States entities in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Secured Notes. In January 2010, we issued $300.0 million in aggregate principal amount of senior secured notes due 2018 (the “2018 Notes”) and $300.0 million in aggregate principal amount of senior secured notes due 2020 (the “2020 Notes” and together with the 2018 Notes, the “Senior Secured Notes”). We used the proceeds to pay down a substantial portion of an outstanding term loan, and to retire the convertible subordinated debt due on February 15, 2010, which had been assumed in connection with our acquisition of McDATA. The 2018 Notes and 2020 Notes were redeemed in the second quarter of fiscal year 2013 and in the second quarter of fiscal year 2015, respectively. See Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Senior Unsecured Notes. In January 2013, we issued $300.0 million in aggregate principal amount of the 2023 Notes. We used the proceeds and cash on hand to redeem all of the outstanding 2018 Notes in the second quarter of fiscal year 2013.
Convertible Senior Unsecured Notes. In January 2015, we issued $575.0 million in aggregate principal amount of the 2020 Convertible Notes. Net of an original issue discount, we received $565.7 million in proceeds from the offering of the 2020 Convertible Notes. We used the proceeds to irrevocably deposit $322.2 million with the trustee to discharge the 2020 Indenture and redeem all of the outstanding 2020 Notes, pay the cost of the convertible note hedge transactions for $35.0 million, net of the proceeds from the issuance of warrants, and to repurchase approximately 4.1 million shares of our common stock for $48.9 million at a purchase price of $11.80 per share, which was the closing price on January 8, 2015, the date of the pricing of the 2020 Convertible Notes. We intend to use the remaining proceeds of $159.6 million for general corporate purposes, including potential acquisitions and other business development activities. The 2020 Convertible Notes are unsecured and have a significantly lower interest rate of 1.375% compared to 6.875% for the 2020 Notes. Interest is payable on January 1 and July 1 of each year, beginning on July 1, 2015. See Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Trade Receivables Factoring Facility. We have an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit-related recourse provisions. The sale of receivables eliminates our credit exposure in relation to these receivables. No trade receivables were sold under our factoring facility during the six months ended May 2, 2015, or the six months ended May 3, 2014.

Under the terms of the factoring agreement, the total and available amounts of the factoring facility as of May 2, 2015, were $50.0 million.
Covenant Compliance—Senior Unsecured Notes Covenants. The 2023 Notes were issued pursuant to an indenture, dated as of January 22, 2013, among the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (the “2023 Indenture”). The 2023 Indenture contains covenants that, among other things, restrict our ability and the ability of our subsidiaries to:

•	Incur certain liens and enter into certain sale-leaseback transactions;

•	Create, assume, incur, or guarantee additional indebtedness of our subsidiaries without such subsidiary guaranteeing the 2023 Notes on a pari passu basis; and

•	Enter into certain consolidation or merger transactions, or convey, transfer, or lease all or substantially all of our or our subsidiaries’ assets.
These covenants are subject to a number of other limitations and exceptions as set forth in the indenture. We were in compliance with all applicable covenants of the 2023 Indenture as of May 2, 2015.

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of May 2, 2015 (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Convertible senior unsecured notes due 2020 (1)	$611,881	$7,906	$15,812	$588,163	$—
Senior unsecured notes due 2023 (1)	407,112	13,875	27,750	27,750	337,737
Non-cancellable operating leases (2)	73,170	21,246	22,859	12,059	17,006
Non-cancellable capital leases (1)	759	696	63	—	—
Purchase obligations (1)	20,873	4,819	4,900	4,056	7,098
Purchase commitments, gross (3)	205,001	205,001	—	—	—
Total contractual obligations	$1,318,796	$253,543	$71,384	$632,028	$361,841
Other Commitments:
Standby letters of credit	$138,314	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$120,357	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $13.0 million, which consists of $7.5 million to be received in less than one year, $5.3 million to be received in one to three years, and $0.2 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued $1.6 million for estimated purchase commitments that we do not expect to utilize in normal operations within the next 12 months, in accordance with our policy.

(4)	As of May 2, 2015, we had a gross liability for unrecognized tax benefits of $117.9 million and a net accrual for the payment of related interest and penalties of $2.4 million.
Share Repurchase Program. As of May 2, 2015, our Board of Directors had authorized a total of approximately $2.0 billion for the repurchase of our common stock since the inception of the program in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, the trading price of our common stock, and other factors, including alternative investment opportunities. For the three months ended May 2, 2015, we repurchased 6.4 million shares for an aggregate purchase price of $77.1 million. Approximately $455.1 million remained authorized for future repurchases under this program as of May 2, 2015. Subsequently, between May 2, 2015, and the date of the filing of this Quarterly Report on Form 10-Q, we repurchased 3.2 million shares of our common stock for an aggregate purchase price of $38.9 million.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of May 2, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Policies and Estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended May 2, 2015, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended November 1, 2014, except for the areas discussed below.
Impairment of Goodwill and Other Indefinite-Lived Intangible Assets.
Goodwill and other indefinite-lived intangible assets are generated as a result of business combinations. Our indefinite-lived assets are comprised of acquired in-process research and development (“IPR&D”) and goodwill.
IPR&D Impairment Testing. IPR&D is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. During the development period, we conduct our IPR&D impairment test annually, as of the first day of the second fiscal quarter, and whenever events or changes in facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. Events that might indicate impairment include, but are not limited to, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on us and our customer base, and/or other relevant events, such as changes in management, key personnel, litigation, or customers. Our ongoing consideration of factors such as these could result in IPR&D impairment charges in the future, which could adversely affect our net income.
Goodwill Impairment Testing. We conduct our goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events occur or facts and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events that might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period. Our ongoing consideration of factors such as these could result in goodwill impairment charges in the future, which could adversely affect our net income.
We perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net asset values. The reporting units are determined by the components of our operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is below the carrying value of the reporting unit’s net assets, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the relevant acquisition accounting guidance, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.
To determine the reporting units’ fair values, we use the income approach, the market approach, or a combination thereof. The income approach provides an estimate of fair value based on discounted expected future cash flows. The market approach provides an estimate of the fair value of our three reporting units applying various observable market-based multiples to the reporting units’ operating results and then applying an appropriate control premium.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We based our fair value estimates on assumptions we believe to be reasonable, but these estimates and assumptions are inherently uncertain. Estimates and assumptions with respect to the determination of the fair value of our reporting units using the income approach include, among other inputs:

•	Our operating forecasts;

•	Our forecasted revenue growth rates; and

•	Risk-commensurate discount rates and costs of capital.

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
Consistent with prior years, we performed our annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2015. At the time of the fiscal year 2015 annual goodwill impairment testing, our reporting units were: SAN Products; IP Networking Products, which includes Open Systems Interconnection Reference Model (“OSI”) Layer 2-3 products and OSI Layer 4-7 products; and Global Services.
During our fiscal year 2015 annual goodwill impairment test, we used a combination of the income approach and market approach, weighted equally, to estimate each reporting unit’s fair value.
During the first step of goodwill impairment testing, we determined that all our reporting units passed the first step of goodwill impairment testing and no further testing was required. However, because some of the inherent estimates and assumptions used in determining the fair value of these reportable segments are complex and subjective, changes in these underlying assumptions can adversely impact fair value. Accordingly, for the IP Networking Products reporting unit, we performed the sensitivity analysis below to quantify the impact of key assumptions on that reporting unit’s fair value estimate. The key assumptions impacting our estimates were (i) discount rates and (ii) discounted cash flow (“DCF”) terminal value multipliers. As these assumptions ultimately reflect the risk of achieving reporting units’ revenue and cash flow projections, we determined that a separate sensitivity analysis for changes in revenue and cash flow projections was not meaningful or useful.
The respective fair values of the SAN and Global Services reporting units were substantially in excess of these reporting units’ carrying values, and the fair values of those reporting units were, therefore, not subject to a sensitivity analysis.
As of the date of the fiscal year 2015 annual goodwill impairment testing, the carrying value of the IP Networking Products reporting unit’s net assets was $1,236 million, and the estimated fair value of those net assets exceeded the carrying value by approximately $162 million. The following table summarizes the approximate impact that a change in key assumptions would have on the estimated fair value of the IP Networking Products reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (in millions)	Excess of Fair Value over Carrying Value (in millions)
Discount rate	±1%	$(45) - 49	$116 - 210
DCF terminal value multiplier	±0.5x	$(39) - 39	$123 - 200

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risks related to changes in interest rates, foreign currency exchange rates, and equity prices that could impact our financial position and results of operations. Our risk management strategy with respect to these three market risks may include the use of derivative financial instruments. We use derivative contracts only to manage our existing underlying exposures. Accordingly, we do not use derivative contracts for speculative purposes. Our risks and risk management strategy are outlined below. Actual gains and losses in the future may differ materially from the sensitivity analysis presented below based on changes in the timing and amount of interest rates and our actual exposures and hedges.
Interest Rate Risk
Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash equivalents. Our cash and cash equivalents are primarily maintained at five major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We had $1,096.8 million invested in money market funds as of May 2, 2015, which were not materially sensitive to changes in interest rates due to the short duration of these investments.

Our material borrowings bear interest at fixed rates, and therefore, we did not have any material borrowings as of May 2, 2015, that were sensitive to changes in interest rates. We were not subject to material interest rate risk in geographical areas outside of the United States as a substantial portion of our cash and cash equivalents is invested in money market funds that have a fixed share price.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the six months ended May 2, 2015, were the British pound, the euro, the Indian rupee, the Chinese yuan, the Japanese yen, the Singapore dollar, and the Swiss franc. Because we report in U.S. dollars and we have a net expense position in foreign currencies, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of May 2, 2015, we held $58.1 million in gross notional amount of cash flow derivative instruments. The maximum length of time over which we are hedged as of May 2, 2015, is through October 7, 2015.
We have performed a sensitivity analysis as of May 2, 2015, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on May 2, 2015. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of May 2, 2015.
Equity Price Risk
We had no investments in publicly traded equity securities as of May 2, 2015. The aggregate cost of our equity investments in non-publicly traded companies was $0.5 million as of May 2, 2015. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On May 1, 2015, the last business day of our second fiscal quarter of 2015, the last reported sale price of our common stock on the NASDAQ Global Select Market was $11.65 per share.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act, that occurred during the quarter ended May 2, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

Any failure to successfully compete in the networking market could prevent Brocade from increasing or maintaining revenue, profitability, and cash flows with respect to its networking solutions.

The networking market is highly competitive and is in a state of transformation with new competitors entering the market and offering products based on emerging technologies, such as software networking, virtualization, and infrastructure-as-a-service. Although Cisco Systems, Inc. (“Cisco”) maintains a dominant position in the networking market, customers have more choices in both traditional and emerging networking solutions with networking providers and their technology and go-to-market partners. Further, there has been increased competition for traditional networking solutions in recent years as Brocade’s competitors have strengthened their networking portfolios through acquisitions.
In addition, the networking market, particularly the data center market, is undergoing significant transition due to technology trends, such as cloud computing, server virtualization, and software networking. For example, both Cisco and Hewlett-Packard Company (“HP”) have announced their intent to offer cloud computing services for the enterprise market, which may give customers more options to procure networking-as-a-service rather than by traditional purchasing methods. Cisco and Microsoft Corporation also recently announced a multi-year partnership to collaborate on data center and cloud computing initiatives involving sales, marketing, and research and development (“R&D”). Additionally, Dell, Inc. (“Dell”) has launched, and HP has announced plans to launch, “whitebox” label switches with Cumulus Networks, which the companies promote as a low-cost option for networking equipment purchasers.

Other competitors in the networking market include Arista Networks, Inc., as well as A10 Networks, Inc.; Alcatel-Lucent; Avaya, Inc.; Extreme Networks, Inc.; F5 Networks, Inc.; Huawei Technologies Co. Ltd.; Juniper Networks, Inc.; and QLogic Corporation (“QLogic”). Many of Brocade’s competitors have longer operating histories; greater financial, technical, sales, marketing, and other resources; more name recognition; and larger installed customer bases than Brocade. These companies’ businesses may have better economies of scale, and therefore these companies could also adopt more aggressive pricing policies than Brocade. In addition, these companies could enhance their business models through divestitures and acquisitions, which could impact Brocade’s partner ecosystem and Brocade’s go-to-market model. Also, any one of these competitors could devote more resources to develop, promote, and sell their products, and, therefore, could respond more quickly to changes in customer or market requirements and adopt more aggressive pricing policies. Brocade’s failure to successfully compete in the networking market would harm its business and financial results.

Brocade’s failure to execute on its overall sales strategy or successfully leverage its channel and direct sales capabilities could significantly reduce its revenues and negatively affect its business, financial results, and growth prospects.

Brocade offers networking solutions through a multipath distribution strategy, including distributors, resellers, a direct sales force, an e-commerce Web site, and original equipment manufacturers (“OEMs”). However, Brocade’s efforts to increase sales through this multipath distribution strategy may not generate incremental revenue opportunities. Several of Brocade’s major OEM customers, including Dell, International Business Machines Corporation (“IBM”), HP, and Oracle Corporation, have acquired companies that offer Internet Protocol (“IP”) networking solutions that are competitive with Brocade offerings. A loss of, or significant reduction in, revenue through one of Brocade’s paths to market would negatively impact its business and financial results.
Brocade’s failure to successfully develop and maintain its channel partner relationships, or the failure of these partners to sell Brocade’s products, could reduce Brocade’s growth prospects significantly, especially for its IP networking portfolio. In addition, Brocade’s ability to respond to the needs of its distribution and reseller partners in the future may also depend on third parties producing complementary products and applications for Brocade products to enable these partners to be competitive in the market. In addition, Brocade may not successfully achieve its expanded go-to-market objectives, which include effectively maintaining or expanding sales through its distribution channels and successfully managing distribution and reseller partner relationships. If Brocade fails to respond successfully to the needs of these distribution and reseller partners and their customers, Brocade’s business and financial results could be adversely affected.
In fiscal years 2013 and 2014, Brocade made certain changes in its strategic direction and sales strategy by focusing on key technology segments, such as its Storage Area Networking (“SAN”) fabrics, Ethernet fabrics, and software networking solutions for the data center, and targeting larger IP customers with its direct sales force. This change in focus has resulted in a rebalancing of resources away from certain non-key areas of Brocade’s business, including changes to the related sales model and divestitures of certain assets, and has impacted, and may continue to impact, Brocade’s ability to generate revenue from certain products, markets, geographies, and customers. In addition, the targeting of larger IP customers may cause Brocade’s revenue to be more uneven in the future as timing and magnitude of individual customer orders may be difficult to predict.
In the second quarter of fiscal year 2014, Brocade made a strategic decision to reduce its investment in the hardware-based Brocade ADX® products and to increase investment in the software-based Brocade Virtual ADX products for Layer 4-7 applications. As a result of this change in strategy, hardware-based Brocade ADX and related support revenue in fiscal year 2014 was lower by approximately $20 million compared to fiscal year 2013. Brocade expects hardware-based Brocade ADX and related support revenue to be reduced by approximately $10 million in fiscal year 2015 compared to fiscal year 2014. There can be no assurance that this new strategic direction and sales strategy will succeed, or that the return on Brocade’s investments will develop in the manner and on the timeline expected. Failure to execute on Brocade’s strategy could adversely affect its business and financial results.

A limited number of major OEM partners comprise a significant portion of Brocade’s revenues; the loss of revenue from, or decreased inventory levels held by, any of these major OEM partners due to a change in market or competitive conditions could significantly reduce Brocade’s revenues and adversely affect its financial results.

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues, specifically EMC Corporation (“EMC”), HP, and IBM. As a result, revenues from these large OEM partners have a significant impact on Brocade’s quarterly and annual financial results. For fiscal years 2014, 2013, and 2012, these three OEM partners each represented 10% or more of Brocade’s total net revenues, for a combined total of 46%, 46%, and 47% of total net revenues, respectively. Brocade’s agreements with its OEM partners are typically cancellable, nonexclusive, and have no minimum or specific timing requirements for purchases. Brocade’s OEM partners could increase the amount purchased from Brocade’s competitors, introduce their own technology, or experience lower demand for Brocade SAN products from their end customers. The SAN market has experienced slow overall growth over the past several years, and if the growth rate continues to slow or if the SAN market declines, Brocade’s OEM partners could reduce or rebalance the amount of SAN products they purchase from Brocade.
Also, one or more of Brocade’s OEM partners could elect to divest certain lines of business, split their business, or consolidate or enter into a strategic partnership with one of Brocade’s competitors, such as IBM’s sale of certain lines of business to Lenovo Group Limited, or HP’s announcement that it will separate the company into two new public companies, which could reduce or eliminate Brocade’s future revenue opportunities with that OEM partner. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. Brocade’s business and financial results could be harmed by the loss of any one significant OEM partner, a decrease in the level of sales to any one such partner, a change in any one such partner’s go-to-market strategy, or an unsuccessful negotiation on key terms, conditions, or timing of purchase orders placed during a quarter.

Uncertainty about or a slowdown in the domestic and international economies has adversely affected, and may increasingly adversely affect, Brocade’s operating results and financial condition.

In recent years, there have been various slowdowns in, and uncertainty about, the domestic and international economies. Such uncertainty and slowdowns have resulted in, and may again result in, lower growth of Information Technology (“IT”) related spending, and, consequently, lead to lower growth or a decline in the networking market (including high-performance data networking solutions). Historically, IT spending has declined as general economic and market conditions have worsened due to geopolitical uncertainty and global currency fluctuations. Brocade is particularly susceptible to reductions in IT spending because the purchase of networking solutions is often discretionary and may involve a significant commitment of capital and other resources. The loss or delay of orders from any of Brocade’s more significant customers, such as individual branches or agencies within the U.S. government (including the Department of Defense or certain intelligence agencies where Brocade’s revenue is concentrated), or customers within the service provider, financial services, education, and health sectors, could also cause Brocade’s revenue and profitability to suffer. For example, Brocade’s revenue and operating results could be negatively impacted if the U.S. federal government experiences delays in procurement due to longer decision-making time frames and/or a shift in IT procurement priorities. Economic uncertainty has caused—and may cause further—reductions in Brocade’s revenue, profitability, and cash flows, along with increased price competition, increased operating costs, and longer fulfillment cycles. Moreover, economic uncertainty may exacerbate many other risks noted elsewhere in this Form 10-Q, which could adversely affect Brocade’s business operations and financial condition.

The prices of Brocade’s products have declined in the past and Brocade expects the prices of its products to decline in the future, which could reduce Brocade’s revenues, gross margins, and profitability.

The average selling price for Brocade products has typically declined in the past and will likely decline in the future as a result of competitive pricing pressures, broader macroeconomic factors, product mix, new product introductions by Brocade or competitors, the entrance of new competitors, and other factors. In particular, if economic conditions deteriorate and create a more cautious capital spending environment in the IT sector, Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or increase revenues. If Brocade is unable to offset a decline in the average selling price of Brocade products by increasing the volume of products shipped and/or reducing product manufacturing costs, Brocade’s revenues, gross margins, and profitability could be adversely affected.

Brocade’s future revenue growth depends on its ability to introduce and achieve market acceptance of new products, services, and support offerings on a timely basis.

Developing new products, services (including software networking), and support offerings requires significant up-front investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve market acceptance of its new product and support offerings on a timely basis in order to realize the benefits of its investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet and adoption of new technologies such as software-defined networking (“SDN”) and Network Functions Virtualization (“NFV”), is characterized by rapidly changing technology, accelerated product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by partnering effectively to allow connectivity to other devices, by keeping pace with technological developments and emerging industry standards, and by delivering high-quality, reliable, and cost-effective products; product enhancements; and services and support offerings on a timely basis.
Other factors that may affect Brocade’s successful introduction of new products, services, and support offerings include, but are not limited to, Brocade’s ability to:

•
Properly determine the market for new products, services, and support offerings, including features, cost-effectiveness, scalability, and pricing—all of which can be particularly challenging for initial product offerings in new markets;

•	Differentiate Brocade’s new products, services, and support offerings from its competitors’ offerings;

•	Address the interoperability complexities of Brocade’s products with its OEM partners’ server and storage products and Brocade’s competitors’ products;

•	Determine which route(s) to market will be effective; and

•	Manage product transitions, including forecasting demand, managing excess and obsolete inventories, addressing product cost structures, and managing different sales and support requirements.
Failure to introduce competitive products, services, and support offerings on a timely basis may harm Brocade’s business and adversely affect Brocade’s financial results.

If Brocade is unable to successfully transition from older products and corresponding support and service offerings to new products and corresponding support and service offerings on a timely basis, its business and financial results could be harmed.

As Brocade introduces new or enhanced products, it must successfully manage the transition from older products, such as certain SAN products, to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, maintain existing support revenue streams, and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life-cycle of Brocade’s existing products or replace the sales of some of Brocade’s current products, thereby offsetting the benefit of a successful product introduction. When Brocade introduces new or enhanced products, it faces numerous risks related to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new or enhanced products. In addition, any customer uncertainty regarding the timeline for rolling out new products or Brocade’s plans for future support of existing products may cause customers to delay purchase decisions or to purchase competing products, which would adversely affect Brocade’s business and financial results.

Brocade may not realize the anticipated benefits of past or future acquisitions, divestitures, and strategic investments, and the integration of acquired companies or technologies or divestiture of businesses may negatively impact Brocade’s business and financial results.

Brocade has acquired—or made strategic investments in—other companies, products, or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. In the second quarter of fiscal year 2015, Brocade acquired Connectem Inc. and Riverbed Technology, Inc.’s SteelApp product line and related assets. Brocade also acquired the Vistapointe business in the fourth quarter of fiscal year 2014. The ability of Brocade to realize the anticipated benefits of its acquisitions and strategic investments involves numerous risks, including, but not limited to, the following:

•	Difficulties in successfully integrating the acquired businesses and realizing any expected synergies;

•	Inability to communicate to customers the capabilities of the combined company;

•	Unanticipated costs, litigation, and other contingent liabilities, including liabilities associated with acquired intellectual property;

•	Diversion of management’s attention from Brocade’s daily operations and business;

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
Brocade may also divest certain businesses from time to time. For example, Brocade sold its network adapter business to QLogic during the first quarter of fiscal year 2014. Such divestitures involve risks, such as difficulty separating out portions of or entire businesses, distracting employees, incurring potential loss of revenue, negatively impacting margins, and potentially disrupting customer relationships. Brocade may also incur significant costs associated with exit or disposal activities, related impairment charges, or both, if Brocade exits or divests a business or product line.
If Brocade is unable to successfully integrate or divest products, technologies, or personnel from businesses that Brocade acquires or divests, or if Brocade is unable to realize the expected benefits of its acquisitions, divestitures, or strategic investments, Brocade’s business and financial results could be negatively impacted.

Cyberattacks and data security breaches could disrupt Brocade’s operations, negatively impact Brocade’s reputation, and erode customers’ trust.

Cyberattacks and other malicious attacks could lead to data breaches, computer break-ins, malware, viruses, and unauthorized tampering with Brocade’s computer systems, intellectual property, and confidential information of Brocade, its customers, and partners. These attacks could disrupt Brocade’s operations, negatively impact Brocade’s reputation, and erode customers’ trust. Brocade may not successfully limit attacks by malicious third parties if they attempt to undermine or disrupt Brocade’s cybersecurity, despite implementation of cybersecurity measures. Additionally, Brocade may suffer reputational harm as a result of a data security breach involving customers’ or employees’ information, either or both of which could negatively impact profitability and/or increase expenses. Customers have become increasingly sensitive to government-sponsored surveillance and may believe that, as a U.S.-based manufacturer, Brocade’s equipment contains “backdoor” code that would allow customer data to be compromised by either governmental bodies or other third parties. As a result, customers may choose not to deploy Brocade networking products, which could negatively impact Brocade’s business and financial results.

Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet, and if Brocade is required to record impairment charges for these assets, such impairment charges could adversely affect Brocade’s financial results.

Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet related to Brocade’s prior acquisitions. Brocade’s determination of the fair value of its long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including acquired intangible assets, could change as a result of changes in management’s assumptions. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, then the estimated fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. For example, based on the decrease in the hardware-based Brocade ADX revenue forecast, Brocade recognized an $83.4 million goodwill impairment charge during the second quarter of fiscal year 2014. For a sensitivity analysis that quantifies the impact of key assumptions used by Brocade on certain reporting units’ fair value estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part I, Item 2 of this Form 10-Q. If future impairment tests should result in a charge to earnings, Brocade’s financial results would be adversely affected.
Brocade has determined that, more likely than not, it will realize its deferred tax assets based on positive evidence of its historical operations and projections of future income, except for the deferred tax assets related to California and remaining capital loss carryforwards for which a valuation allowance has been applied. In the event that future income by jurisdiction is less than what is currently projected, Brocade may be required to apply a valuation allowance to these deferred tax assets in jurisdictions where realization of such assets is no longer more likely than not, which could result in a charge to earnings that would adversely affect Brocade’s financial results.

If Brocade loses key talent or is unable to hire additional qualified talent, its business may be negatively impacted.

Brocade’s success depends, to a significant degree, upon the continued contributions of its employees, including executive officers, engineering, sales, and others, many of whom would be difficult to replace. Departures, appointments, and changes in roles and responsibilities of officers or other key members of management may disrupt Brocade’s business and adversely affect Brocade’s operating results.
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

Brocade provides product forecasts to its contract manufacturers (“CMs”) and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers, and end-user customers. If Brocade is unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, Brocade’s ability to successfully manage production could be negatively impacted. Brocade’s ability to accurately forecast demand also may become increasingly limited as Brocade introduces new or enhanced products, begins phasing out certain products, or acquires other companies or businesses. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its CMs to meet customers’ delivery requirements, or Brocade may accumulate excess inventories or incur costs associated with excess manufacturing capacity. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade will experience higher fixed costs as it expands its CMs’ capabilities for forecasted demand, which could negatively affect Brocade’s margins if demand decreases suddenly and Brocade is unable to reduce these fixed costs.
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

Brocade has extensive international operations, which expose its business and operations to additional risks.

Brocade has significant international operations, and a significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s CMs have significant operations in China and other locations outside the U.S. Brocade’s international sales of its IP networking solutions have primarily depended on a variety of its distributors and resellers. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including, but not limited to, the following:

•	Exposure to economic instability or fluctuations in international markets that could cause reductions in IT spending;

•	Exposure to inflationary risks and/or wage inflation in certain countries, such as China and India;

•	Exposure to sovereign debt risk and political and economic instability in certain regions of Europe, including Russia, and South America, including Brazil;

•
Increased exposure to foreign currency exchange rate fluctuations, including currencies such as the British pound, the euro, the Indian rupee, the Chinese yuan, the Japanese yen, the Singapore dollar, and the Swiss franc;

•
Multiple potentially conflicting and changing governmental laws, regulations, and practices, including differing environmental, data privacy, export, import, trade, manufacturing, tax, labor, and employment laws;

•	Compliance with U.S. and other applicable government regulation of exports and imports, and associated licensing requirements, particularly in the area of encryption technology;

•	Compliance with U.S. and other applicable government regulations prohibiting certain end-uses and restricting trade with embargoed or sanctioned countries, such as Russia, and with denied parties;

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes, such as China and India;

•	Commercial laws and business practices that favor local competition;

•
In certain international regions, particularly those with rapidly developing economies, it may be common to engage in business practices that are prohibited by anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

•	Increased complexity, time, and costs of managing international operations;

•	Managing research and development and sales teams in geographically diverse locations, including teams divided between the United States and India;

•	Effective communications across multiple geographies, cultures, and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell, and support Brocade’s products in international markets;

•	Longer sales cycles and manufacturing lead times;

•	Increased complexity and cost of providing customer support and maintenance for international customers;

•	Difficulties in collecting accounts receivable;

•	Increased complexity of logistics and distribution arrangements; and

•	Increased complexity of accounting rules and financial reporting requirements.
Any of these factors could negatively impact Brocade’s business, revenues, and profitability.

Brocade’s revenues, operating results, and cash flows may fluctuate from period to period due to a number of factors, which makes predicting financial results difficult and could adversely affect the trading price of Brocade’s stock.

IT spending is subject to cyclical and uneven fluctuations, which could cause Brocade’s financial results to fluctuate unevenly and unpredictably. For example, the U.S. federal budget for government IT spending can be highly seasonal and subject to delays, reductions, and uncertainty due to changes in the political and legislative environment. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new or enhanced products. While Brocade’s first and fourth fiscal quarters are typically stronger quarters for SAN products and Brocade’s third and fourth fiscal quarters are typically stronger quarters for IP networking solutions, future buying patterns may differ from historical seasonality. If the mix of revenue changes, it may also cause results to differ from historical seasonality.
Accordingly, Brocade’s quarterly and annual revenues, operating results, cash flows, and other financial and operating metrics may vary significantly in the future. The results of any prior periods should not be relied upon as an indication of future performance. In future quarters, Brocade’s revenue or operating results may be below Brocade’s projections or the expectations of stock market analysts or investors, which could adversely affect Brocade’s financial position and cause its stock price to decline.

If product orders are received late in a fiscal quarter, Brocade may be unable to recognize revenue for these orders in the same quarter, which could adversely affect quarterly financial results.

Brocade’s IP networking business typically experiences significantly higher levels of customer orders toward the end of a fiscal period. Customer orders received toward the end of the period may not ship within the period due to available inventory and manufacturing lead times. The inability to ship within the quarter in which the customer orders are received could negatively impact Brocade’s financial results in a particular quarter.

Brocade is subject to—and will continue to be subject to—intellectual property infringement claims and litigation that are costly to defend and/or settle, which could result in significant damages and other costs to Brocade and limit Brocade’s ability to use certain technologies in the future.

Brocade competes in markets in which companies are frequently subject to claims and related litigation regarding patent and other intellectual property rights. Third parties have from time to time asserted patent, copyright, trade secret, and/or other intellectual property-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products or a combination of products, including third-party products, methods used in its operations, or uses of its products by its customers. Moreover, these claims may concern Brocade’s hiring of a former employee of the third-party claimant. Brocade and companies acquired by Brocade have in the past incurred, and will likely incur in the future, substantial expenses to defend against such third-party claims. Brocade’s suppliers and customers also may be subject to third-party intellectual property claims with respect to their own products, which could negatively impact the suppliers’ ability to supply Brocade with components or the customers’ willingness to purchase products from Brocade. In addition, Brocade may be subject to claims, defenses, and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade’s agreements with suppliers, OEM and channel partners, or customers. If Brocade refuses to indemnify or defend such claims, for instance, even in situations where the allegations are meritless, then suppliers, partners, or customers may refuse to do business with Brocade. Parties that assert such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to prolonged periods of litigation expenses, additional burdens on employees or other resources, distraction from Brocade’s business operations, component supply stoppages, expensive settlement payments, and lost sales. Furthermore, there is little or no information publicly available concerning market or fair values for license settlement fees, which can lead to overpayment of license or settlement fees. Any of the above scenarios could have an adverse effect on Brocade’s financial position, financial results, cash flows, and future business prospects.

Undetected software or hardware errors could increase Brocade’s costs, reduce its revenues, and delay market acceptance of its products.

Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. As Brocade continues to expand its product portfolio to include software-centric products, including software licensed from third parties, errors may be found from time to time in Brocade products. In addition, through its acquisitions, Brocade has assumed—and may in the future assume—products previously developed by an acquired company that have not been through the same level of product development, testing, and quality control processes used by Brocade, and may have known and/or undetected errors. Some types of errors may not be detected until the product is installed in a user environment. In addition, Brocade products are often combined with other products, including software from other vendors, and these products often need to interoperate. For IT products that have different specifications, utilize multiple protocol standards, and may be procured from other vendors, it may be difficult to identify the source of any problems. These problems may cause Brocade to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts, and cause significant customer relations problems, resulting in lower profitability from increased costs and/or decreased revenue. Moreover, the occurrence of hardware and software errors, whether caused by Brocade products or another vendor’s products, could delay market acceptance of new or enhanced Brocade products.

Brocade’s supply chain is dependent on sole-source and limited-source suppliers and a limited number of major CMs, either one or both of which may significantly impact Brocade’s financial results.

Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited supplier sources. Brocade’s single-source components include, but are not limited to, its application-specific integrated circuits (commonly referred to as “ASICs”). Brocade’s principal limited-source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors, and switch fabric components. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade’s suppliers experience component defects, Brocade may not be able to deliver its products to customers in a timely manner and may be required to repair or retrofit products previously delivered to customers, at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole-source or limited-source suppliers to delay or halt production, go out of business, or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. Any manufacturing disruption by these sole-source or limited-source suppliers could severely impair Brocade’s ability to fulfill orders and may significantly impact its financial results.
In addition, the loss of any of Brocade’s major CMs, or portions of their capacity, could significantly impact Brocade’s ability to produce its products for an indefinite period of time. Qualifying a new CM and commencing volume production is typically a lengthy and expensive process. If Brocade changes any of its CMs or if any of its CMs experience unplanned delays, disruptions, capacity constraints, component parts shortages, or quality control problems in their manufacturing operations, shipment of Brocade’s products to customers could be delayed and result in loss of revenues.

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
Brocade relies on a combination of patent, copyright, trademark, and trade secret laws, along with measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate or adequate to address all risks that could result in a loss of intellectual property rights. Loss or violation of Brocade’s intellectual property rights could adversely affect Brocade’s business and operating results, through a loss of revenue or an increase in expenses.

Brocade relies on licenses from third parties, and the loss or inability to obtain any such license could adversely affect its business.

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

In addition, if Brocade has failed or in the future fails to adequately manage the use of commercial or “open source” software in Brocade’s products, or if companies acquired by Brocade fail in such regard, Brocade may be subject to copyright infringement litigation or other claims. Furthermore, Brocade may be required, for commercially licensed software, to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open source software, Brocade may be required to license proprietary portions of its products on a royalty-free basis, expose proprietary parts of source code, or commence costly product redesigns that could result in a loss of intellectual property rights, product performance degradation, or a delay in shipping products to customers and result in loss of revenue.

Business interruptions could adversely affect Brocade’s business operations.

Brocade’s business operations and the operations of its suppliers, CMs, and customers are vulnerable to interruptions caused by acts of terrorism, fires, earthquakes, tsunamis, nuclear reactor leaks, hurricanes, power losses, telecommunications failures, and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, are located near major earthquake faults. Brocade does not have multiple-site capacity for all of its services in the event of a business disruption. In the event of a major earthquake, Brocade could experience business interruption resulting from destruction of facilities or other infrastructure and from loss of life. Brocade carries a limited amount of earthquake insurance, which may not be sufficient to cover earthquake-related losses, and has not set aside funds or reserves to cover other potential earthquake-related losses. Additionally, major public health issues, such as an outbreak of a pandemic or epidemic, may interrupt business operations of Brocade, its CMs, its customers, or its suppliers in those geographic regions affected by that particular health issue. In addition, one of Brocade’s CMs has a major facility located in an area that is subject to hurricanes, and Brocade’s suppliers could face other natural disasters, such as floods, earthquakes, extreme weather, and fires. In the event that a business interruption occurs that affects Brocade, its suppliers, CMs, or customers, shipments could be delayed and Brocade’s business and financial results could be harmed.
In addition, Brocade may suffer reputational harm and may not carry sufficient insurance to compensate for financial losses that may occur as a result of any of these events. Any such event could have an adverse effect on Brocade’s business, operating results, and financial condition, and could expose Brocade to significant third-party claims of liability and damages.

Any failure by Brocade to meet its current capital return objectives could have an adverse effect on its reputation and stock price.

Brocade has publicly stated its intent to return at least 60% of its adjusted free cash flow to stockholders in the form of share repurchases and dividends. Brocade’s ability to return at least 60% of its adjusted free cash flow to stockholders is limited by, among other things, Delaware law. If Brocade is unable to meet its intended capital return objective, or if the Board of Directors decides to alter the capital return objective, Brocade’s reputation and its stock price may be adversely affected.

Brocade’s business is subject to increasingly complex and changing legal and regulatory requirements that could adversely affect its business, financial results, and stock price.

Brocade is subject to the changing rules and regulations of federal and state governments as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission, the Internal Revenue Service (the “IRS”), the Financial Industry Regulatory Authority, Inc., and the NASDAQ Stock Market LLC (“NASDAQ”), have issued a significant number of new regulations over the last several years and continue to develop additional regulations and requirements. Further, Brocade is also subject to various rules and regulations of certain foreign jurisdictions. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.
For example, The Sarbanes-Oxley Act of 2002 requires Brocade to furnish a report by Brocade’s management on internal control over financial reporting. This report contains, among other matters, an assessment of the effectiveness of internal control over financial reporting as of the end of the fiscal year. This assessment includes disclosure of any material weaknesses in internal control over financial reporting identified by management. If the assessment does not assert that internal control over financial reporting is effective (or if Brocade’s independent registered public accounting firm is unable to express an opinion on the effectiveness of Brocade’s internal control over financial reporting), Brocade’s stockholders could lose confidence in the accuracy and completeness of Brocade’s financial reports, which could have an adverse effect on Brocade’s stock price.

Additionally, the Dodd-Frank Wall Street Reform and Protection Act requires that public companies disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured or contracted to be manufactured by those companies, and, if so, if those minerals originated in the Democratic Republic of the Congo or an adjoining country. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in Brocade products. In addition, Brocade’s supply chain is complex, so Brocade may face reputational challenges with its partners, customers, stockholders, and other stakeholders if the origins of the conflict minerals used in its products cannot be verified sufficiently.
Similarly, Brocade is subject to environmental and other regulations governing product safety, materials usage, packaging, and other environmental impacts in the countries where Brocade products are sold. For example, many Brocade products are subject to laws and regulations that restrict the use of certain substances such as lead, mercury, hexavalent chromium, and cadmium, and that require Brocade to assume responsibility for collecting, treating, recycling, and disposing of products when they have reached the end of their useful life. For example, in Europe, environmental restrictions apply to products sold in that region, and certain Brocade partners require compliance with these or other more stringent requirements. In addition, recycling, labeling, and related requirements apply to Brocade products sold in Europe and China. If Brocade products do not comply with local environmental laws, Brocade could be subject to fines, civil and criminal sanctions, and contract damage claims. In addition, Brocade could be prohibited from shipping noncompliant products into certain jurisdictions and required to recall and replace any noncompliant products already shipped, which would disrupt the ability to ship products and result in reduced revenue, increased warranty expense, increased obsolete or excess inventories, and harm to Brocade’s business and customer relationships.
In addition, Brocade is subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of personal information and data. Brocade’s possession and use of personal information and data subjects it to legislative and regulatory burdens that may require Brocade to notify customers or employees of a data security breach. Brocade has incurred, and will continue to incur, expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. Such data privacy laws and regulations may negatively impact Brocade’s ability to execute transactions and pursue business opportunities.

Changes to Brocade’s provision for income taxes or unfavorable outcomes of tax audits could adversely impact Brocade’s financial condition or results.

Brocade is subject to income and other taxes in the United States, including those required by both state and federal governmental agencies such as the IRS, and numerous foreign jurisdictions. Brocade’s provision for income taxes could be increased due to changes in tax laws in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense. In this regard, the United States, countries in the European Union, and other countries where Brocade operates are actively considering changes to relevant tax, accounting, and other laws, regulations, and interpretations, including fundamental changes to tax laws applicable to multinational corporations. In addition, future effective tax rates could be subject to volatility or adversely affected by changes in the geographic mix of earnings in countries with differing statutory rates, changes in the valuation of deferred tax assets and liabilities, lapses in the federal R&D tax credit, and tax effects of stock-based compensation. These potential changes could increase Brocade’s effective tax rate or result in other costs in the future.
Brocade is subject to periodic audits or other reviews by such governmental agencies, and is currently under examination by the IRS and several state and foreign tax jurisdictions for various years. Audits by the IRS and other governmental tax agencies are subject to inherent uncertainties and could result in unfavorable outcomes, including potential fines or penalties. While Brocade regularly assesses the likely outcomes of these audits in order to determine the appropriateness of its tax provision, the occurrence of an unfavorable outcome in any specific period could have an adverse effect on Brocade’s financial condition or results for that period or future periods. The expense of defending and resolving such an audit may be significant.

Brocade is exposed to various risks related to legal proceedings or claims that could adversely affect its financial condition or results.

Brocade is a party to lawsuits in the normal course of its business. Litigation in general can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against Brocade, or legal actions initiated by Brocade, can often be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect Brocade’s business, financial results, or financial condition, and Brocade could incur substantial monetary liability and/or be required to change its business practices. In view of the uncertainties, potential risks, and expenses of litigation, Brocade may, from time to time, settle such disputes, even where Brocade had meritorious claims or defenses, by agreeing to settlement agreements that, depending on their terms, may significantly impact Brocade’s financial condition or results.

Brocade has incurred substantial indebtedness that may decrease its business flexibility, access to capital, and/or increase its borrowing costs, which may adversely affect Brocade’s operations and financial results.

As of May 2, 2015, Brocade had approximately $875 million in principal amount of outstanding indebtedness, including $575 million of indebtedness under the 1.375% convertible senior notes due 2020 (the “2020 Convertible Notes”) and $300 million of unsecured indebtedness under the 4.625% senior notes due 2023 (the “2023 Notes”) (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). The indenture governing the 2023 Notes contains several negative covenants that restrict the incurrence of debt by Brocade’s subsidiaries, restrict the incurrence of liens on principal properties, and restrict Brocade and its subsidiaries from engaging in certain sale-leaseback transactions. In addition, the indentures governing both the 2020 Convertible Notes and the 2023 Notes impose covenants that restrict Brocade’s ability to effect certain mergers, consolidations, or sales of assets and require Brocade to offer to repurchase the notes upon the occurrence of certain “fundamental changes” or “changes of control triggering events.” These covenants could have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, should further debt financing be desired, and may adversely affect Brocade’s operations and financial results. Brocade’s failure to comply with these covenants would result in a default under the applicable indenture, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. A default under one of the indentures could also result in cross defaults under Brocade’s other debt instruments, negatively impact the price and liquidity of Brocade’s debt and equity securities, negatively impact Brocade’s credit ratings, and impair Brocade’s ability to access sources of capital. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt.
The rating agencies may lower Brocade’s credit rating. This could further negatively impact the price and liquidity of Brocade’s debt and equity securities. If Brocade’s credit rating was lowered, it could also negatively impact Brocade’s ability to access sources of capital.

The occurrence of a “Fundamental Change” with respect to the 2020 Convertible Notes or a “Change of Control Triggering Event” with respect to the 2023 Notes or a conversion of the 2020 Convertible Notes could negatively impact Brocade’s cash flows and financial position.

Holders of the 2020 Convertible Notes have the right to require Brocade to repurchase their convertible notes upon the occurrence of a “Fundamental Change” and holders of the 2023 Notes have the right to require Brocade to repurchase their senior notes upon the occurrence of a “Change of Control Triggering Event,” in each case, at a repurchase price equal to 100% of the principal amount of the applicable notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2020 Convertible Notes, Brocade will be required to make cash payments up to the full conversion value in respect of the convertible notes being converted, unless Brocade elects to only deliver shares of its common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share). It is Brocade’s current intent and policy to settle conversions of the 2020 Convertible Notes through the delivery of cash up to the principal amount of converted convertible notes, together with shares of common stock to satisfy any conversion obligation in excess of such specified dollar amount. However, if Brocade elects to settle conversions of the 2020 Convertible Notes solely in shares of common stock, such settlement would result in additional dilution to Brocade’s stockholders and could result in more dilutive accounting treatment for the 2020 Convertible Notes. The 2020 Convertible Notes may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in Brocade’s stock price.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended May 2, 2015.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended May 2, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
February 1, 2015 to February 28, 2015	1,984	$12.10	1,984	$508,176
March 1, 2015 to March 28, 2015	2,088	$12.10	2,088	$482,908
March 29, 2015 to May 2, 2015	2,323	$11.97	2,323	$455,112
Total	6,395	$12.05	6,395

(1)
As of May 2, 2015, Brocade’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to approximately $2.0 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, $500 million on May 16, 2012, and $692 million on September 25, 2013), which was used for determining the amounts in these columns. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, the trading price of the Company’s common stock, general business and market conditions, and other factors, including alternative investment opportunities.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*
Brocade Communications Systems, Inc. 2009 Stock Plan, as amended and restated on April 7, 2015 (incorporated by reference to Exhibit 10.2 from Brocade’s current report on Form 8-K filed on April 8, 2015)

10.2*
Brocade Communications Systems, Inc. 2009 Director Plan, as amended and restated on April 7, 2015 (incorporated by reference to Exhibit 10.4 from Brocade’s current report on Form 8-K filed on April 8, 2015)

10.3†	Amendment Number 20, dated February 12, 2015, to the OEM Purchase Agreement between Hewlett-Packard Company and Brocade

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract, or arrangement.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

Date:	June 5, 2015	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Senior Vice President and Chief Financial Officer