Form 10-Q
period 2015-08-01
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2015-09-04
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of August 28, 2015, was 414,598,479 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
For the Quarter Ended August 1, 2015

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
Additional Information
ADX, Brocade, the B-wing symbol, MLX, and VDX are registered trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. Other brands, products, or service names mentioned may be trademarks of Brocade or others.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(In thousands, except per share amounts)
Net revenues:
Product	$463,200	$457,797	$1,407,681	$1,375,282
Service	88,619	87,667	266,952	271,627
Total net revenues	551,819	545,464	1,674,633	1,646,909
Cost of revenues:
Product	144,243	145,518	431,781	441,416
Service	35,672	38,233	109,056	116,818
Total cost of revenues	179,915	183,751	540,837	558,234
Gross margin	371,904	361,713	1,133,796	1,088,675
Operating expenses:
Research and development	85,072	84,152	262,173	261,862
Sales and marketing	144,883	137,262	428,199	409,524
General and administrative	20,422	22,140	65,815	63,395
Amortization of intangible assets	889	131	1,654	10,145
Acquisition and integration costs	789	—	3,133	—
Restructuring, goodwill impairment, and other related costs (benefits)	—	131	(637)	89,051
Gain on sale of network adapter business	—	—	—	(4,884)
Total operating expenses	252,055	243,816	760,337	829,093
Income from operations	119,849	117,897	373,459	259,582
Interest expense	(9,778)	(9,176)	(45,754)	(27,606)
Interest and other income, net	947	5,299	854	3,943
Income before income tax	111,018	114,020	328,559	235,919
Income tax expense	19,351	26,668	72,585	81,367
Net income	$91,667	$87,352	$255,974	$154,552
Net income per share—basic	$0.22	$0.20	$0.61	$0.35
Net income per share—diluted	$0.21	$0.20	$0.59	$0.34
Shares used in per share calculation—basic	417,299	432,448	422,184	436,396
Shares used in per share calculation—diluted	427,518	441,789	433,303	448,596

Cash dividends declared per share	$0.045	$0.035	$0.115	$0.035
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(In thousands)
Net income	$91,667	$87,352	$255,974	$154,552
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	(414)	(155)	(2,332)	14
Net gains and losses reclassified into earnings	831	(218)	2,544	(217)
Net unrealized gains (losses) on cash flow hedges	417	(373)	212	(203)
Foreign currency translation adjustments	(492)	(191)	(5,781)	284
Total other comprehensive income (loss)	(75)	(564)	(5,569)	81
Total comprehensive income	$91,592	$86,788	$250,405	$154,633
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 1, 2015	November 1, 2014
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,319,671	$1,255,017
Accounts receivable, net of allowances for doubtful accounts of $1,843 and $80 as of August 1, 2015, and November 1, 2014, respectively	199,919	224,913
Inventories	40,496	38,718
Deferred tax assets	91,181	92,692
Prepaid expenses and other current assets	63,020	46,665
Total current assets	1,714,287	1,658,005
Property and equipment, net	440,343	445,433
Goodwill	1,617,136	1,567,723
Intangible assets, net	79,401	26,658
Other assets	52,898	35,856
Total assets	$3,904,065	$3,733,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,804	$93,705
Accrued employee compensation	103,417	169,018
Deferred revenue	229,557	239,993
Other accrued liabilities	63,345	84,592
Total current liabilities	492,123	587,308
Long-term debt, net of current portion	791,630	595,450
Non-current deferred revenue	71,565	71,746
Non-current income tax liability	46,504	39,647
Non-current deferred tax liabilities	25,461	27,153
Other non-current liabilities	3,767	4,310
Total liabilities	1,431,050	1,325,614
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 416,382 and 431,470 shares as of August 1, 2015, and November 1, 2014, respectively	416	431
Additional paid-in capital	1,637,580	1,774,197
Accumulated other comprehensive loss	(24,383)	(18,814)
Retained earnings	859,402	652,247
Total stockholders’ equity	2,473,015	2,408,061
Total liabilities and stockholders’ equity	$3,904,065	$3,733,675
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	August 1, 2015	August 2, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$255,974	$154,552
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(41,981)	(37,698)
Depreciation and amortization	62,569	80,370
Loss on disposal of property and equipment	1,620	3,330
Gain on sale of network adapter business	—	(4,884)
Net gain on sale of non-marketable equity investment	—	(5,242)
Amortization of debt issuance costs and debt discount	9,443	856
Write-off of debt discount and debt issuance costs related to lenders that did not participate in refinancing	4,808	—
Provision for doubtful accounts receivable and sales allowances	7,189	5,520
Non-cash stock-based compensation expense	64,594	61,214
Goodwill impairment charge	—	83,382
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17,959	52,261
Inventories	(1,778)	4,757
Prepaid expenses and other assets	(20,854)	(4,796)
Deferred tax assets	531	47
Accounts payable	2,266	(4,409)
Accrued employee compensation	(94,852)	(38,136)
Deferred revenue	(14,220)	(4,020)
Other accrued liabilities	16,478	48,178
Restructuring liabilities	(2,514)	(11,538)
Net cash provided by operating activities	267,232	383,744
Cash flows from investing activities:
Purchases of non-marketable equity and debt investments	(2,150)	(223)
Proceeds from sale of non-marketable equity investment	1,489	10,748
Purchases of property and equipment	(53,142)	(41,175)
Purchase of intangible assets	(7,750)	—
Net cash paid in connection with acquisitions	(95,452)	—
Proceeds from collection of note receivable	250	250
Proceeds from sale of network adapter business	—	9,995
Net cash used in investing activities	(156,755)	(20,405)

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued (Unaudited)

	Nine Months Ended
	August 1, 2015	August 2, 2014
	(In thousands)
Cash flows from financing activities:
Payment of principal related to senior secured notes	(300,000)	—
Payment of debt issuance costs	(1,718)	—
Payment of principal related to capital leases	(1,677)	(2,382)
Common stock repurchases	(312,601)	(302,560)
Proceeds from issuance of common stock	51,345	81,293
Payment of cash dividends to stockholders	(48,819)	(15,270)
Proceeds from convertible notes	565,656	—
Purchase of convertible hedge	(86,135)	—
Proceeds from issuance of warrants	51,175	—
Excess tax benefits from stock-based compensation	41,981	37,698
Net cash used in financing activities	(40,793)	(201,221)
Effect of exchange rate fluctuations on cash and cash equivalents	(5,030)	272
Net increase in cash and cash equivalents	64,654	162,390
Cash and cash equivalents, beginning of period	1,255,017	986,997
Cash and cash equivalents, end of period	$1,319,671	$1,149,387
Supplemental disclosures of cash flow information:
Cash paid for interest	$29,560	$34,625
Cash paid for income taxes	$35,372	$20,941
Supplemental schedule of non-cash investing activities:
Settlement of debt investment in relation to acquisition	$150	$—
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

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the nine months ended August 1, 2015, as compared to the significant accounting policies disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended November 1, 2014.
New Accounting Pronouncements or Updates Recently Adopted
In March 2013, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. Under this update, an entity is required to release any cumulative translation adjustment into net income when the entity ceases to have a controlling financial interest resulting from the complete, or substantially complete, liquidation of a subsidiary or group of assets within a foreign entity. This update should be applied prospectively. The Company adopted this update in the first quarter of fiscal year 2015. There was no material impact on the Company’s financial position, results of operations, or cash flows.
In June 2015, the FASB issued an update to the Accounting Standards Codification (the “Codification”), Technical Corrections and Improvements. This update includes various amendments to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification. This update is not intended to change U.S. GAAP. The Company adopted this update in the third quarter of fiscal year 2015. There was no material impact on the Company’s financial position, results of operations, or cash flows.

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
In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update should be applied retrospectively, either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in the retained earnings. In August 2015, the FASB issued an update to defer the effective date of this update by one year. This update becomes effective and will be adopted by the Company in the first quarter of fiscal year 2019. Early adoption is not permitted for reporting periods before the first quarter of fiscal year 2018. The Company is currently evaluating the impact of this update on its consolidated financial statements.
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
In April 2015, the FASB issued an update to ASC 350, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. This update provides guidance on the accounting for fees paid in a cloud computing arrangement if the arrangement was determined to include a software license. This update will not change U.S. GAAP for a customer’s accounting for service contracts. This update may be applied either prospectively or retrospectively and will be adopted by the Company in the first quarter of fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In July 2015, the FASB issued an update to ASC 330, Inventory: Simplifying the Measurement of Inventory. Under this update, subsequent measurement of inventory is based on the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated cost of completion and disposal. This update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. This update should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2018. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are primarily maintained at five major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of August 1, 2015, two customers individually accounted for 13% and 12% of total accounts receivable, for a combined total of 25% of total accounts receivable, and no other customers individually accounted for more than 10% of total accounts receivable. As of November 1, 2014, three customers individually accounted for 15%, 12%, and 11% of total accounts receivable, for a combined total of 38% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses, sales allowances, and other allowances.
For the three months ended August 1, 2015, three customers individually accounted for 16%, 15%, and 12% of the Company’s total net revenues for a combined total of 43% of total net revenues. For the three months ended August 2, 2014, three customers individually accounted for 21%, 16%, and 11% of the Company’s total net revenues for a combined total of 48% of total net revenues.

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

3. Acquisitions and Divestitures
Acquisitions
In March 2015, the Company completed its acquisition of two businesses to strengthen its software networking portfolio. The total aggregate purchase price of the acquisitions was $96.1 million, consisting of $95.6 million in cash consideration, which is gross of $0.1 million of cash acquired as part of the acquisitions, and $0.5 million in non-cash consideration. Direct acquisition costs for the three months ended August 1, 2015, were immaterial, and the Company recorded direct acquisition costs of $1.5 million for the nine months ended August 1, 2015. In addition, for the three and nine months ended August 1, 2015, the Company recorded integration costs of $0.8 million and $1.7 million, respectively. These costs were expensed as incurred and are presented in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended August 1, 2015, as “Acquisition and integration costs.”
The results of operations for both acquisitions are included in the Company’s Condensed Consolidated Statements of Income from the respective dates of acquisition. The Company does not consider these acquisitions to be significant, individually or in the aggregate, to its results of operations or financial position. Therefore, the Company is not presenting pro-forma financial information of combined operations.
In connection with these acquisitions, the Company allocated the total purchase consideration to the net assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition dates. The Company determined the fair value of the intangible assets acquired primarily using the income approach and the market approach with the assistance of a valuation firm. Estimates and assumptions with respect to the determination of the fair value of the intangible assets acquired include, but are not limited to, forecasted revenues, discount rates, and comparable market transactions.

The following table summarizes the initial allocation of the total aggregate purchase price based on the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Assets acquired:
Cash	$161
Accounts receivable	154
Property and equipment, net	1,479
Identifiable intangible assets:
Core/developed technology	28,450
Customer relationships	22,030
Patents with broader applications	1,040
Trade name	500
Non-compete agreements	240
Total identifiable intangible assets	52,260
Goodwill (1)	49,396
Other assets	86
Total assets acquired	103,536
Liabilities assumed:
Deferred revenue	(3,603)
Deferred tax liabilities	(3,048)
Other accrued liabilities	(795)
Total liabilities assumed	(7,446)
Net assets acquired	$96,090

(1)
The goodwill recognized primarily represents potential synergies from combining operations of the acquired businesses and the Company, as well as intangible assets that do not qualify for separate recognition. The total amount of goodwill that is expected to be deductible for tax purposes is $38.1 million.

The allocation of the total aggregate purchase price reflects various preliminary estimates and analyses and is subject to change during the purchase price allocation period as additional information in relation to the fair values of the Company’s identifiable intangible assets and deferred tax liabilities becomes available. Additional information that existed as of the acquisition date may become known to the Company during the remainder of the acquisitions’ measurement periods. This period is not to exceed 12 months from the relevant acquisition date. Adjustments in the allocation of the purchase price may be retroactively applied to the period in which the respective acquisitions occurred. During the three months ended August 1, 2015, the Company recorded immaterial adjustments to the fair value of assets acquired and liabilities assumed in connection with these acquisitions.
In conjunction with the acquisitions, the Company granted restricted stock unit (“RSU”) awards and cash awards to transferring or continuing employees of the acquired businesses. These awards require the employees to continue providing services to the Company for the duration of the vesting or payout periods.
For certain employees, the Company granted RSUs with an aggregate fair value of $6.4 million at the grant date, with RSUs vesting approximately every six months for a total vesting period of approximately two years. The RSUs will be accounted for as stock-based compensation expense and reported, as applicable, within “Cost of revenues,” “Research and development,” “Sales and marketing,” and “General and administrative” on the Company’s Condensed Consolidated Statements of Income. For the three and nine months ended August 1, 2015, the Company recognized $0.9 million and $1.1 million, respectively, of stock-based compensation expense related to these RSU awards.
For certain other employees, the Company will pay a total aggregate amount of $10.3 million as cash awards for their services. The cash awards are paid out in annual installments over a total period of four years. The cash awards will be accounted for as employees’ compensation expense and reported within “Research and development” on the Company’s Condensed Consolidated Statements of Income. For the three and nine months ended August 1, 2015, the Company recognized $1.6 million and $2.0 million, respectively, of compensation expense related to these cash awards.

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
The net carrying amount of the network adapter business’ assets and liabilities at the time of the divestiture was $5.1 million, consisting primarily of associated goodwill of $4.1 million. The sale resulted in a gain of $4.9 million in the nine months ended August 2, 2014, which is presented in the Company’s Condensed Consolidated Statements of Income as “Gain on sale of network adapter business.”

4. Goodwill and Intangible Assets
The following table presents a summary of the net carrying value of the Company’s intangible assets (in thousands):

	August 1, 2015	November 1, 2014
Indefinite-lived intangible assets
Goodwill	$1,617,136	$1,567,723
In-process research and development (“IPR&D”) (1)	15,110	15,110
Finite-lived intangible assets
Total intangible assets subject to amortization (2), (3)	64,291	11,548
Total intangible assets	$1,696,537	$1,594,381

(1)
Acquired IPR&D is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. If the research and development effort associated with the IPR&D is successfully completed, then the IPR&D intangible asset will be amortized over its estimated useful life to be determined at the date the effort is completed. The development effort on the IPR&D intangible asset is expected to be completed by the first quarter of fiscal year 2016.

(2)	During the nine months ended August 1, 2015, the Company purchased a perpetual, non-exclusive license to certain patents for $7.8 million.

(3)
During the nine months ended August 1, 2015, the Company acquired $52.3 million of intangible assets related to the Company’s acquisition of two businesses. See Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements.

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
Based on the results of the annual IPR&D impairment analysis performed during the second fiscal quarter of 2015, the Company determined that no impairment needed to be recorded. As of August 1, 2015, no new events or circumstances had arisen since the annual IPR&D impairment analysis performed during the second quarter of fiscal year 2015 that indicated that the fair value of the IPR&D assets may be less than the current carrying amount.

The following table summarizes goodwill activity by reportable segment for the nine months ended August 1, 2015 (in thousands):

	SAN Products	Internet Protocol (“IP”) Networking Products	Global Services	Total
Balance at November 1, 2014
Goodwill	$176,346	$1,365,175	$155,416	$1,696,937
Accumulated impairment losses	—	(129,214)	—	(129,214)
	176,346	1,235,961	155,416	1,567,723
Acquisitions (1)	—	49,458	—	49,458
Purchase accounting adjustments during the nine months ended August 1, 2015	—	(62)	—	(62)
Tax and other adjustments during the nine months ended August 1, 2015 (2)	(20)	—	—	(20)
Translation adjustments during the nine months ended August 1, 2015	—	37	—	37
Balance at August 1, 2015
Goodwill	176,326	1,414,608	155,416	1,746,350
Accumulated impairment losses	—	(129,214)	—	(129,214)
	$176,326	$1,285,394	$155,416	$1,617,136

(1)
The goodwill acquired relates to the Company’s acquisition of two businesses, which is gross of the adjustments recorded during the purchase price allocation period. See Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements.

(2)	The goodwill adjustments during the nine months ended August 1, 2015, were primarily a result of tax benefits from the exercise of stock awards of acquired companies.
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
Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2015, the Company determined that no impairment needed to be recorded. As of August 1, 2015, no new events or circumstances had arisen since the annual goodwill impairment analysis performed during the second quarter of fiscal year 2015 that indicated that the fair values of the reporting units may be less than their current carrying amounts.

The Company acquired certain finite-lived intangible assets as part of its two acquisitions in March 2015 (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements). The acquired finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company did not incur costs to renew or extend the term of any acquired finite-lived intangible assets during the nine months ended August 1, 2015. The following table presents the fair values and weighted-average useful lives of the acquired finite-lived intangible assets (in thousands, except for weighted-average useful life):

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

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The Company did not incur costs to renew or extend the term of any recognized intangible assets during the nine months ended August 1, 2015. The following tables present details of the Company’s finite-lived intangible assets (in thousands, except for weighted-average remaining useful life):

August 1, 2015	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$1,090	$360	$730	4.50
Core/developed technology	40,530	7,007	33,523	3.70
Patent portfolio license (1)	7,750	570	7,180	17.99
Customer relationships	23,110	1,735	21,375	7.42
Non-compete agreements	1,050	584	466	1.42
Patents with broader applications	1,040	23	1,017	14.63
Total intangible assets	$74,570	$10,279	$64,291	6.70

November 1, 2014	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Trade name	$590	$227	$363	3.00
Core/developed technology	12,080	1,964	10,116	4.30
Customer relationships	1,080	427	653	3.01
Non-compete agreements	810	394	416	2.01
Total intangible assets	$14,560	$3,012	$11,548	4.10

(1)
The patent portfolio license was assigned an estimated useful life that reflects the Company’s consumption of the expected defensive benefits related to this license to certain patents. The method of amortization for the patent portfolio license reflects the Company’s estimate of the pattern in which these expected defensive benefits will be used by the Company and is primarily due to a mix of expiration patterns of the individual patents included in the license.

The following table presents the amortization of finite-lived intangible assets included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Cost of revenues	$2,548	$552	$5,043	$7,410
Research and development	889	131	1,654	10,145
General and administrative (1)	280	—	570	—
Total	$3,717	$683	$7,267	$17,555

(1)	The amortization is related to the $7.8 million of perpetual, non-exclusive license to certain patents purchased during the nine months ended August 1, 2015.
The following table presents the estimated future amortization of finite-lived intangible assets as of August 1, 2015 (in thousands):

Fiscal Year	Estimated Future Amortization
2015 (remaining three months)	$3,778
2016	14,774
2017	14,305
2018	9,785
2019	6,259
Thereafter	15,390
Total	$64,291

5. Balance Sheet Details
The following tables provide details of selected balance sheet items (in thousands):

	August 1, 2015	November 1, 2014
Inventories:
Raw materials	$14,473	$10,491
Finished goods	26,023	28,227
Inventories	$40,496	$38,718

	August 1, 2015	November 1, 2014
Property and equipment, net:
Gross property and equipment
Computer equipment	$14,537	$13,679
Software	66,275	62,919
Engineering and other equipment (1)	401,585	383,412
Furniture and fixtures (1)	30,711	29,053
Leasehold improvements	30,943	23,607
Land and building	385,451	384,659
Total gross property and equipment	929,502	897,329
Less: Accumulated depreciation and amortization (1), (2)	(489,159)	(451,896)
Property and equipment, net	$440,343	$445,433

(1)
Engineering and other equipment, furniture and fixtures, and accumulated depreciation and amortization include the following amounts under capital leases as of August 1, 2015, and November 1, 2014, respectively (in thousands):

	August 1, 2015	November 1, 2014
Cost	$11,925	$11,925
Accumulated depreciation	(8,591)	(7,209)
Property and equipment, net, under capital leases	$3,334	$4,716

(2)	The following table presents the depreciation of property and equipment included on the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Depreciation expense	$18,605	$19,761	$55,302	$62,815

6. Fair Value Measurements
The Company applies fair value measurements to both financial and non-financial assets and liabilities. The Company does not have any non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of August 1, 2015.
The fair value accounting guidance permits companies to elect fair value measurement for many financial instruments and certain other items that are not required to be accounted for at fair value. The Company did not elect to measure any eligible financial instruments or other assets at fair value as of August 1, 2015, and November 1, 2014.
Fair Value Hierarchy
The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
During the nine months ended August 1, 2015, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

Assets and liabilities measured and recorded at fair value on a recurring basis as of August 1, 2015, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of August 1, 2015	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,072,526	$1,072,526	$—	$—
Derivative assets	1,332	—	1,332	—
Total assets measured at fair value	$1,073,858	$1,072,526	$1,332	$—
Liabilities:
Derivative liabilities	$1,832	$—	$1,832	$—
Total liabilities measured at fair value	$1,832	$—	$1,832	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
Assets and liabilities measured and recorded at fair value on a recurring basis as of November 1, 2014, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of November 1, 2014	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,009,283	$1,009,283	$—	$—
Derivative assets	99	—	99	—
Total assets measured at fair value	$1,009,382	$1,009,283	$99	$—
Liabilities:
Derivative liabilities	$1,937	$—	$1,937	$—
Total liabilities measured at fair value	$1,937	$—	$1,937	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.

7. Restructuring and Other Related Costs
The following table provides details of the Company’s restructuring and other charges (in thousands):

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Goodwill impairment	$—	$—	$—	$83,382
Severance and benefits	—	—	—	(1,788)
Lease loss reserve and related costs (benefits)	—	131	(637)	7,457
Restructuring, goodwill impairment, and other related costs (benefits)	$—	$131	$(637)	$89,051

The following table provides a reconciliation of the Company’s beginning and ending restructuring liability balances (in thousands):

	Fiscal 2013 Fourth Quarter Restructuring Plan			Other Restructuring Plans
	Severance and Benefits	Contract Terminations and Other	Lease Loss Reserve and Related Costs	Lease Loss Reserve and Related Costs	Total
Restructuring liabilities at November 1, 2014	$171	$42	$3,949	$994	$5,156
Restructuring and other charges	—	—	(520)	(117)	(637)
Cash payments	—	(42)	(1,240)	(335)	(1,617)
Other adjustments, net	(27)	—	—	—	(27)
Translation adjustment	(34)	—	(200)	—	(234)
Restructuring liabilities at August 1, 2015	$110	$—	$1,989	$542	$2,641

Current restructuring liabilities at August 1, 2015	$110	$—	$742	$393	$1,245
Non-current restructuring liabilities at August 1, 2015	$—	$—	$1,247	$149	$1,396
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
General
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the restructuring liabilities balance if necessary. During the nine months ended August 1, 2015, the Company reversed approximately $0.6 million of charges related to estimated facilities lease losses primarily due to favorable changes in expected sublease terms and other related assumptions.
The restructuring and other related charges are included in “Restructuring, goodwill impairment, and other related costs (benefits)” on the Condensed Consolidated Statements of Income.

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			August 1, 2015		November 1, 2014
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Convertible Senior Unsecured Notes
2020 Convertible Notes	2020	1.375%	$575,000	4.98%	$—	—%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	300,000	4.83%
Senior Secured Notes:
2020 Notes	2015	6.875%	—	8.39%	300,000	7.26%
Capital lease obligations	2016	4.630%	440	4.63%	2,115	5.37%
Total long-term debt			875,440		602,115
Less:
Unamortized discount			83,378		4,839
Current portion of long-term debt			432		1,826
Long-term debt, net of current portion			$791,630		$595,450
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
The 2020 Convertible Notes bear interest payable semi-annually on January 1 and July 1 of each year, beginning on July 1, 2015. No payments were made toward the principal of the 2020 Convertible Notes during the nine months ended August 1, 2015.
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

August 1, 2015
Principal	$575,000
Less: Unamortized discount of the liability component	80,410
Net carrying amount of liability component	$494,590
Carrying amount of equity component	$74,495
As of August 1, 2015, the remaining period of amortization for the discount is 4.42 years. During the three months ended August 1, 2015, the amount of interest cost recognized for amortization of the discount and for the contractual interest coupon in relation to the 2020 Convertible Notes was $4.0 million and $2.0 million, respectively. During the nine months ended August 1, 2015, the amount of interest cost recognized for amortization of the discount and for the contractual interest coupon in relation to the 2020 Convertible Notes was $8.8 million and $4.3 million, respectively. No interest cost was recognized in relation to the 2020 Convertible Notes during the three and nine months ended August 2, 2014.
As of August 1, 2015, the fair value of the 2020 Convertible Notes was approximately $564.2 million, which was estimated based on broker trading prices.

The 2020 Convertible Notes mature on January 1, 2020, unless repurchased or converted in accordance with their terms prior to such date. The 2020 Convertible Notes are not callable prior to their maturity. The 2020 Convertible Notes are convertible, under the circumstances described below. The initial conversion rate is 62.7746 shares of common stock per $1,000 principal amount of the notes, which is equal to 36.1 million shares at an initial conversion price of approximately $15.93 per share.
The 2020 Convertible Notes contain provisions where the conversion rate is adjusted upon the occurrence of certain events, including if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. During the third fiscal quarter of 2015, the Board of Directors of the Company declared and paid a cash dividend in the amount of $0.045 per share. Accordingly, as of June 8, 2015, the conversion rate was adjusted to a rate of 62.8255 shares of common stock per $1,000 principal amount of the notes, which is equal to 36.1 million shares at a conversion price of approximately $15.92 per share. However, because the adjustment resulted in a change to the conversion rate of less than 1%, as is allowed by the terms of the indenture governing the 2020 Convertible Notes, the Company elected to defer the administration and noteholder notification of such adjustment until the occurrence of (i) a subsequent adjustment to the conversion rate that results in a cumulative adjustment of at least 1% of the current conversion rate, (ii) the conversion of any 2020 Convertible Note, or (iii) certain other events requiring the adjustment to be made under the indenture governing the 2020 Convertible Notes.
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
As of August 1, 2015, the circumstances for conversion had not been triggered, and the 2020 Convertible Notes were not convertible. The if-converted value of the 2020 Convertible Notes as of August 1, 2015, did not exceed the principal amount of the 2020 Convertible Notes.
If a fundamental change, as specified in the terms of the indenture governing the 2020 Convertible Notes, occurs prior to the maturity date, holders of the notes may require the Company to repurchase the 2020 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2020 Convertible Notes repurchased, plus accrued and unpaid interest, if any, up to the repurchase date. As of August 1, 2015, a fundamental change had not occurred and the 2020 Convertible Notes were not re-purchasable.
Convertible Note Hedge and Warrants Related to the Convertible Senior Unsecured Notes
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge transactions with certain financial institutions (the “counterparties”) with respect to its common stock. Upon conversion of the 2020 Convertible Notes, the convertible note hedge transactions give the Company the right to acquire from the counterparties, subject to anti-dilution adjustments substantially similar to those in the 2020 Convertible Notes, initially approximately 36.1 million shares of common stock at an initial strike price of $15.93 per share. Because a dividend in an amount greater than $0.035 per share was declared and paid effective in the third fiscal quarter of 2015, the strike price under the convertible note hedge transactions was adjusted to approximately $15.92 per share. The convertible note hedge transactions are expected generally to reduce the potential common stock dilution, and/or offset potential cash payments in excess of the principal amount of converted notes, upon conversion of the notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions. The convertible note hedge transactions will be terminated on the maturity date of the 2020 Convertible Notes or earlier under certain circumstances. The $86.1 million cost of the convertible note hedge transactions has been accounted for as an equity transaction.

Separately from the convertible note hedge transactions, the Company entered into warrant transactions with the counterparties, pursuant to which the Company sold warrants to the counterparties to acquire, subject to customary anti-dilution adjustments, up to 36.1 million shares in the aggregate at an initial strike price of $20.65 per share. The primary reason the Company entered into these warrant transactions was to partially offset the cost of the convertible note hedge transactions. The warrants mature over 60 trading days, commencing on April 1, 2020, and are exercisable solely on the maturity dates. The warrants are subject to net share settlement; however, the Company may elect to cash settle the warrants. The Company received gross proceeds of $51.2 million from the warrant transactions, which have been accounted for as an equity transaction.
Under the terms of the warrants, the strike price and number of shares to be acquired by the holders of the warrants are adjusted if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. Accordingly, the terms of the warrants were adjusted to reflect the payment of a cash dividend in the amount of $0.045 per share during the third fiscal quarter of 2015, and, as of June 8, 2015, the holders of the warrants have the right to acquire up to approximately 36.1 million shares of the Company’s common stock at a strike price of approximately $20.63 per share.
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
The 2023 Notes bear interest payable semi-annually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the nine months ended August 1, 2015.
As of August 1, 2015, and November 1, 2014, the fair value of the 2023 Notes was approximately $299.3 million and $292.4 million, respectively, which was estimated based on broker trading prices.
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
In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs accounting, the Company expensed the Call Premium, remaining debt issuance costs, and remaining original issue discount relating to the 2020 Notes in the first quarter of fiscal year 2015, which totaled $20.4 million. The Company reported this expense within “Interest expense” on the Condensed Consolidated Statements of Income for the nine months ended August 1, 2015.
As of November 1, 2014, the fair value of the 2020 Notes was approximately $312.5 million, which was estimated based on broker trading prices.
Senior Secured Credit Facility
In October 2008, the Company entered into a credit agreement for (i) a five-year, $1,100.0 million term loan facility and (ii) a five-year, $125.0 million revolving credit facility, which includes a $25.0 million swing line loan sub-facility and a $25.0 million letter of credit sub-facility (“Senior Secured Credit Facility”). The credit agreement was subsequently amended in January 2010, June 2011, January 2013, October 2013, and April 2014, to, among other things, remove and update certain covenants, reduce interest rates on the term loan facility, reduce interest rates and fees on the revolving credit facility, and extend the maturity date of the revolving credit facility to January 7, 2015. There were no principal amounts or commitments outstanding under the term loan facility and the revolving credit facility as of either August 1, 2015, or November 1, 2014.
On January 9, 2015, the Company terminated the Senior Secured Credit Facility.
Debt Maturities
As of August 1, 2015, the Company’s aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2015 (remaining three months)	$149
2016	291
2017	—
2018	—
2019	—
Thereafter	875,000
Total	$875,440

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended August 1, 2015, and August 2, 2014, respectively (in thousands):

	Accrued Warranty
	Nine Months Ended
	August 1, 2015	August 2, 2014
Beginning balance	$7,486	$8,632
Liabilities accrued for warranties issued during the period	3,059	3,498
Warranty claims paid and used during the period	(3,221)	(4,063)
Changes in liability for pre-existing warranties during the period	(125)	(368)
Ending balance	$7,199	$7,699
In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s products, alone or potentially in combination with others, infringing upon any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of August 1, 2015, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
Manufacturing and Purchase Commitments
Brocade has manufacturing arrangements with its CMs under which Brocade provides product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. Brocade issues purchase orders, and the CMs then generate invoices based on prices and payment terms mutually agreed upon and set forth in those purchase orders. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs. In addition, Brocade has an arrangement with one of its CMs on the level of factory capacity that can be used by the Company. Under this arrangement, the Company receives a credit for exceeding the planned factory capacity and, conversely, is required to pay additional fees for not meeting the plan.
As of August 1, 2015, the Company’s aggregate commitment to its CMs for inventory components used in the manufacture of Brocade products was $207.2 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $1.7 million, which is reported within “Other accrued liabilities” on the Condensed Consolidated Balance Sheet as of August 1, 2015. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to utilize in normal ongoing operations.
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

10. Derivative Instruments and Hedging Activities
In the normal course of business, the Company is exposed to fluctuations in interest rates and the exchange rates associated with foreign currencies. The Company’s primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk. The Company currently does not manage its exposure to credit risk by entering into derivative instruments. However, the Company manages its exposure to credit risk through its investment policies. As part of these investment policies, the Company generally enters into transactions with high-credit quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty based on its analysis of that counterparty’s relative credit standing.
The amounts subject to credit risk related to derivative instruments are generally limited to the amounts, if any, by which a counterparty’s obligations exceed the Company’s obligations with that counterparty.
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the three and nine months ended August 1, 2015, and August 2, 2014, were the British pound, the euro, the Indian rupee, the Chinese yuan, the Singapore dollar, the Japanese yen, and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements.
The Company utilizes a rolling hedge strategy for the majority of its foreign currency derivative instruments with cash flow hedge accounting designation that hedges exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. The Company’s foreign currency risk management program includes foreign currency derivatives with a cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than 15 months. For these derivatives, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive income was not significant for the three and nine months ended August 1, 2015, and August 2, 2014.
Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income, net.” The amount recorded on ineffective cash flow hedges was not significant for the three and nine months ended August 1, 2015, and August 2, 2014, respectively.
Net gains (losses) relating to the effective portion of foreign currency derivatives recorded in the Condensed Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Cost of revenues	$(141)	$53	$(605)	$173
Research and development	(206)	(80)	(273)	(665)
Sales and marketing	(542)	236	(1,866)	657
General and administrative	(52)	37	(135)	75
Total	$(941)	$246	$(2,879)	$240
Alternatively, the Company may choose not to hedge the foreign currency risk associated with its foreign currency exposures if the Company believes such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge.
The net foreign currency exchange gains and losses recorded as part of “Interest and other income, net” were gains of $0.3 million and losses of $0.6 million for the three and nine months ended August 1, 2015, respectively, and losses of $0.2 million and $0.3 million for the three and nine months ended August 2, 2014, respectively.
As of August 1, 2015, the Company had gross unrealized loss positions of $1.7 million and $0.1 million included in “Other accrued liabilities” and “Other non-current liabilities,” respectively, and gross unrealized gain positions of $0.9 million and $0.4 million included in “Prepaid expenses and other current assets” and “Other assets,” respectively.

Volume of Derivative Activity
Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In U.S. dollars	As of August 1, 2015	As of November 1, 2014	As of August 1, 2015	As of November 1, 2014
British pound	$56,916	$11,168	$3,638	$14,891
Euro	52,429	14,404	4,206	19,200
Indian rupee	41,192	19,413	—	—
Chinese yuan	18,240	10,406	—	—
Singapore dollar	16,193	9,242	—	—
Swiss franc	11,338	7,468	—	—
Japanese yen	10,585	8,856	—	—
Total	$206,893	$80,957	$7,844	$34,091

11. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, was included in the following line items of the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Cost of revenues	$3,955	$4,121	$9,757	$10,738
Research and development	5,226	4,350	13,239	13,107
Sales and marketing	10,601	7,592	27,651	22,819
General and administrative	4,655	5,511	13,947	14,550
Total stock-based compensation	$24,437	$21,574	$64,594	$61,214

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Stock options	$973	$1,072	$2,865	$3,602
RSUs, including stock units with market conditions	18,941	13,970	48,192	45,957
Employee stock purchase plan (“ESPP”)	4,523	6,532	13,537	11,655
Total stock-based compensation	$24,437	$21,574	$64,594	$61,214
The following table presents the unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of August 1, 2015, which is expected to be recognized over the following weighted-average periods (in thousands, except for the weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$973	1.21
RSUs, including stock units with market conditions	$28,160	1.90
ESPP	$10,244	0.98

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
There was no significant impact related to the change in the estimated forfeiture rates during the three months ended May 3, 2014.
The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended
	August 1, 2015		August 2, 2014
	Granted (in thousands)	Weighted-Average Grant Date Fair Value	Granted (in thousands)	Weighted-Average Grant Date Fair Value
Stock options	1,117	$3.09	1,770	$3.16
RSUs, including stock units with market conditions	10,251	$11.53	10,419	$9.81
The total intrinsic value of stock options exercised for the nine months ended August 1, 2015, and August 2, 2014, was $2.9 million and $22.3 million, respectively.

12. Stockholders’ Equity
Dividends
During the nine months ended August 1, 2015, the Company’s Board of Directors declared the following dividends (in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount Paid	Payment Date
November 23, 2014	$0.035	December 10, 2014	$15,106	January 2, 2015
February 16, 2015	$0.035	March 10, 2015	$14,748	April 2, 2015
May 20, 2015	$0.045	June 10, 2015	$18,965	July 2, 2015
Future dividends are subject to review and approval on a quarterly basis by the Company’s Board of Directors or a committee thereof.
Convertible Note Hedge and Warrants Related to the Convertible Senior Unsecured Notes
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge and warrant transactions with certain financial institutions with respect to its common stock. See Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements for further discussion.

Accumulated Other Comprehensive Loss
The components of other comprehensive income (loss) and related tax effects for the three months ended August 1, 2015, and August 2, 2014, are as follows (in thousands):

	Three Months Ended
	August 1, 2015			August 2, 2014
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$(361)	$(53)	$(414)	$(203)	$48	$(155)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	941	(110)	831	(246)	28	(218)
Net unrealized gains (losses) on cash flow hedges	580	(163)	417	(449)	76	(373)
Foreign currency translation adjustments	(492)	—	(492)	(191)	—	(191)
Total other comprehensive income (loss)	$88	$(163)	$(75)	$(640)	$76	$(564)
The components of other comprehensive income (loss) and related tax effects for the nine months ended August 1, 2015, and August 2, 2014, are as follows (in thousands):

	Nine Months Ended
	August 1, 2015			August 2, 2014
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$(2,558)	$226	$(2,332)	$23	$(9)	$14
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	2,879	(335)	2,544	(240)	23	(217)
Net unrealized gains (losses) on cash flow hedges	321	(109)	212	(217)	14	(203)
Foreign currency translation adjustments	(5,781)	—	(5,781)	284	—	284
Total other comprehensive income (loss)	$(5,460)	$(109)	$(5,569)	$67	$14	$81

(1)
For Condensed Consolidated Statements of Income classification of amounts reclassified from accumulated other comprehensive loss, see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements.

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended August 1, 2015, and August 2, 2014, are as follows (in thousands):

	Nine Months Ended
	August 1, 2015			August 2, 2014
	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Beginning balance	$(1,907)	$(16,907)	$(18,814)	$267	$(13,711)	$(13,444)
Change in unrealized gains and losses	(2,332)	(5,781)	(8,113)	14	284	298
Net gains and losses reclassified into earnings	2,544	—	2,544	(217)	—	(217)
Net current-period other comprehensive income (loss)	212	(5,781)	(5,569)	(203)	284	81
Ending balance	$(1,695)	$(22,688)	$(24,383)	$64	$(13,427)	$(13,363)

13. Income Taxes
The Company’s effective tax rate differs from tax computed at the U.S. federal statutory tax rate of 35% due to state taxes, the effect of non-U.S. operations, nondeductible stock-based compensation expense, tax credits, and adjustments to unrecognized tax benefits.
The lower effective tax rates for the three and nine months ended August 1, 2015, compared with the three and nine months ended August 2, 2014, respectively, were primarily due to the benefit from a domestic manufacturing deduction recognized in the three months ended August 1, 2015, and the goodwill impairment charge of $83.4 million recorded in the nine months ended August 2, 2014, which is nondeductible for tax purposes.
The effective tax rates for the three and nine months ended August 1, 2015, were lower than the federal statutory tax rate of 35% primarily due to the benefit from the domestic manufacturing deduction, a discrete benefit from the federal research and development tax credit that was reinstated in December 2014, and made retroactive for calendar year 2014, and the effects of earnings in foreign jurisdictions being taxed at rates lower than the U.S. federal statutory tax rate.
The Company’s total gross unrecognized tax benefits, excluding interest and penalties, were $117.2 million as of August 1, 2015. If the total gross unrecognized tax benefits as of August 1, 2015, were recognized in the future, approximately $80.3 million would decrease the Company’s effective tax rate.
The IRS and other tax authorities regularly examine the Company’s income tax returns. In October 2014, the IRS issued a Revenue Agent’s Report related to its field examination of the Company’s federal income tax returns for fiscal years 2009 and 2010. The IRS is contesting the Company’s transfer pricing with its foreign subsidiaries. In November 2014, the Company filed a protest to challenge the proposed adjustment, and in March 2015, the issue was moved to the Office of Appeals. In addition, in October 2014, the Geneva Tax Administration issued its final assessments for fiscal years 2003 to 2012, disputing certain of the Company’s transfer pricing arrangements. In November 2014, the Company filed a protest to challenge the final assessments. The Company believes that reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. Before the end of fiscal year 2015, it is reasonably possible that either certain audits will conclude or the statute of limitations relating to certain income tax examination periods will expire, or both. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments, and the impact of such settlements on the uncertainty in income taxes, the Company estimates the range of potential decreases in underlying uncertainty in income taxes is between $0 million and $4 million in the next 12 months.

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
At this time, the Company does not track its operating expenses by operating segments because management does not consider this information in its measurement of the performance of the operating segments. The Company also does not track all of its assets by operating segments. The majority of the Company’s assets as of August 1, 2015, were attributable to its U.S. operations.

Summarized financial information by reportable segment for the three and nine months ended August 1, 2015, and August 2, 2014, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended August 1, 2015
Net revenues	$309,451	$153,749	$88,619	$551,819
Cost of revenues	73,657	70,586	35,672	179,915
Gross margin	$235,794	$83,163	$52,947	$371,904
Three months ended August 2, 2014
Net revenues	$325,238	$132,559	$87,667	$545,464
Cost of revenues	83,938	61,580	38,233	183,751
Gross margin	$241,300	$70,979	$49,434	$361,713
Nine months ended August 1, 2015
Net revenues	$976,362	$431,319	$266,952	$1,674,633
Cost of revenues	233,150	198,631	109,056	540,837
Gross margin	$743,212	$232,688	$157,896	$1,133,796
Nine months ended August 2, 2014
Net revenues	$1,001,858	$373,424	$271,627	$1,646,909
Cost of revenues	261,393	180,023	116,818	558,234
Gross margin	$740,465	$193,401	$154,809	$1,088,675

15. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Basic net income per share
Net income	$91,667	$87,352	$255,974	$154,552
Weighted-average shares used in computing basic net income per share	417,299	432,448	422,184	436,396
Basic net income per share	$0.22	$0.20	$0.61	$0.35
Diluted net income per share
Net income	$91,667	$87,352	$255,974	$154,552
Weighted-average shares used in computing basic net income per share	417,299	432,448	422,184	436,396
Dilutive potential common shares in the form of stock options	1,772	1,616	1,777	2,162
Dilutive potential common shares in the form of other share-based awards	8,447	7,725	9,342	10,038
Weighted-average shares used in computing diluted net income per share	427,518	441,789	433,303	448,596
Diluted net income per share	$0.21	$0.20	$0.59	$0.34
Antidilutive potential common shares in the form of: (1)
Warrants issued in conjunction with the 2020 Convertible Notes (2)	36,125	—	26,453	—
Stock options	1,109	1,651	934	2,050
Other share-based awards	100	1,331	33	1,119

(1)	These amounts are excluded from the computation of diluted net income per share.

(2)
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge and warrant transactions as described in Note 8, “Borrowings.” The 2020 Convertible Notes have no impact on diluted earnings per share until the average quarterly price of the Company’s common stock exceeds the adjusted conversion price of $15.92 per share. If the common stock price exceeds this adjusted conversion price, prior to conversion, the Company will calculate the effect of the additional shares that may be issued using the treasury stock method. If the average price of the Company’s common stock exceeds $20.63 per share for a quarterly period, the Company’s weighted-average shares used in computing diluted net income per share will be impacted by the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The convertible note hedge is not considered for purposes of the diluted earnings per share calculation, as its effect would be antidilutive.

16. Guarantor and Non-Guarantor Subsidiaries
On January 20, 2010, the Company issued $300.0 million in aggregate principal amount of the 6.625% senior secured notes due 2018 (the “2018 Notes”) and $300.0 million in aggregate principal amount of the 2020 Notes (together with the 2018 Notes, the “Senior Secured Notes”) pursuant to separate indentures between the Company, certain domestic subsidiaries of the Company, and Wells Fargo Bank, National Association, as the trustee (the “2020 Indenture” and “2018 Indenture,” respectively). In addition, on January 22, 2013, the Company issued $300.0 million in aggregate principal amount of the 2023 Notes. The Company’s obligations under the Senior Secured Notes and the 2023 Notes were previously guaranteed by certain of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). Each of the Subsidiary Guarantors was 100% owned by the Company and all guarantees were joint and several. Neither the Senior Secured Notes nor the 2023 Notes were guaranteed by certain of the Company’s domestic subsidiaries or any of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”).
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

Overview
We are a leading supplier of networking hardware and software for businesses and organizations of various types and sizes. Our end customers include global enterprises and organizations that use our products and services as part of their communications infrastructure, and service providers such as telecommunication firms, cable operators, and mobile carriers who use our products and services as part of their production operations. Our products and services are marketed, sold, and supported worldwide to end-user customers through distribution partners, including original equipment manufacturers (“OEMs”), distributors, systems integrators, and value-added resellers, as well as directly to end users by our sales force. Our business model is focused on two key markets: Storage Area Networking (“SAN”), where we offer our Fibre Channel (“FC”) SAN products, including directors, fixed-configuration and embedded switches; and Internet Protocol (“IP”) Networking, where we offer our IP routers, Ethernet switches, network security, analytics and monitoring, as well as products used to manage application delivery. Our IP products are available in modular and fixed hardware-based form factors, as well as in software, and can be deployed in both traditional network designs and full-featured Ethernet fabrics. We also provide product-related customer support and services in both our SAN business and IP Networking business. Many of our products have been designed to enable customers to deploy next-generation data center architectures and technologies, which the networking industry refers to as the New IP.
We expect growth opportunities in the SAN market over time to include key customer information technology (“IT”) initiatives, such as server virtualization, enterprise mobility, data center consolidation, cloud computing initiatives, and migration to higher-performance technologies, such as solid state storage. Our IP Networking business strategies are intended to increase new customer accounts and expand our currently low market share through product innovations, such as our Ethernet fabric switches and virtualized software networking products (also known as software-defined networking (“SDN”), Network Functions Virtualization (“NFV”), and Network Visibility and Analytics (“NVA”)), and the development and expansion of our routes to market. The success of our Ethernet fabrics, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures, and our future success in this area would be negatively impacted if this technological transition does not occur at the anticipated rate or at all. While our software networking product revenues have not been material to date, there is customer interest in software networking products, and we believe that customers prefer to buy networking products from suppliers that offer a portfolio of solutions that address their current and future needs. We plan to continue to support our SAN and IP Networking growth plans by continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging New IP technologies (such as SDN, NFV, and NVA), new product introductions, acquisitions, and enhancing our existing partnerships and forming new ones through our various distribution channels.
In fiscal years 2013 and 2014, we made certain changes in our strategic direction by focusing on key technology segments for the data center, such as our SAN fabrics, Ethernet fabrics, and software networking solutions. As part of this change in focus, we reduced our cost of revenues and other operating expenses by focusing on the optimization of discretionary spending and rebalancing personnel resources.
In the second quarter of fiscal year 2014, we made a strategic decision to reduce our investment in our hardware-based application delivery controller product line and to increase investment in our software-based application delivery controller product line.
We continue to face multiple challenges, including aggressive price discounting from competitors, new product introductions from competitors, and rapid adoption of new technologies by customers. We also continue to be affected by worldwide macroeconomic conditions, and face the possibility that these conditions could deteriorate and create a more cautious capital spending environment in the IT sector. In addition, U.S. federal customers are important to us, and spending by the U.S. government can be variable and difficult to predict. We are also cautious about the stability and health of certain international markets and current global and country-specific dynamics, such as the drop in the value of the euro and the Chinese yuan versus the U.S. dollar, slowing economic growth in China, and geopolitical uncertainty in Russia. These factors may impact our business and those of our partners. Our diversified portfolio of products helps mitigate the effect of some of these challenges, and we expect IT spending levels to generally rise in the long term. However, it is difficult for us to offset the effects of short-term reductions in IT spending, which may adversely affect our financial results and stock price.
We expect our SAN and IP Networking revenues to fluctuate depending on the demand for our existing and future products and sales support for our products from our distribution and resale partners, as well as the timing of product transitions by our OEM partners. The average selling prices per port for our SAN and IP Networking products have typically declined over time, unless impacted favorably by a new product introduction or mix, and will likely decline in the future.
In January 2015, we issued $575.0 million of 1.375% convertible senior unsecured notes due 2020 (the “2020 Convertible Notes”), allowing us to redeem the outstanding 6.875% senior secured notes due 2020 (the “2020 Notes”) in February 2015. These transactions are described further below in “Liquidity and Capital Resources.”

We continue to expand our software networking capabilities through technology innovation and strategic acquisitions. In March 2015, we completed two acquisitions, which complement our solutions for the New IP. The acquired virtual application delivery controller (“vADC”) software expands our NFV portfolio and targets service providers and enterprise accounts. The acquired virtual evolved packet core software primarily targets emerging mobile applications and services, including advanced mobile virtual network operators and enterprise mobile services, like mobile virtual private networks. In addition, in April 2015, we launched a portfolio of IP storage tools designed specifically to support IP storage deployments.
Our plans for our operating cash flows are to provide liquidity for operations, capital investments, and other strategic initiatives, including investments and acquisitions, to strengthen our networking portfolios, and to return capital to stockholders in the form of stock repurchases and cash dividends. In September 2013, we announced our intent to return at least 60% of our adjusted free cash flow to stockholders in the form of share repurchases or dividends. We define adjusted free cash flow as operating cash flow, adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditures. In the third quarter of fiscal year 2015, our Board of Directors declared and paid a quarterly cash dividend of $0.045 per share of our common stock for a total of $19.0 million. On August 18, 2015, our Board of Directors declared a quarterly cash dividend of $0.045 per share of our common stock to be paid on October 2, 2015, to stockholders of record as of the close of market on September 10, 2015. Future dividend payments are subject to review and approval on a quarterly basis by our Board of Directors or a committee thereof.

Overview of Financial Results
The following table provides an overview of some of our financial results (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Total net revenues	$551,819	$545,464	$1,674,633	$1,646,909
Gross margin	$371,904	$361,713	$1,133,796	$1,088,675
Gross margin, as a percentage of total net revenues	67.4%	66.3%	67.7%	66.1%
Income from operations	$119,849	$117,897	$373,459	$259,582
Operating income, as a percentage of total net revenues	21.7%	21.6%	22.3%	15.8%
Net income	$91,667	$87,352	$255,974	$154,552

Results of Operations
Our results of operations for the three and nine months ended August 1, 2015, and August 2, 2014, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each reportable segment, which is indicated as a percentage of the respective reportable segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products, and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	August 1, 2015		August 2, 2014
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
SAN Products	$309,451	56.1%	$325,238	59.6%	$(15,787)	(4.9)%
IP Networking Products	153,749	27.9%	132,559	24.3%	21,190	16.0%
Global Services	88,619	16.0%	87,667	16.1%	952	1.1%
Total net revenues	$551,819	100.0%	$545,464	100.0%	$6,355	1.2%

	Nine Months Ended
	August 1, 2015		August 2, 2014
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
SAN Products	$976,362	58.3%	$1,001,858	60.8%	$(25,496)	(2.5)%
IP Networking Products	431,319	25.8%	373,424	22.7%	57,895	15.5%
Global Services	266,952	15.9%	271,627	16.5%	(4,675)	(1.7)%
Total net revenues	$1,674,633	100.0%	$1,646,909	100.0%	$27,724	1.7%
The increase in total net revenues for the three months ended August 1, 2015, compared with the three months ended August 2, 2014, reflects higher sales for our IP Networking products and Global Services offerings, partially offset by lower sales for our SAN products, as further described below.

•
The decrease in SAN product revenues was caused by a decrease in embedded and fixed-configuration switch product revenues primarily as a result of softer storage demand and continued operational issues at certain OEM partners. This decrease was partially offset by an increase in director product revenues primarily due to greater demand from certain OEM partners. The number of ports shipped decreased by 10.2% during the three months ended August 1, 2015, due to the decrease in embedded and fixed-configuration switch sales, the effect of which was partially offset by a 6.0% increase in the average selling price per port during the same period due to a shift in product mix towards more feature-rich director products;

•
The increase in IP Networking product revenues primarily reflects higher revenues from our data center routing, data center switching, and campus products, as well as higher software networking revenues. Data center routing product revenues increased primarily due to strong demand from large network carrier customers for our newest MLXe modules that we began shipping in the fourth quarter of fiscal year 2014 and increased sales to U.S. federal customers. Data center switching product revenues increased as a result of strong fixed and modular Brocade VDX sales into data center deployments. Campus product revenues increased due in part to increased orders from U.S. public sector customers. Software networking revenues increased due to the vADC software product line acquired in March 2015, and increased usage of our virtual routers by cloud service providers. Data center revenues from IP Networking products accounted for 52.4% and 54.7% of total IP Networking product revenues for the three months ended August 1, 2015, and the three months ended August 2, 2014, respectively; and

•
The increase in Global Services revenues was primarily attributable to an increase in renewal support contracts for our IP networking products, partially offset by a decrease in new and renewal SAN support contracts with certain OEMs.

The increase in total net revenues for the nine months ended August 1, 2015, compared with the nine months ended August 2, 2014, reflects higher sales for our IP Networking products, partially offset by lower sales for our SAN products and Global Services offerings, as further described below.

•
The decrease in SAN product revenues was caused by a decrease in embedded and fixed-configuration switch product revenues, partially offset by an increase in director product revenues, due to softer storage demand, operational issues at certain OEM partners, and a change in our customers’ buying patterns. The number of ports shipped decreased by 9.2% during the nine months ended August 1, 2015, due to the decrease in embedded switch sales, the effect of which was partially offset by a 7.3% increase in the average selling price per port during the same period due to a shift in product mix towards more feature-rich director products;

•
The increase in IP Networking product revenues primarily reflects higher revenues from our data center routing and switching products, as well as higher software networking revenues, partially offset by a decrease in revenues as a result of the previously announced changes in our Brocade ADX and wireless business strategies, and the divestiture of our network adapter business (converged network adapters) in January 2014. Data center routing product revenues increased primarily due to strong demand from large network carrier customers for our newest MLXe modules that we began shipping in the fourth quarter of fiscal year 2014 and increased sales to U.S. federal customers. Data center switching product revenues increased as a result of strong fixed and modular Brocade VDX sales into data center deployments. Software networking revenues increased due to the vADC software product line acquired in March 2015, and increased usage of our virtual routers by cloud service providers. Data center revenues from IP Networking products accounted for 56.0% and 56.6% of total IP Networking product revenues for the nine months ended August 1, 2015, and the nine months ended August 2, 2014, respectively; and

•
The decrease in Global Services revenues was primarily attributable to one less fiscal week of amortized support revenue in the second quarter of fiscal year 2015 compared with the second quarter of fiscal year 2014, which was a 14-week fiscal quarter, and a decrease in new and renewal support contracts with certain OEMs for our SAN products. This decrease was partially offset by an increase in new and renewal support contracts with large network carrier customers for our IP networking products.

Our total net revenues by geographic area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	August 1, 2015		August 2, 2014
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
United States	$317,183	57.5%	$304,313	55.8%	$12,870	4.2%
Europe, the Middle East and Africa (1)	142,050	25.7%	154,141	28.3%	(12,091)	(7.8)%
Asia Pacific	56,160	10.2%	43,229	7.9%	12,931	29.9%
Japan	22,065	4.0%	23,649	4.3%	(1,584)	(6.7)%
Canada, Central and South America	14,361	2.6%	20,132	3.7%	(5,771)	(28.7)%
Total net revenues	$551,819	100.0%	$545,464	100.0%	$6,355	1.2%

(1)	Includes net revenues of $91.5 million and $97.4 million for the three months ended August 1, 2015, and the three months ended August 2, 2014, respectively, relating to the Netherlands.

	Nine Months Ended
	August 1, 2015		August 2, 2014
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
United States	$954,751	57.0%	$942,444	57.2%	$12,307	1.3%
Europe, the Middle East and Africa (2)	447,199	26.7%	453,972	27.6%	(6,773)	(1.5)%
Asia Pacific	163,861	9.8%	135,687	8.3%	28,174	20.8%
Japan	67,768	4.0%	69,728	4.2%	(1,960)	(2.8)%
Canada, Central and South America	41,054	2.5%	45,078	2.7%	(4,024)	(8.9)%
Total net revenues	$1,674,633	100.0%	$1,646,909	100.0%	$27,724	1.7%

(2)	Includes net revenues of $295.6 million and $290.3 million for the nine months ended August 1, 2015, and the nine months ended August 2, 2014, respectively, relating to the Netherlands.

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
International revenues for the three months ended August 1, 2015, decreased to 42.5% as a percentage of total net revenues compared with the 44.2% for the three months ended August 2, 2014, primarily due to a shift in customer mix for our SAN products. International revenues for the nine months ended August 1, 2015, as a percentage of total net revenues was flat compared with the nine months ended August 2, 2014.
A significant portion of our revenues are concentrated among a relatively small number of OEM customers. For the three months ended August 1, 2015, three customers individually accounted for 16%, 15%, and 12% of our total net revenues for a combined total of 43% of total net revenues. For the three months ended August 2, 2014, three customers individually accounted for 21%, 16%, and 11% of our total net revenues for a combined total of 48% of total net revenues. For the nine months ended August 1, 2015, three customers individually accounted for 17%, 13%, and 11% of our total net revenues for a combined total of 41% of total net revenues. For the nine months ended August 2, 2014, three customers individually accounted for 19%, 17%, and 12% of our total net revenues for a combined total of 48% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.
Gross margin. Gross margin as stated below is indicated as a percentage of the respective reportable segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	August 1, 2015		August 2, 2014
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/(Decrease)	% Points Change
SAN Products	$235,794	76.2%	$241,300	74.2%	$(5,506)	2.0%
IP Networking Products	83,163	54.1%	70,979	53.5%	12,184	0.6%
Global Services	52,947	59.7%	49,434	56.4%	3,513	3.3%
Total gross margin	$371,904	67.4%	$361,713	66.3%	$10,191	1.1%

	Nine Months Ended
	August 1, 2015		August 2, 2014
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase	% Points Change
SAN Products	$743,212	76.1%	$740,465	73.9%	$2,747	2.2%
IP Networking Products	232,688	53.9%	193,401	51.8%	39,287	2.1%
Global Services	157,896	59.1%	154,809	57.0%	3,087	2.1%
Total gross margin	$1,133,796	67.7%	$1,088,675	66.1%	$45,121	1.6%
The gross margin percentage for each reportable segment increased for the three months ended August 1, 2015, compared with the three months ended August 2, 2014, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased 0.9% mainly due to a more favorable mix of SAN products as the mix shifted towards director products, which carry a higher product margin than embedded switch products, and decreased discounting on products sold in the three months ended August 1, 2015. SAN gross margins also increased 0.7% relative to net revenues due to lower manufacturing overhead spending, including variable incentive compensation, in the three months ended August 1, 2015;

•
IP Networking gross margins relative to net revenues increased 0.7% mainly due to a more favorable mix of IP Networking products as the mix shifted towards data center routing and software networking products, which carry a higher product margin than switching products. IP Networking gross margins also increased 1.0% relative to net revenues due to lower manufacturing overhead spending, including variable incentive compensation, and lower scrap and manufacturing expenses in the three months ended August 1, 2015. The increases in IP Networking gross margins were partially offset by an increase in amortization of IP Networking-related intangible assets that were acquired in March 2015; and

•	Global Services gross margins relative to net revenues increased primarily as a result of lower support and services spending, including variable incentive compensation.
The gross margin percentage for each reportable segment increased for the nine months ended August 1, 2015, compared with the nine months ended August 2, 2014, primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased 0.9% primarily from product cost reductions, as well as a more favorable mix of SAN products as the mix shifted towards director products, which carry a higher product margin than embedded switch products. In addition, SAN gross margins increased 0.2% relative to net revenues due to a one-time benefit resulting from the favorable use of manufacturing factory capacity, as well as lower excess and obsolete inventory charges during the nine months ended August 1, 2015. SAN gross margins also increased 0.6% relative to net revenues due to one less fiscal week of payroll expense and lower manufacturing overhead spending, including variable incentive compensation, in the nine months ended August 1, 2015;

•
IP Networking gross margins relative to net revenues increased 0.8% due to a decrease in amortization of IP Networking-related intangible assets, as most of these assets were acquired as part of the acquisition of Foundry Networks, LLC (“Foundry”) and were fully amortized during the first quarter of fiscal year 2014. In addition, IP Networking gross margins increased 1.3% relative to net revenues primarily due to lower excess and obsolete inventory charges and favorable supplier pricing. IP Networking gross margins also increased 0.6% relative to net revenues due to one less fiscal week of payroll expense, lower manufacturing overhead spending, including variable incentive compensation, and lower factory set-up expenses in the nine months ended August 1, 2015. The increases in IP Networking gross margins were partially offset by a 0.4% decrease relative to net revenues due to a bad debt reserve recorded in the three months ended May 2, 2015, related to a collection issue with a specific customer; and

•
Global Services gross margins relative to net revenues increased primarily due to lower variable incentive compensation, partially offset by higher salaries and other compensation due to increased headcount to support our installed customer base.

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
R&D expenses are summarized as follows (in thousands, except percentages):

	August 1, 2015		August 2, 2014
R&D expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$85,072	15.4%	$84,152	15.4%	$920	1.1%
Nine months ended	$262,173	15.7%	$261,862	15.9%	$311	0.1%

R&D expenses increased for the three months ended August 1, 2015, compared with the three months ended August 2, 2014, due to the following (in thousands):

Increase/(Decrease)
Stock-based compensation expense	$876
Facility expense	697
Equipment expense	599
The increase in R&D expenses was partially offset by decreases in:
Outside services expense	(991)
Various individually insignificant items	(261)
Total change	$920
Stock-based compensation expense increased primarily due to higher grant date per-unit fair values of restricted stock units granted to employees in recent quarters. Facility expense increased primarily due to increased rent due to the headcount growth related to our software business in the United Kingdom, and headcount growth related to the opening of our new development center in India in April 2015. Equipment expense increased primarily due to purchases of certain test equipment. Outside services expense decreased primarily due to lower engineering consulting fees and lower expense for various country and federal certifications.
R&D expenses increased for the nine months ended August 1, 2015, compared with the nine months ended August 2, 2014, due to the following (in thousands):

Increase/(Decrease)
Facility expense	$2,116
Outside services expense	1,161
Various individually insignificant items	1,155
Engineering expense	584
The increase in R&D expenses was partially offset by decreases in:
Depreciation and amortization expense	(3,486)
Salaries and other compensation	(1,219)
Total change	$311
Facility expense increased primarily due to increased rent and moving costs due to the headcount growth related to our software business in the United Kingdom, and headcount growth related to the opening of our new development center in India in April 2015. Outside services expense increased primarily due to an increase in outside engineering services to support the growth and development of our software business. Engineering expense increased primarily due to higher prototype costs. Depreciation and amortization expense decreased primarily due to lower capital spending in fiscal years 2013 and 2014. Salaries and other compensation decreased primarily due to lower variable incentive compensation and one less fiscal week of payroll expense, partially offset by increased headcount due to the growth and development of our software business, including the acquired vADC software product line, and an increase in the cost of employment-related benefits in the nine months ended August 1, 2015.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and allocated expenses related to legal, IT, facilities, and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	August 1, 2015		August 2, 2014
Sales and marketing expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$144,883	26.3%	$137,262	25.2%	$7,621	5.6%
Nine months ended	$428,199	25.6%	$409,524	24.9%	$18,675	4.6%

Sales and marketing expenses increased for the three months ended August 1, 2015, compared with the three months ended August 2, 2014, due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$4,642
Stock-based compensation expense	3,009
The increase in sales and marketing expenses was partially offset by a decrease in:
Various individually insignificant items	(30)
Total change	$7,621
Salaries and other compensation increased primarily as a result of increased headcount to support and grow our software business, including the acquired vADC software product line, and an increase in the cost of employment-related benefits. Stock-based compensation expense increased primarily due to higher grant date per-unit fair values of restricted stock units granted to employees in recent quarters, as well as an increase in performance-based restricted stock unit grants.
Sales and marketing expenses increased for the nine months ended August 1, 2015, compared with the nine months ended August 2, 2014, due to the following (in thousands):

Increase
Salaries and other compensation	$7,793
Stock-based compensation expense	4,832
Outside services and other marketing expense	3,460
Depreciation and amortization expense	1,487
Various individually insignificant items	1,103
Total change	$18,675
Salaries and other compensation increased primarily as a result of increased headcount to support and grow our software business, including the acquired vADC software product line, annual merit-based increases in salaries, and an increase in the cost of employment-related benefits, partially offset by lower variable incentive compensation and one less fiscal week of payroll expense in the nine months ended August 1, 2015. Stock-based compensation expense increased primarily due to higher grant date per-unit fair values of restricted stock units granted to employees in recent quarters, an increase in employee stock purchase plan expense, as well as an increase in performance-based restricted stock unit grants. Outside services and other marketing expense increased primarily due to higher expenses related to marketing programs, as well as due to increased participation in the annual sales and marketing “kick-off” meeting. Depreciation and amortization expense increased primarily due to an increase in expenses related to equipment used in our customer evaluation program.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of compensation and related expenses for corporate management, finance and accounting, human resources, legal, IT, facilities, and investor relations, as well as recruiting expenses, professional fees, and other corporate expenses, less certain expenses allocated to cost of revenue, R&D and sales and marketing.
G&A expenses are summarized as follows (in thousands, except percentages):

	August 1, 2015		August 2, 2014
G&A expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/(Decrease)	% Change
Three months ended	$20,422	3.7%	$22,140	4.1%	$(1,718)	(7.8)%
Nine months ended	$65,815	3.9%	$63,395	3.8%	$2,420	3.8%

G&A expenses decreased for the three months ended August 1, 2015, compared with the three months ended August 2, 2014, due to the following (in thousands):

Decrease
Salaries and other compensation	$(1,321)
Various individually insignificant items	(397)
Total change	$(1,718)
Salaries and other compensation decreased primarily due to lower variable incentive compensation.
G&A expenses increased for the nine months ended August 1, 2015, compared with the nine months ended August 2, 2014, due to the following (in thousands):

Increase
Outside services and other expense	$1,730
Various individually insignificant items	690
Total change	$2,420
Outside services and other expense increased primarily due to increased spending to support our software business initiative and higher legal expense primarily related to the two acquisitions completed in the second fiscal quarter of 2015.
Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	August 1, 2015		August 2, 2014
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/(Decrease)	% Change
Three months ended	$889	0.2%	$131	—%	$758	578.6%
Nine months ended	$1,654	0.1%	$10,145	0.6%	$(8,491)	(83.7)%
The increase in amortization of intangible assets for the three months ended August 1, 2015, compared with the three months ended August 2, 2014, was primarily due to the additional amortization of intangible assets in connection with our acquisitions completed in the fourth fiscal quarter of 2014 and in the second fiscal quarter of 2015. The decrease in amortization of intangible assets for the nine months ended August 1, 2015, compared with the nine months ended August 2, 2014, was primarily due to the completion of amortization of certain of our intangible assets in connection with our acquisitions of Foundry and McDATA Corporation (“McDATA”) (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	August 1, 2015		August 2, 2014
Acquisition and integration costs:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$789	0.1%	$—	—%	$789	*
Nine months ended	$3,133	0.2%	$—	—%	$3,133	*

* Not meaningful
For the three and nine months ended August 1, 2015, we recorded acquisition and integration costs primarily for consulting services and other professional fees in connection with our two acquisitions that we completed in the second fiscal quarter of 2015 (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements).

Restructuring, goodwill impairment, and other related costs (benefits). Restructuring, goodwill impairment, and other related costs (benefits) are summarized as follows (in thousands, except percentages):

	August 1, 2015		August 2, 2014
Restructuring, goodwill impairment, and other related costs (benefits):	Benefit	% of Net Revenues	Expense	% of Net Revenues	Decrease	% Change
Three months ended	$—	—%	$131	—%	$(131)	(100.0)%
Nine months ended	$(637)	—%	$89,051	5.4%	$(89,688)	(100.7)%
In the second quarter of fiscal year 2014, we made a strategic decision to reduce our investment in our hardware-based application delivery controller product line and to increase investment in our software-based application delivery controller product line. As a result of this change in strategy, hardware-based Brocade ADX and related support revenue in fiscal year 2014 decreased by approximately $20 million compared with fiscal year 2013, and we expect hardware-based Brocade ADX and related support revenue to be reduced by approximately $4 million in fiscal year 2015 compared with fiscal year 2014. Based on the decrease in the hardware-based Brocade ADX revenue forecast, we recognized an $83.4 million goodwill impairment charge in the second quarter of fiscal year 2014.
In May 2013, we announced that we were making certain changes in our strategic direction by focusing on certain key technology segments for the data center, such as our SAN fabrics, Ethernet fabrics, and software networking products. As a result, during the fiscal year ended October 26, 2013, we restructured certain business operations, reorganized certain business units, and reduced our operating expense structure. In connection with this restructuring plan, we incurred restructuring charges and other costs primarily related to severance and benefits charges and lease loss reserve and related costs beginning in the fourth quarter of fiscal year 2013. We substantially completed the restructuring plan by the end of the first quarter of fiscal year 2014.
Restructuring, goodwill impairment, and other related costs for the three months ended August 2, 2014, were primarily due to the $0.1 million lease loss charge. Restructuring, goodwill impairment, and other related costs for the nine months ended August 2, 2014, were primarily due to the $83.4 million in goodwill impairment and $7.5 million in estimated lease loss reserve and related costs recorded during the nine months ended August 2, 2014, partially offset by a $1.8 million reduction in expense for severance and benefits due to actual cash payments made during the nine months ended August 2, 2014, being lower than originally estimated.
We did not incur any restructuring costs for the three and nine months ended August 1, 2015. In addition, benefits for the nine months ended August 1, 2015, were due to favorable changes in expected sublease terms and other related assumptions for estimated facilities lease losses.
Gain on sale of network adapter business. During the nine months ended August 2, 2014, we recorded a gain of $4.9 million in connection with the sale of our network adapter business to QLogic Corporation (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements). We had no similar divestitures during the nine months ended August 1, 2015.
Interest expense. Interest expense primarily represents the interest cost associated with our senior secured notes, senior unsecured notes, and convertible senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements). Interest expense is summarized as follows (in thousands, except percentages):

	August 1, 2015		August 2, 2014
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$(9,778)	(1.8)%	$(9,176)	(1.7)%	$602	6.6%
Nine months ended	$(45,754)	(2.7)%	$(27,606)	(1.7)%	$18,148	65.7%
In January 2015, we issued $575.0 million in aggregate principal amount of 1.375% convertible senior notes due 2020 in a private placement. The transactions are described further below in “Liquidity and Capital Resources.” We recorded an expense of $15.1 million in the first quarter of fiscal year 2015 for the call premium, debt issuance costs, and original issue discount relating to the redemption of our 2020 Notes, thereby resulting in an increase in interest expense for the nine months ended August 1, 2015, compared with the nine months ended August 2, 2014.

Interest expense increased for the three months ended August 1, 2015, compared with the three months ended August 2, 2014, primarily due to the non-cash interest expense related to the debt discount recorded for the conversion feature of the 2020 Convertible Notes. This increase in interest expense for the three and nine months ended August 1, 2015, was partially offset by the lower interest rate of the 2020 Convertible Notes, compared to 6.875% for the 2020 Notes (additionally, see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Interest and other income, net. Interest and other income, net, is summarized as follows (in thousands, except percentages):

	August 1, 2015		August 2, 2014
Interest and other income, net:	Income	% of Net Revenues	Income	% of Net Revenues	Decrease	% Change
Three months ended	$947	0.2%	$5,299	1.0%	$(4,352)	(82.1)%
Nine months ended	$854	0.1%	$3,943	0.2%	$(3,089)	(78.3)%
Interest and other income, net, for the three and nine months ended August 2, 2014, was primarily related to the gain of $5.2 million resulting from the sale of certain of our non-marketable equity investments, partially offset by the loss on the sale of certain property and equipment during the period. Interest and other income, net, was not significant for the three and nine months ended August 1, 2015.
Income tax expense. Income tax expense and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Nine Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Income tax expense	$19,351	$26,668	$72,585	$81,367
Effective tax rate	17.4%	23.4%	22.1%	34.5%
Our effective tax rate differs from tax computed at the U.S. federal statutory tax rate of 35% due to state taxes, the effect of non-U.S. operations, nondeductible stock-based compensation expense, tax credits, and adjustments to unrecognized tax benefits.
The lower effective tax rates for the three and nine months ended August 1, 2015, compared with the three and nine months ended August 2, 2014, respectively, were primarily due to the benefit from a domestic manufacturing deduction recognized in the three months ended August 1, 2015, and the goodwill impairment charge of $83.4 million recorded in the nine months ended August 2, 2014, which is nondeductible for tax purposes.
The effective tax rates for the three and nine months ended August 1, 2015, were lower than the federal statutory tax rate of 35% primarily due to the benefit from the domestic manufacturing deduction, a discrete benefit from the federal research and development tax credit that was reinstated on December 19, 2014, and made retroactive for calendar year 2014, and the effects of earnings in foreign jurisdictions being taxed at rates lower than the U.S. federal statutory tax rate.
Based on our fiscal year 2015 financial forecast, we expect our effective tax rate in fiscal year 2015 to be lower than our rate in fiscal year 2014. Our income tax provision could change as a result of many factors, including the effects of changing tax laws and regulations or changes to the mix of IP Networking versus SAN products, which have different gross margins, and changes to the mix of domestic versus international profits. Many of these factors are largely impacted by the buying behavior of our OEM and channel partners. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities, due to their inherent uncertainty. Such settlements have in the past, and could in the future, materially impact our tax expense. Given that the tax rate is affected by many different factors, it is not possible to estimate our future tax rate with a high degree of certainty.
For further discussion of our income tax provision, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	August 1, 2015	November 1, 2014	Increase/ (Decrease)
	(In thousands)
Cash and cash equivalents	$1,319,671	$1,255,017	$64,654
Percentage of total assets	34%	34%
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
In January 2015, we issued $575.0 million of the 2020 Convertible Notes. On January 14, 2015, we called the 2020 Notes for redemption. On February 13, 2015, we used a portion of the net proceeds from the offering of the 2020 Convertible Notes to redeem all of our outstanding 2020 Notes, including the payment of the applicable premium and expenses associated with the redemption, and the interest on the 2020 Notes up to the date of redemption, for a total of $322.2 million. In addition, we previously had access to a revolving credit facility under the Senior Secured Credit Facility for ongoing working capital and other general corporate purposes. On January 9, 2015, we terminated the Senior Secured Credit Facility and no longer have access to this additional capital resource (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
In March 2015, we completed two acquisitions. The aggregate purchase price was $96.1 million, consisting of $95.5 million in cash consideration, which is net of $0.1 million of cash acquired as part of the acquisitions, and $0.5 million in non-cash consideration (see Note 3, “Acquisitions and Divestitures,” of the Notes to Condensed Consolidated Financial Statements.
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

Financial Condition
In September 2013, we announced our intent to return at least 60% of our adjusted free cash flow to stockholders in the form of share repurchases or other alternatives, such as dividends. Adjusted free cash flow is operating cash flow, adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditures. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. Dividends of $0.035 per share were declared and paid in the third and fourth quarters of fiscal year 2014 and the first and second quarters of fiscal year 2015. In the third quarter of fiscal year 2015, our Board of Directors authorized an increase in our quarterly cash dividend and declared and paid in the same quarter a dividend of $0.045 per share of our common stock. On August 18, 2015, our Board of Directors declared a quarterly cash dividend of $0.045 per share of our common stock to be paid on October 2, 2015, to stockholders of record as of the close of market on September 10, 2015. Future dividends are subject to review and approval on a quarterly basis by our Board of Directors or a committee thereof.
For the nine months ended August 1, 2015, we generated $267.2 million in cash from operating activities, which was due to our net income excluding non-cash items related to stock-based compensation expense and depreciation and amortization, partially offset by increased payments with respect to accrued employee variable incentive compensation, as well as excess tax benefits from stock-based compensation.
Net cash used in investing activities for the nine months ended August 1, 2015, totaled $156.8 million and was primarily the result of $95.5 million in cash paid for two acquisitions, $53.1 million in purchases of property and equipment, and $7.8 million in the purchase of a license to certain patents.

Net cash used in financing activities for the nine months ended August 1, 2015, totaled $40.8 million and was primarily the result of $312.6 million in stock repurchases, $300.0 million in payment of principal related to the redemption of the 2020 Notes, $86.1 million in purchase of convertible note hedge options in connection with the issuance of the 2020 Convertible Notes, and $48.8 million in cash dividend payments, partially offset by the $565.7 million and $51.2 million in proceeds from the issuance of the 2020 Convertible Notes and related warrants, respectively, $51.3 million in proceeds from the issuance of common stock from ESPP purchases and stock option exercises, and $42.0 million in excess tax benefits from stock-based compensation. For the nine months ended August 1, 2015, we repurchased approximately 26.5 million shares of our common stock.
Net proceeds from the issuance of common stock in connection with employee participation in our equity compensation plans have historically been a significant component of our liquidity. The extent to which we receive proceeds from these plans can increase or decrease based upon changes in the market price of our common stock, and from the amount and type of awards granted. For example, a change in the mix of restricted stock unit and stock option awards granted towards granting fewer stock option awards reduces the net proceeds from the issuance of common stock in connection with participation in our equity compensation plans. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in our equity compensation plans will vary over time.
A majority of our accounts receivable balance is derived from sales to our OEM partners. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses, sales allowances, and other allowances. Allowances for doubtful accounts as of August 1, 2015, increased by $1.8 million over the balance as of November 1, 2014, primarily due to a collection issue with a specific customer. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Nine Months Ended August 1, 2015, Compared to Nine Months Ended August 2, 2014
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities decreased by $116.5 million primarily due to increased payments with respect to accrued employee incentive compensation and other accrued liabilities and decreased accounts receivable collections.
Investing Activities. Net cash used in investing activities increased by $136.4 million. The increase was primarily due to the $95.5 million of cash used for the two acquisitions during the second quarter of fiscal year 2015, $7.8 million of cash used in the first quarter of fiscal year 2015 for the purchase of a license to certain patents to strengthen our portfolio of defensive patents, and an increase of $12.0 million of cash used to purchase property and equipment during the nine months ended August 1, 2015.
Financing Activities. Net cash used in financing activities decreased by $160.4 million. The decrease was primarily due to the $300.0 million of cash used to redeem the 2020 Notes in February 2015, the $86.1 million of cash used for the purchase of convertible note hedge options in connection with the issuance of the 2020 Convertible Notes, a $29.9 million decrease in proceeds from the issuance of common stock pursuant to our equity compensation plans, as well as the $33.5 million increase in payment of dividends to stockholders, partially offset by the $565.7 million and $51.2 million in proceeds from the issuance of the 2020 Convertible Notes and related warrants, respectively.

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
Our existing cash and cash equivalents totaled $1,319.7 million as of August 1, 2015. Of this amount, approximately 64% was held by our foreign subsidiaries. We do not currently anticipate a need for these funds held by our foreign subsidiaries for our domestic operations, and our intent is to permanently reinvest such funds outside of the United States. Under current tax laws and regulations, if these funds are distributed to any of our United States entities in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.

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
Trade Receivables Factoring Facility. As of August 1, 2015, we had an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit-related recourse provisions. That factoring facility terminated in August 2015. No trade receivables were sold under the factoring facility during the nine months ended August 1, 2015, or the nine months ended August 2, 2014. As of the filing date of this Quarterly Report on Form 10-Q, no amounts were available under the factoring facility.
Covenant Compliance—Senior Unsecured Notes Covenants. The 2023 Notes were issued pursuant to an indenture, dated as of January 22, 2013, among the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (the “2023 Indenture”). The 2023 Indenture contains covenants that, among other things, restrict our ability and the ability of our subsidiaries to:

•	Incur certain liens and enter into certain sale-leaseback transactions;

•	Create, assume, incur, or guarantee additional indebtedness of our subsidiaries without such subsidiary guaranteeing the 2023 Notes on a pari passu basis; and

•	Enter into certain consolidation or merger transactions, or convey, transfer, or lease all, or substantially all of our or our subsidiaries’ assets.
These covenants are subject to a number of other limitations and exceptions as set forth in the indenture. We were in compliance with all applicable covenants of the 2023 Indenture as of August 1, 2015.

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of August 1, 2015 (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Convertible senior unsecured notes due 2020 (1)	$609,905	$7,906	$15,813	$586,186	$—
Senior unsecured notes due 2023 (1)	403,643	13,875	27,750	27,750	334,268
Non-cancellable operating leases (2)	77,739	22,737	23,558	12,959	18,485
Non-cancellable capital leases (1)	451	443	8	—	—
Purchase obligations (1)	20,505	4,659	4,692	4,056	7,098
Purchase commitments, gross (3)	208,873	208,873	—	—	—
Total contractual obligations	$1,321,116	$258,493	$71,821	$630,951	$359,851
Other Commitments:
Standby letters of credit	$135	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$119,349	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $11.5 million, which consists of $7.7 million to be received in less than one year, $3.6 million to be received in one to three years, and $0.2 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued reserves of $1.7 million for estimated purchase commitments that we do not expect to utilize in normal operations within the next 12 months, in accordance with our policy.

(4)	As of August 1, 2015, we had a gross liability for unrecognized tax benefits of $117.2 million and an accrual for the payment of related interest and penalties of $2.1 million.
Share Repurchase Program. As of August 1, 2015, our Board of Directors had authorized a total of approximately $2.0 billion for the repurchase of our common stock since the inception of the program in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, the trading price of our common stock, and other factors, including alternative investment opportunities. For the three months ended August 1, 2015, we repurchased 8.7 million shares for an aggregate purchase price of $103.1 million. Approximately $352.0 million remained authorized for future repurchases under this program as of August 1, 2015. Subsequently, between August 1, 2015, and the date of the filing of this Quarterly Report on Form 10-Q, we repurchased 2.1 million shares of our common stock for an aggregate purchase price of $21.3 million.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of August 1, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Policies and Estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended August 1, 2015, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended November 1, 2014, except for the areas discussed below.
Impairment of Goodwill and Other Indefinite-Lived Intangible Assets.
Goodwill and other indefinite-lived intangible assets are generated as a result of business combinations. Our indefinite-lived assets consist of acquired in-process research and development (“IPR&D”) and goodwill.

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
As of the date of the fiscal year 2015 annual goodwill impairment testing, the carrying value of the IP Networking Products reporting unit’s goodwill was $1,236 million. Based on our fiscal year 2015 annual goodwill impairment test, the estimated fair value of the IP Networking Products reporting unit’s net assets, which include goodwill, exceeded the carrying value of these net assets by approximately $162 million. The following table summarizes the approximate impact that a change in key assumptions would have on the estimated fair value of the IP Networking Products reporting unit, leaving all other assumptions unchanged:

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
Interest Rate Risk
Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash equivalents. Our cash and cash equivalents are primarily maintained at five major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We had $1,072.5 million invested in money market funds as of August 1, 2015, which were not materially sensitive to changes in interest rates due to the short duration of these investments.
Our material borrowings bear interest at fixed rates, and therefore, we did not have any material borrowings as of August 1, 2015, that were sensitive to changes in interest rates. We were not subject to material interest rate risk in geographical areas outside of the United States as a substantial portion of our cash and cash equivalents is invested in money market funds, in U.S. dollars that have a fixed share price.

Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the nine months ended August 1, 2015, were the British pound, the euro, the Indian rupee, the Chinese yuan, the Singapore dollar, the Japanese yen, and the Swiss franc. Because we report in U.S. dollars and we have a net expense position in foreign currencies, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of August 1, 2015, we held $206.9 million in gross notional amount of cash flow derivative instruments. The maximum length of time over which we are hedged as of August 1, 2015, is through October 13, 2016.
We have performed a sensitivity analysis as of August 1, 2015, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on August 1, 2015. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of August 1, 2015.
Equity Price Risk
We had no investments in publicly traded equity securities as of August 1, 2015. The aggregate cost of our equity investments in non-publicly traded companies was $2.5 million as of August 1, 2015. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On July 31, 2015, the last business day of our third fiscal quarter of 2015, the last reported sale price of our common stock on the NASDAQ Global Select Market was $10.26 per share.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act, that occurred during the quarter ended August 1, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The networking market is highly competitive and is in a state of transformation, with new competitors entering the market and offering products based on emerging technologies, such as software networking, virtualization, and infrastructure-as-a-service. Although Cisco Systems, Inc. (“Cisco”) maintains a dominant position in the networking market, customers have more choices in both traditional and emerging networking solutions with networking providers and their technology and go-to-market partners. Further, there has been increased competition for traditional networking solutions in recent years as Brocade’s competitors have strengthened their networking portfolios through acquisitions.
In addition, the networking market, particularly the data center market, is undergoing significant transitions due to technology trends, such as cloud computing, server virtualization, and software networking. For example, both Cisco and Hewlett-Packard Company (“HP”) recently began to offer cloud computing services for the enterprise market, which some customers may choose as an alternative means to procure networking-as-a-service rather than by traditional purchasing methods. Cisco and Microsoft Corporation have also collaborated on data center and cloud computing initiatives involving sales, marketing, and research and development (“R&D”). Additionally, Dell, Inc. (“Dell”), Juniper Networks, Inc. (“Juniper”), and HP have launched “whitebox” label switches, which those companies have promoted as a low-cost option for networking equipment purchasers.
Other competitors in the networking market include Arista Networks, Inc., as well as A10 Networks, Inc.; Alcatel-Lucent; Avaya, Inc.; Extreme Networks, Inc.; F5 Networks, Inc.; Huawei Technologies Co. Ltd.; Juniper; and QLogic Corporation (“QLogic”). Many of Brocade’s competitors have longer operating histories; greater financial, technical, sales, marketing, and other resources; more name recognition; and larger installed customer bases than Brocade. These companies’ businesses may have better economies of scale, and therefore these companies could also adopt more aggressive pricing policies than Brocade. In addition, these companies could enhance their business models through divestitures and acquisitions, which could impact Brocade’s partner ecosystem and Brocade’s go-to-market model. Also, any one of these competitors could devote more resources to develop, promote, and sell their products, and, therefore, could respond more quickly to changes in customer or market requirements and adopt more aggressive pricing policies. Brocade’s failure to successfully compete in the networking market would harm its business and financial results.

Brocade’s failure to execute on its overall sales strategy or successfully leverage its channel and direct sales capabilities could significantly reduce its revenues and negatively affect its business, financial results, and growth prospects.

Brocade offers networking solutions through a multipath distribution strategy, including distributors, resellers, a direct sales force, and original equipment manufacturers (“OEMs”). However, Brocade’s efforts to increase sales through this multipath distribution strategy may not generate incremental revenue opportunities. Several of Brocade’s major OEM customers, including Dell, International Business Machines Corporation (“IBM”), HP, and Oracle Corporation, have acquired companies that offer Internet Protocol (“IP”) networking solutions that are competitive with Brocade offerings. A loss of, or significant reduction in, revenue through one of Brocade’s paths to market would negatively impact its business and financial results.
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
In fiscal years 2013 and 2014, Brocade made certain changes in its strategic direction and sales strategy by focusing on key technology segments for the data center, such as its Storage Area Networking (“SAN”) fabrics, Ethernet fabrics, and software networking solutions, and targeting larger IP customers with its direct sales force. This change in focus has resulted in a rebalancing of resources away from certain non-key areas of Brocade’s business, including changes to the related sales model and divestitures of certain assets, and has impacted, and may continue to impact, Brocade’s ability to generate revenue from certain products, markets, geographies, and customers. In addition, the targeting of larger IP customers may cause Brocade’s revenue to be more uneven in the future as timing and magnitude of individual customer orders may be difficult to predict.
In the second quarter of fiscal year 2014, Brocade made a strategic decision to reduce its investment in the hardware-based application delivery controller product line and to increase investment in the software-based application delivery controller product line. As a result of this change in strategy, hardware-based Brocade ADX and related support revenue in fiscal year 2014 decreased by approximately $20 million compared to fiscal year 2013. Brocade expects hardware-based Brocade ADX and related support revenue to be reduced by approximately $4 million in fiscal year 2015 compared with fiscal year 2014. There can be no assurance that this new strategic direction and sales strategy will succeed, or that the return on Brocade’s investments will develop in the manner and on the timeline expected. Failure to execute on Brocade’s strategy could adversely affect its business and financial results.

A limited number of major OEM partners comprise a significant portion of Brocade’s revenues; the loss of revenue from, or decreased inventory levels held by, any of these major OEM partners due to a change in market or competitive conditions could significantly reduce Brocade’s revenues and adversely affect its financial results.

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues, specifically EMC Corporation (“EMC”), HP, and IBM. As a result, revenues from these large OEM partners have a significant impact on Brocade’s quarterly and annual financial results. For fiscal years 2014, 2013, and 2012, these three OEM partners each represented 10% or more of Brocade’s total net revenues, for a combined total of 46%, 46%, and 47% of total net revenues, respectively. Brocade’s agreements with its OEM partners are typically cancellable, nonexclusive, and have no minimum or specific timing requirements for purchases. Brocade’s OEM partners could increase the amount purchased from Brocade’s competitors, introduce their own technology, or experience lower demand for Brocade SAN products from their end customers. The SAN market grew slowly in 2014, and if the growth rate continues to slow or if the SAN market declines, Brocade’s OEM partners could reduce the amount of SAN products they purchase from Brocade.
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

In recent years, there have been various slowdowns in, and uncertainty about, the domestic and international economies, including slowing economic growth in China. Such uncertainty and slowdowns have resulted in, and may again result in, lower growth of information technology (“IT”)-related spending, and, consequently, lead to lower growth or a decline in the networking market (including high-performance data networking solutions). Historically, IT spending has declined as general economic and market conditions have worsened due to geopolitical uncertainty and global currency fluctuations. Brocade is particularly susceptible to reductions in IT spending because the purchase of networking solutions is often discretionary and may involve a significant commitment of capital and other resources. The loss or delay of orders from any of Brocade’s more significant customers, such as individual branches or agencies within the U.S. government (including the Department of Defense or certain intelligence agencies where Brocade’s revenue is concentrated), or customers within the service provider, financial services, education, and health sectors, could also cause Brocade’s revenue and profitability to suffer. For example, Brocade’s revenue and operating results could be negatively impacted if the U.S. federal government experiences delays in procurement due to longer decision-making time frames and/or a shift in IT procurement priorities. Economic uncertainty has caused—and may cause further—reductions in Brocade’s revenue, profitability, and cash flows, along with increased price competition, increased operating costs, and longer fulfillment cycles. Moreover, economic uncertainty may exacerbate many other risks noted elsewhere in this Form 10-Q, which could adversely affect Brocade’s business operations and financial condition.

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

Brocade’s future revenue growth depends on its ability to successfully introduce and achieve market acceptance of new products, services, and support offerings on a timely basis.

Developing new products, services (including software networking), and support offerings requires significant up-front investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve market acceptance of its new product and support offerings on a timely basis in order to realize the benefits of its investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet and adoption of new technologies such as software-defined networking (“SDN”) and Network Functions Virtualization (“NFV”), is characterized by rapidly changing technology, accelerated product introduction cycles, changes in customer requirements and evolving industry standards. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of its customers by allowing connectivity to other devices and partnering effectively; by keeping pace with technological developments and emerging industry standards; and by delivering high-quality, reliable, and cost-effective products, product enhancements, and services and support offerings on a timely basis.

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
Failure to successfully introduce competitive products, services, and support offerings on a timely basis may harm Brocade’s business and adversely affect Brocade’s financial results.

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

Brocade has acquired—or made strategic investments in—other companies, products, or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. In the second quarter of fiscal year 2015, Brocade acquired Connectem Inc. and Riverbed Technology, Inc.’s SteelAppTM product line and related assets. In the fourth quarter of fiscal year 2014, Brocade acquired the Vistapointe business. The ability of Brocade to realize the anticipated benefits of its acquisitions and strategic investments involves numerous risks, including, but not limited to, the following:

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

•
Incurrence of acquisition- and integration-related costs, goodwill or in-process research and development impairment charges, or amortization costs for acquired intangible assets, that could negatively impact Brocade’s operating results and financial condition; and

•	The target market for the acquired products may not develop within the expected time frame or may evolve in a different technical direction.
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
Brocade believes its future success depends, in large part, upon its ability to attract highly skilled talent and operate effectively in geographically diverse locations. Brocade has relied on equity awards in the form of stock options and restricted stock units as one means for recruiting and retaining highly skilled talent, and thus a reduction in Brocade’s stock price may reduce the effectiveness of these equity awards in recruiting and retaining employees. There is also limited qualified talent in each of Brocade’s markets, and competition for such talent is very aggressive. In particular, Brocade operates in various locations with highly competitive labor markets, including Bangalore, India, and San Jose, California. Brocade may experience difficulty in hiring key management and qualified talent with skills in nearly all areas of Brocade’s business and operations.
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

Brocade has significant international operations, and a significant portion of Brocade’s sales occur in international jurisdictions. In addition, Brocade’s CMs have significant operations in China and other locations outside the U.S. Brocade’s international sales of its IP networking solutions have primarily depended on its distributors and resellers. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including, but not limited to, the following:

•	Exposure to economic instability or fluctuations in international markets, such as China, that could cause reductions in IT spending;

•	Exposure to inflationary risks and/or wage inflation in certain countries, such as India;

•	Exposure to sovereign debt risk and political and economic instability in certain regions of Europe, including Russia, and certain emerging countries, including China and Brazil;

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

•	Increased complexity, time, and costs of managing international operations;

•	Managing research and development and sales teams in geographically diverse locations, including teams divided between the United States, the United Kingdom, and India;

•	Effective communications across multiple geographies, cultures, and languages;

•	Recruiting sales and technical support personnel with the skills to design, manufacture, sell, and support Brocade’s products in international markets;

•	Longer sales cycles and manufacturing lead times;

•	Increased complexity and cost of providing customer support and maintenance for international customers;

•	Difficulties in collecting accounts receivable;

•	Increased complexity of logistics and distribution arrangements; and

•	Increased complexity of accounting rules and financial reporting requirements.

Any of these factors could negatively impact Brocade’s business, revenues, and profitability.

Brocade’s revenues, operating results, and cash flows may fluctuate from period to period due to a number of factors, which makes predicting financial results difficult.

IT spending is subject to cyclical and uneven fluctuations, which could cause Brocade’s financial results to fluctuate unevenly and unpredictably. For example, the U.S. federal budget for government IT spending can be highly seasonal and subject to delays, reductions, and uncertainty due to changes in the political and legislative environment. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new or enhanced products. While Brocade’s first and fourth fiscal quarters are typically stronger quarters for SAN products and Brocade’s third and fourth fiscal quarters are typically stronger quarters for IP networking solutions, future buying patterns may differ from historical seasonality. If the mix of revenue changes, it may also cause results to differ from historical seasonality. Accordingly, Brocade’s quarterly and annual revenues, operating results, cash flows, and other financial and operating metrics may vary significantly in the future, and the results of any prior periods should not be relied upon as an indication of future performance.

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

Brocade competes in markets in which companies are frequently subject to claims and related litigation regarding patent and other intellectual property rights. Third parties have from time to time asserted patent, copyright, trade secret, and/or other intellectual property-related claims against Brocade and/or employees of Brocade. These claims may be, and have been in the past, made against Brocade’s products and services, subcomponents of its products, methods performed by its products or a combination of products, including third-party products, methods used in its operations, or uses of its products by its customers. Moreover, these claims may concern Brocade’s hiring of a former employee of the third-party claimant. Brocade and companies acquired by Brocade have in the past incurred, and will likely incur in the future, substantial expenses to defend against such third-party claims. Brocade’s suppliers and customers also may be subject to third-party intellectual property claims with respect to their own products, which could negatively impact the suppliers’ ability to supply Brocade with components or the customers’ willingness to purchase products from Brocade. In addition, Brocade may be subject to claims, defenses, and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade’s agreements with suppliers, OEM and channel partners, or customers. If Brocade refuses to indemnify or defend such claims, for instance, even in situations where the allegations are meritless, then suppliers, partners, or customers may refuse to do business with Brocade. Parties that assert such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to prolonged periods of litigation, additional burdens on employees or other resources, distraction from Brocade’s business operations, component supply stoppages, expensive settlement payments, and lost sales. Furthermore, there is little or no information publicly available concerning market or fair values for licenses and/or settlement fees, which can lead to overpayment of license or settlement fees. Any of the above scenarios could have an adverse effect on Brocade’s financial position, financial results, cash flows, and future business prospects.

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

Brocade’s stock price may fluctuate, which could cause the value of an investment in Brocade’s shares to decline.

Brocade’s stock price has fluctuated in the past and may be subject to wide fluctuations in the future in response to various factors. Brocade does not have the ability to influence or control many of these factors. In addition to the factors discussed elsewhere in this “Risk Factors” section, factors that could affect Brocade’s stock price include, among others:

•	Actual or anticipated changes in Brocade’s operating results;

•	Whether Brocade’s operating results meet the expectations of securities analysts or investors;

•	Actual or anticipated changes in the expectations of securities analysts or investors;

•	Recommendations by securities analysts or changes in their earnings estimates;

•	Announcements of actual or anticipated financial results by Brocade’s competitors, Brocade’s OEM partners, and other companies in the IT industry;

•
Speculation, coverage or sentiment in the media or the investment community about, or actual changes in, Brocade’s business, strategic position, competitive position, market share, operations, prospects, future stock price performance, or Brocade’s industry in general;

•
The announcement of new, planned, or contemplated products; services; commercial relationships; technological innovations; acquisitions; divestitures; or other significant transactions by Brocade or its competitors;

•	Adverse changes to Brocade’s relationships with any of its OEM partners;

•	Departures of key employees;

•	Litigation or disputes involving Brocade, Brocade’s industry or both;

•	General economic conditions and trends;

•	Sales of Brocade’s shares by Brocade’s officers, directors or significant stockholders; and

•	The timing and amount of dividends and share repurchases.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Accordingly, broad market and industry factors may adversely affect Brocade’s stock price regardless of Brocade’s operating performance. In addition, Brocade’s stock price might also fluctuate in reaction to events that affect other companies in Brocade’s industry even if these events do not directly affect Brocade.
If Brocade’s stock price fluctuates widely, Brocade may become the target of securities litigation. Securities litigation could result in substantial costs and divert Brocade’s management’s attention and resources from Brocade’s business.

Brocade has incurred substantial indebtedness that may decrease its business flexibility, access to capital, and/or increase its borrowing costs, which may adversely affect Brocade’s operations and financial results.

As of August 1, 2015, Brocade had approximately $875 million in principal amount of outstanding indebtedness, including $575 million of indebtedness under the 1.375% convertible senior notes due 2020 (the “2020 Convertible Notes”) and $300 million of unsecured indebtedness under the 4.625% senior notes due 2023 (the “2023 Notes”) (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). The indenture governing the 2023 Notes contains several negative covenants that restrict the incurrence of debt by Brocade’s subsidiaries, restrict the incurrence of liens on principal properties, and restrict Brocade and its subsidiaries from engaging in certain sale-leaseback transactions. In addition, the indentures governing both the 2020 Convertible Notes and the 2023 Notes impose covenants that restrict Brocade’s ability to effect certain mergers, consolidations, or sales of assets and require Brocade to offer to repurchase the notes upon the occurrence of certain “fundamental changes” or “changes of control triggering events.” These covenants could have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, should further debt financing be desired, and may adversely affect Brocade’s operations and financial results. Brocade’s failure to comply with these covenants would result in a default under the applicable indenture, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. A default under one of the indentures could also result in cross-defaults under Brocade’s other debt instruments, negatively impact the price and liquidity of Brocade’s debt and equity securities, negatively impact Brocade’s credit ratings, and impair Brocade’s ability to access sources of capital. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt.
The rating agencies may lower Brocade’s credit rating. This could further negatively impact the price and liquidity of Brocade’s debt and equity securities. If Brocade’s credit rating is lowered, it could also negatively impact Brocade’s ability to access sources of capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended August 1, 2015.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended August 1, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
May 3, 2015 to May 30, 2015	2,653	$12.11	2,653	$422,992
May 31, 2015 to June 27, 2015	2,725	$12.41	2,725	$389,182
June 28, 2015 to August 1, 2015	3,291	$11.29	3,291	$352,018
Total	8,669	$11.89	8,669

(1)
As of August 1, 2015, Brocade’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to approximately $2.0 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, $500 million on May 16, 2012, and $692 million on September 25, 2013), which was used for determining the amounts in these columns. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, the trading price of the Company’s common stock, general business and market conditions, and other factors, including alternative investment opportunities.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document

10.1†	Amendment Number 49, dated June 5, 2015, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

10.2†	Amendment Number 11, dated June 10, 2015, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade

10.3*	Form of 2009 Director Plan Restricted Stock Unit Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Indicates management compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

Date:	September 4, 2015	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Senior Vice President and Chief Financial Officer