Form 10-Q
period 2016-01-30
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2016-03-04
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of February 26, 2016, was 400,629,143 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
For the Quarter Ended January 30, 2016

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, tax treatment, earnings, cash flows, benefit obligations, debt repayments, stock repurchases, or other financial items; any statements of the plans, strategies, and objectives of management for future operations, including planned investments or acquisitions; any statements concerning expected development, performance, success, market conditions, or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II—Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Furthermore, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason.
Additional Information
Brocade and the B-wing symbol are registered trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. Other brands, products, or service names mentioned may be trademarks of Brocade or others.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	January 30, 2016	January 31, 2015
	(In thousands, except per share amounts)
Net revenues:
Product	$481,167	$486,238
Service	93,117	90,001
Total net revenues	574,284	576,239
Cost of revenues:
Product	144,097	149,926
Service	41,372	36,630
Total cost of revenues	185,469	186,556
Gross margin	388,815	389,683
Operating expenses:
Research and development	93,257	85,231
Sales and marketing	151,827	140,238
General and administrative	22,429	24,671
Amortization of intangible assets	902	138
Restructuring and other related benefits	(566)	—
Total operating expenses	267,849	250,278
Income from operations	120,966	139,405
Interest expense	(9,865)	(25,424)
Interest and other income (loss), net	669	(559)
Income before income tax	111,770	113,422
Income tax expense	18,124	26,155
Net income	$93,646	$87,267
Net income per share—basic	$0.23	$0.20
Net income per share—diluted	$0.23	$0.20
Shares used in per share calculation—basic	407,902	428,536
Shares used in per share calculation—diluted	415,085	439,156

Cash dividends declared per share	$0.045	$0.035
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	January 30, 2016	January 31, 2015
	(In thousands)
Net income	$93,646	$87,267
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	(2,300)	(1,774)
Net gains and losses reclassified into earnings	626	603
Net unrealized losses on cash flow hedges	(1,674)	(1,171)
Foreign currency translation adjustments	(2,203)	(4,221)
Total other comprehensive loss	(3,877)	(5,392)
Total comprehensive income	$89,769	$81,875
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 30, 2016	October 31, 2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,392,009	$1,440,882
Accounts receivable, net of allowances for doubtful accounts of $1,741 and $1,838 as of January 30, 2016, and October 31, 2015, respectively	174,757	235,883
Inventories	42,586	40,524
Deferred tax assets	—	78,675
Prepaid expenses and other current assets	51,708	56,235
Total current assets	1,661,060	1,852,199
Property and equipment, net	442,158	439,224
Goodwill	1,617,041	1,617,161
Intangible assets, net	71,290	75,623
Non-current deferred tax assets	68,968	813
Other assets	48,378	51,133
Total assets	$3,908,895	$4,036,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,019	$98,143
Accrued employee compensation	112,951	142,075
Deferred revenue	228,582	244,622
Other accrued liabilities	69,287	77,524
Total current liabilities	484,839	562,364
Long-term debt, net of current portion	798,103	793,779
Non-current deferred revenue	74,571	72,065
Non-current income tax liability	47,651	47,010
Non-current deferred tax liabilities	—	24,024
Other non-current liabilities	2,538	3,376
Total liabilities	1,407,702	1,502,618
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 402,556 and 413,923 shares as of January 30, 2016, and October 31, 2015, respectively	403	414
Additional paid-in capital	1,529,313	1,632,984
Accumulated other comprehensive loss	(28,879)	(25,002)
Retained earnings	1,000,356	925,139
Total stockholders’ equity	2,501,193	2,533,535
Total liabilities and stockholders’ equity	$3,908,895	$4,036,153
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	January 30, 2016	January 31, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$93,646	$87,267
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(7,352)	(16,102)
Depreciation and amortization	22,812	19,575
Loss on disposal of property and equipment	207	444
Amortization of debt issuance costs and debt discount	4,325	1,056
Call premium cost and write-off of debt discount and debt issuance costs related to lenders that did not participate in refinancing	—	15,122
Provision for doubtful accounts receivable and sales allowances	(96)	2,403
Non-cash stock-based compensation expense	24,044	24,082
Changes in assets and liabilities, net of acquisitions:
Restricted cash	—	(11,918)
Accounts receivable	61,222	(17,256)
Inventories	(2,000)	1,155
Prepaid expenses and other assets	609	(5,746)
Deferred tax assets	16	494
Accounts payable	(23,859)	(8,776)
Accrued employee compensation	(38,993)	(77,033)
Deferred revenue	(13,535)	(2,190)
Other accrued liabilities	(7,991)	(1,423)
Restructuring liabilities	(855)	(761)
Net cash provided by operating activities	112,200	10,393
Cash flows from investing activities:
Purchases of property and equipment	(23,839)	(16,514)
Purchase of intangible assets	—	(7,750)
Proceeds from collection of note receivable	250	250
Net cash used in investing activities	(23,589)	(24,014)

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued (Unaudited)

	Three Months Ended
	January 30, 2016	January 31, 2015
	(In thousands)
Cash flows from financing activities:
Payment of debt issuance costs	—	(409)
Payment of principal related to capital leases	(83)	(1,154)
Common stock repurchases	(144,490)	(128,966)
Proceeds from issuance of common stock	19,482	21,036
Payment of cash dividends to stockholders	(18,429)	(15,106)
Proceeds from convertible notes	—	565,656
Purchase of convertible note hedge	—	(86,135)
Proceeds from issuance of warrants	—	51,175
Excess tax benefits from stock-based compensation	7,352	16,102
Increase in restricted cash	—	(300,000)
Net cash provided by (used in) financing activities	(136,168)	122,199
Effect of exchange rate fluctuations on cash and cash equivalents	(1,316)	(4,230)
Net increase (decrease) in cash and cash equivalents	(48,873)	104,348
Cash and cash equivalents, beginning of period	1,440,882	1,255,017
Cash and cash equivalents, end of period	$1,392,009	$1,359,365
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,891	$17,333
Cash paid for income taxes	$4,798	$13,128
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s Condensed Consolidated Balance Sheet as of October 31, 2015, was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
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
The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday in October or the first Saturday in November, respectively. As is customary for companies that use the 52/53-week convention, every fifth year is a 53-week year. Fiscal year 2016 is a 52-week fiscal year and fiscal year 2015 was a 52-week fiscal year. The Company’s next 53-week fiscal year will be fiscal year 2019 and its next 14-week quarter will be the second quarter of fiscal year 2019.
The Company’s Condensed Consolidated Financial Statements include the accounts of Brocade and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates in Preparation of Condensed Consolidated Financial Statements
The preparation of the Company’s condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, sales allowances and programs, allowance for doubtful accounts, stock-based compensation, acquisition purchase price allocations, warranty obligations, inventory valuation and purchase commitments, restructuring costs, incentive compensation, facilities lease losses, impairment of goodwill and other indefinite-lived intangible assets, litigation, income taxes, and investments. Actual results may differ materially from these estimates.

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the three months ended January 30, 2016, as compared to those disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
New Accounting Pronouncements or Updates Recently Adopted
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, and ASC 360, Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this update, a discontinued operation may include a component of an entity or a group of components of an entity, a business, or nonprofit activity. Only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. This update should be applied prospectively. The Company adopted this update in the first quarter of fiscal year 2016. There was no material impact on the Company’s financial position, results of operations, or cash flows.

In April 2015, the FASB issued an update to ASC 835, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Under this update, debt issuance costs are required to be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This update should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this update in the first quarter of fiscal year 2016. There was no material impact on the Company’s financial position, results of operations, or cash flows.
In September 2015, the FASB issued an update to ASC 805, Business Combinations: Simplifying the Accounting Measurement-Period Adjustments. This update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Under this update, the adjustments are recognized in the reporting period in which the adjustment amounts are determined. This update should be applied prospectively. The Company adopted this update in the first quarter of fiscal year 2016. There was no material impact on the Company’s financial position, results of operations, or cash flows.
In November 2015, the FASB issued an update to ASC 740, Income Taxes: Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of current and noncurrent deferred tax liabilities and assets. Under this update, the deferred tax liabilities and assets are classified as noncurrent on the balance sheet. The update does not impact the current requirement that deferred tax liabilities and assets be offset and presented as a single amount. This update may be applied either prospectively or retrospectively. The Company adopted this update in the first quarter of fiscal year 2016 and has elected to apply this update prospectively. There was no material impact on the Company’s financial position, results of operations, or cash flows.
Recent Accounting Pronouncements or Updates That Are Not Yet Effective
In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This update should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in retained earnings. In August 2015, the FASB issued an update to defer the effective date of this update by one year. This update becomes effective and will be adopted by the Company in the first quarter of fiscal year 2019. Early adoption is not permitted for reporting periods before the first quarter of fiscal year 2018. The Company is currently evaluating the impact of this update on its consolidated financial statements.
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
In July 2015, the FASB issued an update to ASC 330, Inventory: Simplifying the Measurement of Inventory. Under this update, measurement of inventory is based on the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated cost of completion and disposal. This update does not apply to inventory that is measured using last-in, first-out or the retail inventory method. This update should be applied prospectively and will be adopted by the Company in the first quarter of fiscal year 2018. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
In January 2016, the FASB issued an update to ASC 825, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This update consists of eight provisions that provide guidance on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This update should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and prospectively for equity investments without readily determinable fair values. This update becomes effective and will be adopted by the Company in the first quarter of fiscal year 2019. Early adoption is permitted for two of the eight provisions. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued an update to ASC 842, Leases, that will supersede the existing lease guidance, including on-balance sheet recognition of operating leases for lessees. This update should be applied using a modified retrospective approach and will be adopted by the Company in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are primarily maintained at five major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of January 30, 2016, one customer individually accounted for 10% of total accounts receivable and no other customers individually accounted for more than 10% of total accounts receivable. As of October 31, 2015, one customer individually accounted for 17% of total accounts receivable and no other customers individually accounted for more than 10% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales allowances.
For the three months ended January 30, 2016, two customers individually accounted for 20% and 14% of the Company’s total net revenues for a combined total of 34% of total net revenues. For the three months ended January 31, 2015, three customers individually accounted for 20%, 14%, and 10% of the Company’s total net revenues for a combined total of 44% of total net revenues.
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

3. Acquisitions
In March 2015, the Company completed its acquisition of two businesses to strengthen its software networking portfolio. The total aggregate purchase price of the acquisitions was $96.1 million, consisting of $95.5 million in cash consideration, which is gross of $0.1 million of cash acquired as part of the acquisitions, and $0.5 million in non-cash consideration. No direct acquisition costs or integration costs were recorded for the three months ended January 30, 2016, or the three months ended January 31, 2015.
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
The RSUs are accounted for as stock-based compensation expense and reported, as applicable, within “Cost of revenues,” “Research and development,” “Sales and marketing,” and “General and administrative” on the Company’s Condensed Consolidated Statements of Income. For the three months ended January 30, 2016, the Company recognized $0.5 million of stock-based compensation expense related to these RSU awards.
The cash awards are accounted for as employee compensation expense and reported within “Research and development” on the Company’s Condensed Consolidated Statements of Income. For the three months ended January 30, 2016, the Company recognized $1.3 million of compensation expense related to these cash awards.

4. Goodwill and Intangible Assets
The following table summarizes goodwill activity by reportable segment during the three months ended January 30, 2016 (in thousands):

	Storage Area Networking (“SAN”) Products	Internet Protocol (“IP”) Networking Products	Global Services	Total
Balance at October 31, 2015
Goodwill	$176,325	$1,414,634	$155,416	$1,746,375
Accumulated impairment losses	—	(129,214)	—	(129,214)
	176,325	1,285,420	155,416	1,617,161
Tax adjustments (1)	(4)	—	—	(4)
Translation adjustments	—	(116)	—	(116)
Balance at January 30, 2016
Goodwill	176,321	1,414,518	155,416	1,746,255
Accumulated impairment losses	—	(129,214)	—	(129,214)
	$176,321	$1,285,304	$155,416	$1,617,041

(1)	The goodwill adjustments were primarily a result of tax benefits from the exercise of stock awards of acquired companies.
The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events occur or facts and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the annual goodwill impairment test, the Company uses the income approach, the market approach, or a combination thereof to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value by applying various observable market-based multiples to the reporting unit’s operating results and then applying an appropriate control premium. For the fiscal year 2015 annual goodwill impairment test, the Company used a combination of approaches to estimate each reporting unit’s fair value. At the time that the fiscal year 2015 annual goodwill impairment test was performed, the Company believed that the income approach and the market approach were equally representative of a reporting unit’s fair value.
Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions it believes to be reasonable but are inherently uncertain. Estimates and assumptions with respect to the determination of the fair value of its reporting units using the income approach include, among other inputs:

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
Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2015, the Company determined that no impairment needed to be recorded. As of January 30, 2016, no new events had occurred nor had any facts or circumstances changed since the annual goodwill impairment analysis performed during the second quarter of fiscal year 2015 that indicated that the fair values of the reporting units may be less than their current carrying amounts.

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The Company did not incur costs to renew or extend the term of any acquired finite-lived intangible assets during the three months ended January 30, 2016.
The following tables present details of the Company’s intangible assets, excluding goodwill (in thousands, except for weighted-average remaining useful life):

	January 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Trade names	$1,090	$471	$619	4.23
Core/developed technology (1) (2)	51,750	11,719	40,031	3.70
Patent portfolio license (3)	7,750	1,125	6,625	17.49
Customer relationships	23,110	3,233	19,877	6.94
Non-compete agreements	1,050	744	306	0.93
Patents with broader applications	1,040	58	982	14.13
Total finite-lived intangible assets	85,790	17,350	68,440	6.12
Indefinite-lived intangible assets, excluding goodwill:
In-process research and development (“IPR&D”) (1)	2,850	—	2,850
Total indefinite-lived intangible assets, excluding goodwill	2,850	—	2,850
Total intangible assets, excluding goodwill	$88,640	$17,350	$71,290

	October 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Trade names	$1,090	$415	$675	4.36
Core/developed technology (2)	40,530	9,605	30,925	3.49
Patent portfolio license (3)	7,750	849	6,901	17.74
Customer relationships	23,110	2,484	20,626	7.18
Non-compete agreements	1,050	664	386	1.17
Patents with broader applications	1,040	40	1,000	14.38
Total finite-lived intangible assets	74,570	14,057	60,513	6.55
Indefinite-lived intangible assets, excluding goodwill:
IPR&D (1)	15,110	—	15,110
Total indefinite-lived intangible assets, excluding goodwill	15,110	—	15,110
Total intangible assets, excluding goodwill	$89,680	$14,057	$75,623

(1)
Acquired IPR&D are intangible assets accounted for as indefinite-lived assets until the completion or abandonment of the associated research and development efforts. If the research and development efforts associated with the IPR&D are successfully completed, then the IPR&D intangible assets will be amortized over the estimated useful lives to be determined as of the date the efforts are completed. During the three months ended January 30, 2016, research and development efforts were completed on $12.3 million of the IPR&D intangible assets, and the completed IPR&D intangible assets are being amortized as Core/developed technology over an estimated useful life of five years. The research and development efforts associated with the remaining IPR&D intangible assets are expected to be completed in the second quarter of fiscal year 2016.

(2)	During the three months ended January 30, 2016, $1.0 million of finite-lived intangible assets became fully amortized and, therefore, were removed from the balance sheet.

(3)
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
Based on the results of the annual IPR&D impairment analysis performed during the second fiscal quarter of 2015, the Company determined that no impairment needed to be recorded. As of January 30, 2016, no new events had occurred nor had any facts or circumstances changed since the annual IPR&D impairment analysis performed during the second quarter of fiscal year 2015 that indicated that the fair value of the IPR&D assets may be less than the current carrying amount.
The amortization of finite-lived intangible assets is included in the following line items of the Company’s Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	January 30, 2016	January 31, 2015
Cost of revenues	$3,154	$637
General and administrative (1)	277	—
Amortization of intangible assets	902	138
Total	$4,333	$775

(1)	The amortization is related to the $7.8 million of perpetual, nonexclusive license to certain patents purchased during the fiscal year ended October 31, 2015.
The following table presents the estimated future amortization of finite-lived intangible assets as of January 30, 2016 (in thousands):

Fiscal Year	Estimated Future Amortization
2016 (remaining nine months)	$12,894
2017	16,757
2018	12,238
2019	8,709
2020	7,620
Thereafter	10,222
Total	$68,440

5. Balance Sheet Details
The following tables provide details of selected balance sheet items (in thousands):

	January 30, 2016	October 31, 2015
Inventories:
Raw materials	$18,433	$18,788
Finished goods	24,153	21,736
Inventories	$42,586	$40,524

	January 30, 2016	October 31, 2015
Property and equipment, net:
Gross property and equipment
Computer equipment	$16,262	$14,820
Software	68,456	67,625
Engineering and other equipment (1)	417,183	407,342
Furniture and fixtures (1)	32,262	31,028
Leasehold improvements	35,776	33,986
Land and building	385,539	385,415
Total gross property and equipment	955,478	940,216
Accumulated depreciation and amortization (1), (2)	(513,320)	(500,992)
Property and equipment, net	$442,158	$439,224

(1)
Engineering and other equipment, furniture and fixtures, and accumulated depreciation and amortization include the following amounts under capital leases as of January 30, 2016, and October 31, 2015 (in thousands):

	January 30, 2016	October 31, 2015
Cost	$1,312	$1,312
Accumulated depreciation	(939)	(857)
Property and equipment, net, under capital leases	$373	$455

(2)	The following table presents the depreciation of property and equipment included on the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	January 30, 2016	January 31, 2015
Depreciation expense	$18,479	$18,800

6. Fair Value Measurements
The Company applies fair value measurements for both financial and non-financial assets and liabilities. The Company does not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis as of January 30, 2016.
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

During the three months ended January 30, 2016, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Assets and liabilities measured and recorded at fair value on a recurring basis as of January 30, 2016, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of January 30, 2016	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,115,461	$1,115,461	$—	$—
Derivative assets	212	—	212	—
Total assets measured at fair value	$1,115,673	$1,115,461	$212	$—
Liabilities:
Derivative liabilities	$2,638	$—	$2,638	$—
Total liabilities measured at fair value	$2,638	$—	$2,638	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheets.
Assets and liabilities measured and recorded at fair value on a recurring basis as of October 31, 2015, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 31, 2015	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,184,410	$1,184,410	$—	$—
Derivative assets	709	—	709	—
Total assets measured at fair value	$1,185,119	$1,184,410	$709	$—
Liabilities:
Derivative liabilities	$1,125	$—	$1,125	$—
Total liabilities measured at fair value	$1,125	$—	$1,125	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheets.

7. Restructuring and Other Related Benefits
The following table provides details of “Restructuring and other related benefits” on the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	January 30, 2016	January 31, 2015
Lease loss reserve and related benefits	(566)	—

The following table provides a reconciliation of the Company’s beginning and ending restructuring liability balances (in thousands):

	Fiscal 2013 Fourth Quarter Restructuring Plan		Other Restructuring Plans
	Severance and Benefits	Lease Loss Reserve and Related Costs	Lease Loss Reserve and Related Costs	Total
Restructuring liabilities at October 31, 2015	$110	$1,811	$408	$2,329
Restructuring and other related benefits	—	(566)	—	(566)
Cash payments	—	(161)	(91)	(252)
Translation adjustment	(2)	(34)	—	(36)
Restructuring liabilities at January 30, 2016	$108	$1,050	$317	$1,475

Current restructuring liabilities at January 30, 2016	$108	$405	$317	$830
Non-current restructuring liabilities at January 30, 2016	$—	$645	$—	$645
Fiscal 2013 Fourth Quarter Restructuring Plan
During the fiscal year ended October 26, 2013, and the first quarter of fiscal year 2014, the Company restructured certain business operations and reduced the Company’s operating expense structure. The restructuring plan included a workforce reduction, as well as the cancellation of certain nonrecurring engineering agreements and exits from certain leased facilities. The restructuring plan was substantially completed in the first quarter of fiscal year 2014.
Other Restructuring Plans
The Company also recorded charges related to estimated facilities lease losses, net of expected sublease income, due to consolidation of real estate space as a result of acquisitions.
Cash payments for facilities that are part of the Company’s lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2021.
General
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the restructuring liabilities balance if necessary. During the three months ended January 30, 2016, the Company reversed $0.6 million of charges related to estimated facilities lease losses due to a change in lease terms for a certain facility.

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			January 30, 2016		October 31, 2015
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Convertible Senior Unsecured Notes:
2020 Convertible Notes	2020	1.375%	$575,000	4.98%	$575,000	4.98%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	300,000	4.83%
Capital lease obligations	2016	4.625%	215	4.63%	298	4.63%
Total gross long-term debt			875,215		875,298
Unamortized discount			(74,962)		(79,196)
Unamortized debt issuance costs			(1,935)		(2,025)
Current portion of long-term debt			(215)		(298)
Long-term debt, net of current portion			$798,103		$793,779

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
The 2020 Convertible Notes bear interest payable semiannually on January 1 and July 1 of each year, beginning on July 1, 2015. No payments were made toward the principal of the 2020 Convertible Notes during the three months ended January 30, 2016.
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

	January 30, 2016	October 31, 2015
Principal	$575,000	$575,000
Unamortized discount of the liability component	(72,161)	(76,311)
Net carrying amount of liability component	$502,839	$498,689
Carrying amount of equity component	$66,988	$70,765
As of January 30, 2016, the remaining period of amortization for the discount is 3.92 years. The amount of interest cost recognized for amortization of the discount and for the contractual interest coupon for the 2020 Convertible Notes was $4.2 million and $2.0 million, respectively, during the three months ended January 30, 2016. The amount of interest cost recognized for amortization of the discount and for the contractual interest coupon for the 2020 Convertible Notes was $0.7 million and $0.4 million, respectively, during the three months ended January 31, 2015.
As of January 30, 2016, and October 31, 2015, the fair value of the 2020 Convertible Notes was approximately $532.8 million and $568.0 million, respectively, which was estimated based on broker trading prices.
The 2020 Convertible Notes mature on January 1, 2020, unless repurchased or converted in accordance with their terms prior to such date. The 2020 Convertible Notes are not callable prior to their maturity. The 2020 Convertible Notes are convertible into shares of common stock of the Company under the circumstances described below. The initial conversion rate is 62.7746 shares of the Company’s common stock per $1,000 principal amount of the notes, which is equal to 36.1 million shares at an initial conversion price of approximately $15.93 per share.
The 2020 Convertible Notes contain provisions where the conversion rate is adjusted upon the occurrence of certain events, including if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. During the first fiscal quarter of 2016, the Board of Directors of the Company declared and paid a cash dividend in the amount of $0.045 per share. Accordingly, as of December 8, 2015, the conversion rate was adjusted to a rate of 62.9573 shares of the Company’s common stock per $1,000 principal amount of the notes, which is equal to 36.2 million shares at a conversion price of approximately $15.88 per share. However, because the adjustment resulted in a change to the conversion rate of less than 1%, as is allowed by the terms of the indenture governing the 2020 Convertible Notes, the Company elected to defer the administration and noteholder notification of such adjustment until the occurrence of (i) a subsequent adjustment to the conversion rate that results in a cumulative adjustment of at least 1% of the current conversion rate, (ii) the conversion of any 2020 Convertible Note, or (iii) certain other events requiring the adjustment to be made under the indenture governing the 2020 Convertible Notes.
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
As of January 30, 2016, the circumstances for conversion had not been triggered, and the 2020 Convertible Notes were not convertible. The if-converted value of the 2020 Convertible Notes as of January 30, 2016, did not exceed the principal amount of the 2020 Convertible Notes.
If a fundamental change, as specified in the terms of the indenture governing the 2020 Convertible Notes, occurs prior to the maturity date, holders of the notes may require the Company to repurchase the 2020 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2020 Convertible Notes repurchased, plus accrued and unpaid interest, if any, up to the repurchase date. As of January 30, 2016, a fundamental change had not occurred and the 2020 Convertible Notes were not re-purchasable.
Convertible Note Hedge and Warrants Related to the Convertible Senior Unsecured Notes
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge transactions with certain financial institutions (the “counterparties”) with respect to its common stock. Upon conversion of the 2020 Convertible Notes, the convertible note hedge transactions give the Company the right to acquire from the counterparties, subject to anti-dilution adjustments substantially similar to those in the 2020 Convertible Notes, initially approximately 36.1 million shares of the Company’s common stock at an initial strike price of $15.93 per share. Because a dividend in an amount greater than $0.035 per share was declared and paid effective beginning in the third fiscal quarter of 2015, the strike price under the convertible note hedge transactions has been adjusted to approximately $15.88 per share as of December 8, 2015. The convertible note hedge transactions are expected generally to reduce the potential common stock dilution and/or offset potential cash payments in excess of the principal amount of converted notes upon conversion of the notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions. The convertible note hedge transactions will be terminated on the maturity date of the 2020 Convertible Notes or earlier under certain circumstances. The $86.1 million cost of the convertible note hedge transactions has been accounted for as an equity transaction.
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
Under the terms of the warrants, the strike price and number of shares to be acquired by the holders of the warrants are adjusted if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. Accordingly, the terms of the warrants were adjusted to reflect the payment of a cash dividend in the amount of $0.045 per share beginning in the third fiscal quarter of 2015, and, as of December 8, 2015, the holders of the warrants have the right to acquire up to approximately 36.2 million shares of the Company’s common stock at a strike price of approximately $20.59 per share.
See Note 15, “Net Income per Share,” of the Notes to Condensed Consolidated Financial Statements for further discussion of the dilutive impact of the 2020 Convertible Notes and the convertible note hedge and warrant transactions.
Senior Unsecured Notes
In January 2013, the Company issued 4.625% senior unsecured notes in the aggregate principal amount of $300.0 million due 2023 (the “2023 Notes”) pursuant to an indenture, dated as of January 22, 2013 (the “2023 Indenture”), between the Company, certain domestic subsidiaries of the Company that have guaranteed the Company’s obligations under the 2023 Notes, and Wells Fargo Bank, National Association, as the trustee. The guarantees of the 2023 Notes were released upon the termination of the Senior Secured Credit Facility and discharge of the 2020 Indenture in the first fiscal quarter of 2015.
The 2023 Notes bear interest payable semiannually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the three months ended January 30, 2016.

As of January 30, 2016, and October 31, 2015, the fair value of the 2023 Notes was approximately $289.0 million and $293.9 million, respectively, which was estimated based on broker trading prices.
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
The 2023 Indenture contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to:

•	Incur certain liens and enter into certain sale-leaseback transactions;

•	Create, assume, incur, or guarantee additional indebtedness of the Company’s subsidiaries without such subsidiaries guaranteeing the 2023 Notes on a pari passu basis; and

•	Enter into certain consolidation or merger transactions, or convey, transfer, or lease all or substantially all of the Company’s or its subsidiaries’ assets.
These covenants are subject to a number of limitations and exceptions as set forth in the 2023 Indenture. The 2023 Indenture also includes customary events of default, including cross-defaults to other debt of the Company and its subsidiaries.
Senior Secured Notes
In January 2010, the Company issued $300.0 million in aggregate principal amount of the 2020 Notes pursuant to an indenture, dated as of January 20, 2010, between the Company, certain domestic subsidiaries of the Company, and Wells Fargo Bank, National Association, as the trustee (the “2020 Indenture”). Interest on the 2020 Notes was payable semiannually on January 15 and July 15 of each year. The Company’s obligations under the 2020 Notes were previously guaranteed by certain of the Company’s domestic subsidiaries and secured by a lien on substantially all of the Company’s and the subsidiary guarantors’ assets.
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
In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs accounting, the Company expensed the Call Premium, remaining debt issuance costs, and remaining original issue discount relating to the 2020 Notes in the first quarter of fiscal year 2015, which totaled $20.4 million. The Company reported this expense within “Interest expense” on the Company’s Condensed Consolidated Statements of Income for the three months ended January 31, 2015.

Debt Maturities
As of January 30, 2016, the Company’s aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2016 (remaining nine months)	$215
2017	—
2018	—
2019	—
2020	575,000
Thereafter	300,000
Total	$875,215

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 30, 2016, and January 31, 2015 (in thousands):

	Accrued Warranty
	Three Months Ended
	January 30, 2016	January 31, 2015
Beginning balance	$7,599	$7,486
Liabilities accrued for warranties issued during the period	978	1,262
Warranty claims paid and used during the period	(1,144)	(1,114)
Changes in liability for pre-existing warranties during the period	(225)	(446)
Ending balance	$7,208	$7,188
In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s products, both alone and in certain circumstances when in combination with other products and services, for infringement of any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 30, 2016, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
Manufacturing and Purchase Commitments
Brocade has manufacturing arrangements with its CMs under which Brocade provides product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. Brocade issues purchase orders, and the CMs then generate invoices based on prices and payment terms mutually agreed upon and set forth in those purchase orders. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs. In addition, Brocade has an arrangement with one of its CMs regarding factory capacity that can be used by the Company. Under this arrangement, the Company receives a credit for exceeding the planned utilization of factory capacity and, conversely, is required to pay additional fees for under-utilizing the planned capacity.
As of January 30, 2016, the Company’s aggregate commitment to its CMs for inventory components used in the manufacture of Brocade products was $174.0 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $1.4 million, which is reported within “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet as of January 30, 2016. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to utilize in normal ongoing operations.

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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the three months ended January 30, 2016, were the British pound, the euro, the Indian rupee, the Chinese yuan, the Singapore dollar, the Swiss franc, and the Japanese yen. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements.
The Company utilizes a rolling hedge strategy for the majority of its foreign currency derivative instruments to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. All of the Company’s foreign currency forward contracts are single delivery, which are settled at maturity involving one cash payment. The Company’s foreign currency risk management program includes foreign currency derivatives with a cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than 15 months. For these derivatives, the Company initially reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive loss was not significant for the three months ended January 30, 2016, and January 31, 2015.
Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income (loss), net.” The amount recorded on ineffective cash flow hedges was not significant for the three months ended January 30, 2016, and January 31, 2015.

Net losses relating to the effective portion of foreign currency derivatives recorded in the Company’s Condensed Consolidated Statements of Income are as follows (in thousands):

	Three Months Ended
	January 30, 2016	January 31, 2015
Cost of revenues	$(94)	$(136)
Research and development	(199)	(35)
Sales and marketing	(374)	(454)
General and administrative	(27)	(58)
Total	$(694)	$(683)
Alternatively, the Company may choose not to hedge the foreign currency risk associated with its foreign currency exposures if the Company believes such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge.
The net foreign currency exchange gains and losses recorded as part of “Interest and other income (loss), net” were losses of $0.3 million and $1.0 million for the three months ended January 30, 2016, and January 31, 2015, respectively.
As of January 30, 2016, the Company had gross unrealized loss positions of $2.6 million and gross unrealized gain positions of $0.2 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.
Volume of Derivative Activity
All derivatives are designated as hedging instruments as of January 30, 2016, and October 31, 2015. Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments
In U.S. dollars	January 30, 2016	October 31, 2015
British pound	$32,080	$46,330
Euro	30,249	40,961
India rupee	25,837	35,647
Chinese yuan	10,954	15,129
Singapore dollar	9,830	13,745
Swiss franc	6,708	9,265
Japanese yen	6,592	8,809
Total	$122,250	$169,886

11. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, is included in the following line items of the Company’s Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	January 30, 2016	January 31, 2015
Cost of revenues	$2,905	$3,816
Research and development	5,476	4,933
Sales and marketing	11,078	9,843
General and administrative	4,585	5,490
Total stock-based compensation expense	$24,044	$24,082

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended
	January 30, 2016	January 31, 2015
Stock options	$729	$1,356
RSUs, including restricted stock units with market conditions	19,793	17,934
Employee stock purchase plan (“ESPP”)	3,522	4,792
Total stock-based compensation expense	$24,044	$24,082
The following table presents the unrecognized compensation expense, net of estimated forfeitures, by grant type and the related weighted-average periods over which this expense is expected to be recognized as of January 30, 2016 (in thousands, except for the weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (In years)
Stock options	$1,820	0.99
RSUs, including restricted stock units with market conditions	$121,904	1.99
ESPP	$10,009	1.08
The following table presents details on grants made by the Company for the following periods:

	Three Months Ended
	January 30, 2016		January 31, 2015
	Granted (Shares in thousands)	Weighted-Average Grant Date Fair Value	Granted (Shares in thousands)	Weighted-Average Grant Date Fair Value
Stock options	—	$—	1,117	$3.09
RSUs, including stock units with market conditions	3,476	$7.96	3,641	$10.87
The total intrinsic value of stock options exercised for the three months ended January 30, 2016, and January 31, 2015, was $0.1 million and $1.0 million, respectively.

12. Stockholders’ Equity
Dividends
During the three months ended January 30, 2016, the Company’s Board of Directors declared the following dividends (in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount Paid	Payment Date
November 22, 2015	$0.045	December 10, 2015	$18,429	January 4, 2016
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

Accumulated Other Comprehensive Loss
The components of other comprehensive loss and related tax effects for the three months ended January 30, 2016, and January 31, 2015, are as follows (in thousands):

	Three Months Ended
	January 30, 2016			January 31, 2015
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$(2,413)	$113	$(2,300)	$(2,179)	$405	$(1,774)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	694	(68)	626	683	(80)	603
Net unrealized gains (losses) on cash flow hedges	(1,719)	45	(1,674)	(1,496)	325	(1,171)
Foreign currency translation adjustments	(2,203)	—	(2,203)	(4,221)	—	(4,221)
Total other comprehensive loss	$(3,922)	$45	$(3,877)	$(5,717)	$325	$(5,392)

(1)
For Condensed Consolidated Statements of Income classification of amounts reclassified from accumulated other comprehensive loss, see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements.

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended January 30, 2016, and January 31, 2015, are as follows (in thousands):

	Three Months Ended
	January 30, 2016			January 31, 2015
	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Beginning balance	$(1,539)	$(23,463)	$(25,002)	$(1,907)	$(16,907)	$(18,814)
Change in unrealized gains and losses	(2,300)	(2,203)	(4,503)	(1,774)	(4,221)	(5,995)
Net gains and losses reclassified into earnings	626	—	626	603	—	603
Net current-period other comprehensive loss	(1,674)	(2,203)	(3,877)	(1,171)	(4,221)	(5,392)
Ending balance	$(3,213)	$(25,666)	$(28,879)	$(3,078)	$(21,128)	$(24,206)

13. Income Taxes
In general, the Company’s provision for income taxes differs from the tax computed at the U.S. federal statutory tax rate due to state taxes, the effect of non-U.S. operations being taxed at rates lower than the U.S. federal statutory tax rate, nondeductible stock-based compensation expense, tax credits, and adjustments to unrecognized tax benefits. Earnings of the Company’s subsidiaries outside of the United States primarily relate to its European and Asia Pacific businesses.
The effective tax rate for the three months ended January 30, 2016, was lower than the U.S. federal statutory tax rate of 35% and lower compared with the three months ended January 31, 2015, primarily due to the benefits from the domestic manufacturing deduction, which was not available for the three months ended January 31, 2015, and the federal research and development tax credit, which was permanently reinstated retroactive to January 1, 2015, by the passage of the Protecting Americans from Tax Hikes Act of 2015. The Company recorded a discrete benefit related to the research and development credit which reduced the Company’s effective tax rate for the three months ended January 30, 2016, and a benefit reducing the effective annual tax rate for fiscal year 2016.
The Company’s total gross unrecognized tax benefits, excluding interest and penalties, were $126.6 million as of January 30, 2016. If the total gross unrecognized tax benefits as of January 30, 2016, were recognized in the future, approximately $87.4 million would decrease the Company’s effective tax rate.

The IRS and other tax authorities regularly examine the Company’s income tax returns. In October 2014, the IRS issued a Revenue Agent’s Report related to its field examination of the Company’s federal income tax returns for fiscal years 2009 and 2010. The IRS is contesting certain assumptions used to support the Company’s transfer pricing with its foreign subsidiaries. In November 2014, the Company filed a protest to challenge the proposed adjustment, and in March 2015, the issue was moved to the Office of Appeals. In addition, in October 2014, the Geneva Tax Administration issued its final assessments for fiscal years 2003 to 2012, disputing certain of the Company’s transfer pricing arrangements. In November 2014, the Company filed a protest to challenge the final assessments. The Company believes that reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. Before the end of fiscal year 2016, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to its unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments, and the impact of such settlements on the uncertainty in income taxes, the Company estimates the range of potential decreases in underlying uncertainty in income tax is between $0 and $4 million in the next 12 months.

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
At this time, the Company does not track its operating expenses by operating segments because management does not consider this information in its measurement of the performance of the operating segments. The Company also does not track all of its assets by operating segments. The majority of the Company’s assets as of January 30, 2016, were attributable to its U.S. operations.
Summarized financial information by reportable segment for the three months ended January 30, 2016, and January 31, 2015, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended January 30, 2016
Net revenues	$347,058	$134,109	$93,117	$574,284
Cost of revenues	81,204	62,893	41,372	185,469
Gross margin	$265,854	$71,216	$51,745	$388,815
Three months ended January 31, 2015
Net revenues	$353,399	$132,839	$90,001	$576,239
Cost of revenues	85,725	64,201	36,630	186,556
Gross margin	$267,674	$68,638	$53,371	$389,683

15. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	January 30, 2016	January 31, 2015
Basic net income per share
Net income	$93,646	$87,267
Weighted-average shares used in computing basic net income per share	407,902	428,536
Basic net income per share	$0.23	$0.20
Diluted net income per share
Net income	$93,646	$87,267
Weighted-average shares used in computing basic net income per share	407,902	428,536
Dilutive potential common shares in the form of stock options	1,332	1,734
Dilutive potential common shares in the form of other share-based awards	5,851	8,886
Weighted-average shares used in computing diluted net income per share	415,085	439,156
Diluted net income per share	$0.23	$0.20
Antidilutive potential common shares in the form of: (1)
Warrants issued in conjunction with the 2020 Convertible Notes (2)	36,200	7,140
Stock options	1,874	577
Other share-based awards	984	—

(1)	These amounts are excluded from the computation of diluted net income per share.

(2)
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge and warrant transactions as described in Note 8, “Borrowings.” The 2020 Convertible Notes have no impact on diluted earnings per share until the average quarterly price of the Company’s common stock exceeds the adjusted conversion price of $15.88 per share. If the common stock price exceeds this adjusted conversion price, then, prior to conversion, the Company will calculate the effect of the additional shares that may be issued using the treasury stock method. If the average price of the Company’s common stock exceeds $20.59 per share for a quarterly period, the Company’s weighted-average shares used in computing diluted net income per share will be impacted by the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The convertible note hedge is not considered for purposes of the diluted earnings per share calculation, as its effect would be antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on December 22, 2015. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “expects,” “anticipates,” “assumes,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “should,” “could,” and variations of such words and similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” below.

Overview
We are a leading supplier of networking hardware, software, and services for businesses and organizations of various types and sizes. Our end customers include global enterprises and other organizations that use our products and services as part of their communications infrastructure and service providers, such as telecommunication firms, cable operators, and mobile carriers that use our products and services as part of their commercial operations. Our business model is focused on two key markets: Storage Area Networking (“SAN”), where we offer our SAN products, including modular directors, fixed-configuration and embedded switches, as well as network management and monitoring capabilities; and Internet Protocol (“IP”) Networking, where we offer IP routers, Ethernet switches, network security, analytics, and monitoring, as well as products used to manage application delivery. Our IP Networking products are available in modular and fixed hardware-based form factors and can be deployed in both traditional network and next-generation fabric designs. Our IP Networking products also include a range of virtualized network software offerings, including a virtual routing software suite and application delivery controller and load balancer offerings. In addition, for mobile service providers, our products include a virtual evolved packet core (“vEPC”) solution and a software analytics probe and application monitoring application. We also provide product-related customer support and services in both our SAN business and IP Networking business.
Key customer information technology (“IT”) initiatives, such as virtualization, enterprise mobility, data center consolidation, cloud computing, and migration to higher-performance technologies, such as solid state storage, continue to rely on our mission-critical SAN-based solutions. We are known as a storage networking innovator and have a leading SAN market share position. Our SAN business strategy is to continue to expand and diversify our partner base and introduce new, innovative solutions for both our large installed base and potential new customers. During the past fiscal year, we added several new SAN partners, expanded relationships with existing partners, and introduced new products, such as the Brocade Analytics Monitoring Platform. This new platform provides customers the ability to improve operational performance, stability, and security within their storage environments.
Our IP Networking business strategies are intended to increase new customer accounts and expand our current market share through product innovations, such as our Ethernet fabric switches and virtualized software networking products (also known as software-defined networking (“SDN”), network functions virtualization (“NFV”), and network visibility and analytics (“NVA”)), and the development and expansion of our routes to market. Success of our IP Networking business, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures, and our future success in this area would be negatively impacted if this technological transition does not occur at the anticipated rate or at all. While our software networking product revenues have not been material to date, there is customer interest in software networking products, and we believe that customers prefer to buy networking products from suppliers that offer a portfolio of solutions that address their current and future needs. We plan to continue to support our growth strategy with continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging technologies such as SDN, NFV, and NVA, introducing new products, making strategic acquisitions, and enhancing our existing partnerships and forming new partnerships through our various distribution channels.
We continue to face multiple challenges, including aggressive price discounting from competitors, new product introductions from competitors, and rapid adoption of new technologies by customers, as our industry transitions from network architectures based solely on specialized networking hardware to new architectures based on software, servers, and a mix of proprietary and commodity networking hardware. We also continue to be affected by worldwide macroeconomic conditions, and face the possibility that these conditions could deteriorate and create a more cautious capital spending environment in the IT sector. In addition, U.S. federal customers are important to our business, and spending by the U.S. government can be variable and difficult to predict. We are also cautious about the stability and health of certain international markets and current global and country-specific dynamics, such as the drop in the value of the euro and the Chinese yuan versus the U.S. dollar in the past fiscal year, slowing economic growth in China, and Russia-related geopolitical uncertainty. These factors may impact our business and those of our partners. Our diversified portfolio of products helps mitigate the effect of some of these challenges, and we expect IT spending levels to generally rise in the long term. In addition, we are making investments in software offerings and people with software-oriented skill sets to adapt as the market transitions. However, it is difficult for us to offset the effects of short-term reductions in IT spending.
We expect our SAN and IP Networking revenues to fluctuate depending on the demand for our existing and future products and services, and the quality of the sales support for our products and services from our distribution and reseller partners, as well as the timing of product transitions by our original equipment manufacturer (“OEM”) partners. The average selling prices per port for our SAN and IP Networking products have typically declined over time, unless impacted favorably by a new product introduction or product mix, and will likely decline in the future.

We continue to expand our software networking capabilities through technology innovation and strategic acquisitions. In September 2014, we completed an acquisition that enhances our leadership in NFV technology and gives us a new market to address with visibility and analytics solutions for mobile operators. In March 2015, we completed two acquisitions, in which we acquired a virtual application delivery controller (“vADC”) software product line and a vEPC software product line, respectively. The acquired vADC software expands our NFV portfolio and addresses the needs of service providers and enterprise accounts. The acquired vEPC software, which has formed the basis for a mobility platform for building open, next-generation networks, primarily addresses emerging mobile applications and services, including advanced mobile virtual network operators and enterprise mobile services, like mobile virtual private networks. In addition to these acquisitions, in April 2015, we launched a portfolio of IP Networking products designed specifically to support IP storage deployments.
Our plans for our operating cash flows are to provide liquidity for operations, capital investment, and other strategic initiatives, including investments and acquisitions to strengthen our networking portfolios, and to return capital to stockholders in the form of stock repurchases and cash dividends. In September 2015, we reconfirmed our intent to return at least 60% of our annual adjusted free cash flow to stockholders in the form of stock repurchases or dividends. We define adjusted free cash flow as operating cash flow, adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditures. In the first quarter of fiscal year 2016, our Board of Directors declared and paid a quarterly cash dividend of $0.045 per share of our common stock for a total of $18.4 million. On February 16, 2016, our Board of Directors declared a quarterly cash dividend of $0.045 per share of our common stock to be paid on April 4, 2016, to stockholders of record as of the close of market on March 10, 2016. Future dividend payments are subject to review and approval on a quarterly basis by our Board of Directors.

Overview of Financial Results
The following table provides an overview of some of our financial results (in thousands, except percentages):

	Three Months Ended
	January 30, 2016	January 31, 2015
Total net revenues	$574,284	$576,239
Gross margin	$388,815	$389,683
Gross margin, as a percentage of total net revenues	67.7%	67.6%
Income from operations	$120,966	$139,405
Income from operations, as a percentage of total net revenues	21.1%	24.2%
Net income	$93,646	$87,267

Results of Operations
Our results of operations for the three months ended January 30, 2016, and January 31, 2015, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each reportable segment, which is indicated as a percentage of the respective reportable segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 30, 2016		January 31, 2015
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
SAN Products	$347,058	60.4%	$353,399	61.3%	$(6,341)	(1.8)%
IP Networking Products	134,109	23.4%	132,839	23.1%	1,270	1.0%
Global Services	93,117	16.2%	90,001	15.6%	3,116	3.5%
Total net revenues	$574,284	100.0%	$576,239	100.0%	$(1,955)	(0.3)%
The decrease in total net revenues for the three months ended January 30, 2016, compared with the three months ended January 31, 2015, reflects lower sales for our SAN products, partially offset by higher sales for our Global Services offerings and IP Networking products, as further described below.

•
The decrease in SAN product revenues was caused by a decrease in embedded and fixed-configuration switch product revenues, primarily due to softer industry storage demand, partially offset by an increase in director product revenues primarily due to continued demand for modular directors, which provide higher performance, port density, and scalability than fixed-configuration switches. The number of ports shipped decreased by 8.4% during the three months ended January 30, 2016, due to the decrease in embedded and fixed-configuration switch sales, the effect of which was partially offset by a 7.2% increase in the average selling price per port due to a shift in product mix towards more feature-rich director products;

•
The increase in IP Networking product revenues primarily reflects higher revenues from our campus switching products, partly due to the increased revenue generated by the U.S federal government funding technology improvements for schools, commonly known as the E-Rate program, as well as higher software networking revenues. This increase was partially offset by a decrease in data center routing and switching product revenues primarily due to weaker demand from large network carrier and federal customers. Software networking revenues increased due to the vADC software product line acquired in the second quarter of fiscal year 2015 and increased usage of our virtual routers by cloud service providers; and

•
The increase in Global Services revenues was primarily due to an increase in initial and renewal support contracts related to our vADC software product line acquired in the second quarter of fiscal year 2015, an increase in renewal support contracts for our SAN products, and an increase in IP Networking professional services revenues.

Our total net revenues by geographic area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 30, 2016		January 31, 2015
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
United States (“U.S.”)	$316,351	55.1%	$331,094	57.5%	$(14,743)	(4.5)%
Europe, the Middle East and Africa (1)	153,055	26.6%	160,568	27.9%	(7,513)	(4.7)%
Asia Pacific	66,578	11.6%	54,925	9.5%	11,653	21.2%
Japan	24,585	4.3%	20,332	3.5%	4,253	20.9%
Canada, Central and South America	13,715	2.4%	9,320	1.6%	4,395	47.2%
Total net revenues	$574,284	100.0%	$576,239	100.0%	$(1,955)	(0.3)%

(1)	Includes net revenues of $104.2 million and $110.8 million for the three months ended January 30, 2016, and the three months ended January 31, 2015, respectively, relating to the Netherlands.

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
International revenues for the three months ended January 30, 2016, increased to 44.9% as a percentage of total net revenues compared with 42.5% for the three months ended January 31, 2015, primarily due to a shift in OEM customer mix for our SAN products.
A significant portion of our revenues is concentrated among a relatively small number of OEM customers. For the three months ended January 30, 2016, two customers individually accounted for 20% and 14% of our total net revenues for a combined total of 34% of total net revenues. For the three months ended January 31, 2015, three customers individually accounted for 20%, 14%, and 10% of our total net revenues for a combined total of 44% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.
Gross margin. Gross margin as stated below is indicated as a percentage of the respective reportable segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 30, 2016		January 31, 2015
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/(Decrease)	% Points Change
SAN Products	$265,854	76.6%	$267,674	75.7%	$(1,820)	0.9%
IP Networking Products	71,216	53.1%	68,638	51.7%	2,578	1.4%
Global Services	51,745	55.6%	53,371	59.3%	(1,626)	(3.7)%
Total gross margin	$388,815	67.7%	$389,683	67.6%	$(868)	0.1%
The changes in gross margin percentage for each reportable segment for the three months ended January 30, 2016, compared with the three months ended January 31, 2015, were primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues increased 0.7% due to product cost reductions, as well as a more favorable mix of SAN products as the mix shifted towards director products, which, being more feature-rich, carry a higher product margin than embedded and fixed-configuration switch products;

•
IP Networking gross margins relative to net revenues increased 3.4% due to product cost reductions, a favorable shift towards higher margin software networking products, and favorable product transitions on campus switching products. The increases in IP Networking gross margins were partially offset by a 1.9% increase relative to net revenues related to amortization of IP Networking-related intangible assets acquired in the second quarter of fiscal year 2015. In addition, IP Networking gross margins also decreased 0.3% relative to net revenues primarily due to higher excess and obsolete inventory charges; and

•
Global Services gross margins relative to net revenues decreased primarily due to higher salaries for increased staffing related to our continued focus on customer satisfaction and our software business, as well as higher variable incentive compensation.

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
R&D expenses are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 30, 2016		January 31, 2015
	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
R&D expenses	$93,257	16.2%	$85,231	14.8%	$8,026	9.4%
R&D expenses increased for the three months ended January 30, 2016, compared with the three months ended January 31, 2015, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$9,213
Outside services expense	(506)
Various individually insignificant items	(681)
Total change	$8,026
Salaries and other compensation increased primarily due to increased personnel from the acquisitions that occurred in fiscal year 2015 and from the growth in our engineering staffing due to the expanded focus on our software product lines, higher variable incentive compensation, annual merit-based increases in salaries, and an increase in the cost of employment-related benefits. Outside services expense decreased primarily due to a decrease in outside engineering services for software networking product development as much of this work is now being performed by our engineering workforce.
Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and allocated expenses related to legal, IT, facilities, and other shared functions.
Sales and marketing expenses are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 30, 2016		January 31, 2015
	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Sales and marketing expenses	$151,827	26.4%	$140,238	24.3%	$11,589	8.3%
Sales and marketing expenses increased for the three months ended January 30, 2016, compared with the three months ended January 31, 2015, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$9,531
Stock-based compensation expense	1,235
Outside services and other marketing expense	1,053
Various individually insignificant items	(230)
Total change	$11,589
Salaries and other compensation increased primarily as a result of increased personnel associated with the acquired vADC software product line, annual merit-based increases in salaries, an increase in the cost of employment-related benefits, and higher variable incentive compensation. Stock-based compensation expense increased primarily due to higher grant date per-unit fair values of restricted stock units granted to employees in the recent years. Outside services and other marketing expense increased primarily due to increased investment in the go-to-market strategy for our software business.

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
G&A expenses are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 30, 2016		January 31, 2015
	Expense	% of Net Revenues	Expense	% of Net Revenues	Decrease	% Change
G&A expenses	$22,429	3.9%	$24,671	4.3%	$(2,242)	(9.1)%
G&A expenses decreased for the three months ended January 30, 2016, compared with the three months ended January 31, 2015, primarily due to the following (in thousands):

Decrease
Stock-based compensation expense	$(905)
Salaries and other compensation	(620)
Various individually insignificant items	(717)
Total change	$(2,242)
Stock-based compensation expense decreased primarily due to lower expense related to our performance-based restricted stock units granted to employees. Salaries and other compensation decreased primarily as a result of lower bonuses related to our software business initiative.
Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 30, 2016		January 31, 2015
	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Amortization of intangible assets	$902	0.2%	$138	—%	$764	553.6%
The increase in amortization of intangible assets for the three months ended January 30, 2016, compared with the three months ended January 31, 2015, was primarily due to the addition of intangible assets in connection with our acquisitions completed in the second fiscal quarter of 2015 (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
Restructuring and other related benefits. Restructuring and other related benefits are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 30, 2016		January 31, 2015
	Benefit	% of Net Revenues	Benefit	% of Net Revenues	Increase	% Change
Restructuring and other related benefits	$(566)	(0.1)%	$—	—%	$(566)	*

* Not meaningful
Restructuring and other related benefits for the three months ended January 30, 2016, were primarily due to a favorable change in lease terms for a certain facility. We did not incur any restructuring and other related benefits for the three months ended January 31, 2015 (see Note 7, “Restructuring and Other Related Benefits,” of the Notes to Condensed Consolidated Financial Statements).

Interest expense. Interest expense primarily represents the interest cost associated with our senior secured notes, senior unsecured notes, and convertible senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Interest expense is summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 30, 2016		January 31, 2015
	Expense	% of Net Revenues	Expense	% of Net Revenues	Decrease	% Change
Interest expense	$(9,865)	(1.7)%	$(25,424)	(4.4)%	$15,559	61.2%
In January 2015, we issued $575.0 million in aggregate principal amount of 1.375% convertible senior unsecured notes due 2020 (the “2020 Convertible Notes”) in a private placement. The proceeds from this offering were used to redeem all of the outstanding 6.875% senior secured notes due 2020 (the “2020 Notes”), which had a higher interest rate, and for general corporate purposes. Interest expense decreased for the three months ended January 30, 2016, compared with the three months ended January 31, 2015, primarily due to the $15.1 million expense that we recorded in the first quarter of fiscal year 2015 for the call premium, debt issuance costs, and original issue discount relating to the redemption of our 2020 Notes. The decrease in interest expense was also due to the refinancing of the 2020 Notes at a lower interest rate.
Interest and other income (loss), net. Interest and other income (loss), net, is summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 30, 2016		January 31, 2015
	Income	% of Net Revenues	Loss	% of Net Revenues	Increase	% Change
Interest and other income (loss), net	$669	0.1%	$(559)	(0.1)%	$1,228	219.7%
Interest and other income, net, for the three months ended January 30, 2016, was primarily related to an increase in interest income for our money market funds due to an increase in interest rates. Interest income and other loss, net, for the three months ended January 31, 2015, was primarily related to foreign currency exchange losses as a result of the weakening of foreign currencies against the U.S. dollar.
Income tax expense. Income tax expense and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended
	January 30, 2016	January 31, 2015
Income tax expense	$18,124	$26,155
Effective tax rate	16.2%	23.1%
In general, our provision for income taxes differs from the tax computed at the U.S. federal statutory tax rate due to state taxes, the effect of non-U.S. operations being taxed at rates lower than the U.S. federal statutory tax rate, nondeductible stock-based compensation expense, tax credits, and adjustments to unrecognized tax benefits. Earnings of our subsidiaries outside of the United States primarily relate to our European and Asia Pacific businesses.
The effective tax rate for the three months ended January 30, 2016, was lower than the U.S. federal statutory tax rate of 35% and lower compared with the three months ended January 31, 2015, primarily due to the benefits from the domestic manufacturing deduction, which was not available for the three months ended January 31, 2015, and the federal research and development tax credit, which was permanently reinstated retroactive to January 1, 2015, by the passage of the Protecting Americans from Tax Hikes Act of 2015. We recorded a discrete benefit related to the research and development credit which reduced our effective tax rate for the three months ended January 30, 2016, and a benefit reducing the effective annual tax rate for fiscal year 2016.

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
For further discussion of our income tax provision, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	January 30, 2016	October 31, 2015	Decrease
	(In thousands)
Cash and cash equivalents	$1,392,009	$1,440,882	$(48,873)
Percentage of total assets	36%	36%
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

Financial Condition
In September 2015, we reconfirmed our intent to return at least 60% of our annual adjusted free cash flow to stockholders in the form of stock repurchases or cash dividends. Adjusted free cash flow is operating cash flow, adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditures. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. Beginning in the third quarter of fiscal year 2015, our Board of Directors increased our quarterly cash dividend to $0.045 per share of our common stock. Dividends of $0.045 per share were declared and paid in the first quarter of fiscal year 2016. On February 16, 2016, our Board of Directors declared a quarterly cash dividend of $0.045 per share of our common stock to be paid on April 4, 2016, to stockholders of record as of the close of market on March 10, 2016. Future dividends are subject to review and approval on a quarterly basis by our Board of Directors.
For the three months ended January 30, 2016, we generated $112.2 million in cash from operating activities, which was due to our net income excluding non-cash items, partially offset by cash used for changes in assets and liabilities.
Net cash used in investing activities for the three months ended January 30, 2016, totaled $23.6 million and was primarily the result of $23.8 million in purchases of property and equipment.
Net cash used in financing activities for the three months ended January 30, 2016, totaled $136.2 million and was primarily the result of $144.5 million in stock repurchases and $18.4 million in cash dividend payments, partially offset by the $19.5 million in proceeds from the issuance of common stock from Employee Stock Purchase Plan purchases and stock option exercises, and $7.4 million in excess tax benefits from stock-based compensation. For the three months ended January 30, 2016, we repurchased 15.4 million shares of our common stock pursuant to our stock repurchase program.

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

Three Months Ended January 30, 2016, Compared to Three Months Ended January 31, 2015
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities increased by $101.8 million primarily due to increased accounts receivable collections and lower payments with respect to employee variable incentive compensation.
Investing Activities. Net cash used in investing activities decreased by $0.4 million primarily due to $7.8 million of cash used in the first quarter of fiscal year 2015 for the purchase of a license to certain patents to strengthen our portfolio of defensive patents, partially offset by an increase of $7.3 million of cash used to purchase property and equipment during the three months ended January 30, 2016.
Financing Activities. Net cash provided by financing activities decreased by $258.4 million. The decrease was primarily due to the proceeds received in the first quarter of fiscal year 2015 from the issuance of the 2020 Convertible Notes and related warrants, net of the increase in restricted cash to redeem the 2020 Notes in February 2015 and the cash used for the purchase of convertible hedge options in connection with the issuance of the 2020 Convertible Notes. The decrease was also due to a $15.5 million increase in common stock repurchases in the first quarter of fiscal year 2016 as compared with the first quarter of fiscal year 2015.

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
Our existing cash and cash equivalents totaled $1,392.0 million as of January 30, 2016. Of this amount, approximately 69% was held by our foreign subsidiaries. We do not currently anticipate a need for these funds held by our foreign subsidiaries for our domestic operations, and our intent is to indefinitely reinvest such funds outside of the United States. Under current tax laws and regulations, if these funds are distributed to any of our U.S. entities in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Unsecured Notes. In January 2013, we issued $300.0 million in aggregate principal amount of the 2023 Notes. We used the proceeds and cash on hand to redeem all of the outstanding principal amount of senior secured notes due 2018 in the second quarter of fiscal year 2013.

Convertible Senior Unsecured Notes. In January 2015, we issued $575.0 million in aggregate principal amount of the 2020 Convertible Notes. Net of an original issue discount, we received $565.7 million in proceeds from the offering of the 2020 Convertible Notes. We used a portion of the net proceeds to discharge the 2020 Indenture and redeem all of the outstanding principal amount of the 2020 Notes, pay $35.0 million for the cost of the convertible note hedge transactions, net of the proceeds from the issuance of warrants, and to repurchase approximately 4.1 million shares of our common stock for $48.9 million at a purchase price of $11.80 per share, which was the closing price on January 8, 2015, the date of the pricing of the 2020 Convertible Notes. We intend to use the remaining net proceeds of $159.6 million for general corporate purposes, including potential acquisitions and other business development activities. The 2020 Convertible Notes are unsecured and have a significantly lower interest rate of 1.375% compared to 6.875% for the 2020 Notes. Interest is payable on January 1 and July 1 of each year, beginning on July 1, 2015. See Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Covenant Compliance—Senior Unsecured Notes Covenants. The 2023 Notes were issued pursuant to an indenture, dated as of January 22, 2013, among the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee (the “2023 Indenture”). The 2023 Indenture contains covenants that, among other things, restrict our ability and the ability of our subsidiaries to:

•	Incur certain liens and enter into certain sale-leaseback transactions;

•	Create, assume, incur, or guarantee additional indebtedness of our subsidiaries without such subsidiaries guaranteeing the 2023 Notes on a pari passu basis; and

•	Enter into certain consolidation or merger transactions, or convey, transfer, or lease all, or substantially all of our or our subsidiaries’ assets.
These covenants are subject to a number of other limitations and exceptions as set forth in the 2023 Indenture. We were in compliance with all applicable covenants of the 2023 Indenture as of January 30, 2016.
Stock Repurchase Program. As of January 30, 2016, our Board of Directors had authorized a total of approximately $2.7 billion for the repurchase of our common stock since the inception of the program in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, the trading price of our common stock, and other factors, including alternative investment opportunities. For the three months ended January 30, 2016, we repurchased 15.4 million shares for an aggregate purchase price of $144.5 million. Approximately $876.4 million remained authorized for future repurchases under this program as of January 30, 2016.

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of January 30, 2016 (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Convertible senior unsecured notes due 2020 (1)	$605,952	$7,906	$15,813	$582,233	$—
Senior unsecured notes due 2023 (1)	396,706	13,875	27,750	27,750	327,331
Non-cancellable operating leases (2)	72,730	20,148	18,530	13,147	20,905
Non-cancellable capital leases (1)	218	218	—	—	—
Purchase obligations (1)	17,636	3,221	4,275	4,056	6,084
Purchase commitments, gross (3)	175,409	175,409	—	—	—
Total contractual obligations	$1,268,651	$220,777	$66,368	$627,186	$354,320
Other Commitments:
Standby letters of credit	$141	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$129,424	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $7.7 million, which consists of $7.1 million to be received in less than one year, $0.4 million to be received in one to three years, and $0.1 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued reserves of $1.4 million for estimated purchase commitments that we do not expect to utilize in normal operations within the next 12 months, in accordance with our policy.

(4)	As of January 30, 2016, we had a gross liability for unrecognized tax benefits of $126.6 million and an accrual for the payment of related interest and penalties of $2.8 million.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of January 30, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Policies and Estimates
There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the three months ended January 30, 2016, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
For a description of recently adopted accounting pronouncements on our condensed consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

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
Interest Rate Risk
Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash equivalents. Our cash and cash equivalents are primarily maintained at five major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We had $1.1 billion invested in money market funds as of January 30, 2016, which were not materially sensitive to changes in interest rates due to the short duration of these investments.
Our material borrowings bear interest at fixed rates, and therefore, we did not have any material borrowings as of January 30, 2016, that were sensitive to changes in interest rates. We were not subject to material interest rate risk in geographical areas outside of the United States as a substantial portion of our cash and cash equivalents is invested in money market funds in U.S. dollars that have a fixed share price.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the three months ended January 30, 2016, were the British pound, the euro, the Indian rupee, the Chinese yuan, the Singapore dollar, the Swiss franc, and the Japanese yen. Because we report in U.S. dollars and we have a net expense position in foreign currencies, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
We also may enter into other non-designated derivatives that consist primarily of forward contracts to minimize the risks associated with the foreign exchange effects of revaluing monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and any associated outstanding forward contracts are marked-to-market, with realized and unrealized gains and losses included in earnings.
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of January 30, 2016, the gross notional amount of our cash flow derivative instruments was $122.3 million, and we had hedges in place through October 13, 2016.
We have performed a sensitivity analysis as of January 30, 2016, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on January 30, 2016. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of January 30, 2016.

Equity Price Risk
From time to time, we have made equity investments in companies that develop technology or provide services that are complementary to, or broaden the markets for, our products or services and further our business objectives. We had no investments in publicly traded equity securities as of January 30, 2016. The aggregate cost of our equity investments in non-publicly traded companies was $2.5 million as of January 30, 2016. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On January 29, 2016, the last business day of our first fiscal quarter of 2016, the last reported sale price of our common stock on the NASDAQ Global Select Market was $7.98 per share.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act, that occurred during the quarter ended January 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

The networking market, particularly the data center market, is highly competitive and is undergoing significant transitions due to the adoption of new technologies, such as cloud computing, virtualization, software networking, and infrastructure-as-a-service. For example, companies such as Amazon Web Services, Inc., Microsoft Corporation, and more recently both Cisco Systems, Inc. (“Cisco”) and Hewlett Packard Enterprise Company (“HPE”) offer cloud computing services for the enterprise market, and some customers may choose the alternative to procure networking as a service rather than implement in-house networking solutions. Cisco and Microsoft Corporation have also collaborated on data center and cloud computing initiatives involving sales, marketing, and research and development (“R&D”). Additionally, Dell Inc. (“Dell”) recently announced an agreement to acquire EMC Corporation (“EMC”), and if that acquisition is completed, the resulting company’s technology may compete directly with some of Brocade’s solutions. Also, Juniper Networks, Inc. (“Juniper”) and HPE have launched new offerings, including “whitebox” switches, which those companies have promoted as a low-cost option for networking equipment purchasers. These and other market dynamics, as well as further commoditization of networking products, could negatively impact Brocade’s business and financial results.
Other shifts in the networking market are also creating competitive challenges for Brocade. For example, data center buying patterns are shifting to converged infrastructures in which computer, network, and storage systems are sold as bundled solutions. If Brocade is unsuccessful in having its products included in those bundled solutions, Brocade’s market share could be adversely affected. In addition, the market for campus networking products is increasingly based on the use of wireless campus technologies, which are not included in Brocade’s current product portfolio. The success of Brocade’s wireline campus business is due in part to the partner relationships it has developed with wireless campus vendors. Those partnerships have been adversely affected, and may continue to be adversely affected, by the fact that some of those vendors compete with Brocade in other market segments or have been acquired, or may in the future be acquired, by other companies with their own wireline products.
Cisco maintains a dominant position in the networking market; however, customers also have many choices in both traditional and emerging networking technology and networking providers. These other competitors in the networking market include A10 Networks, Inc.; Alcatel-Lucent (recently acquired by Nokia Corporation); Arista Networks, Inc.; Avaya Inc.; Extreme Networks, Inc.; F5 Networks, Inc.; Huawei Technologies Co. Ltd.; Juniper; and QLogic Corporation (“QLogic”). Many of Brocade’s competitors have longer operating histories; greater financial, technical, sales, marketing, and other resources; more name recognition; and larger customer installed bases than Brocade. These companies’ businesses may have better economies of scale, and therefore these companies could also adopt more aggressive pricing policies than Brocade. Some of these companies’ brands are better known by end users than Brocade’s brand, and channel partners often prefer to sell well-known brands to end user accounts. In addition, these companies have in the past, and could in the future, enhance their business models through divestitures and acquisitions, which could impact Brocade’s partner ecosystem and Brocade’s go-to-market model. Also, any one of these competitors could devote more resources to develop, promote, and sell their products, and, therefore, could respond more quickly to changes in customer or market requirements and adopt more aggressive pricing policies. Brocade’s failure to successfully compete in the networking market would harm its business and financial results.

Conditions in the Storage Area Networking (“SAN”) market could adversely affect Brocade’s business, financial results, and growth prospects.

Approximately two-thirds of Brocade’s fiscal year 2015 revenue was generated from its SAN business. As such, Brocade’s business, financial results, and growth prospects may be impacted significantly by SAN market conditions. For example, the overall size of the SAN market contracted in 2015 from a revenue perspective due to, among other factors, the increasing efficiency of SAN products, the adoption of other networking protocols, changes in data center architectures, hyper-converged solutions and other new storage technologies, and the other competitive factors described in the risk factor above.
Revenue generated from sales of Brocade’s SAN products is also impacted by the amount of storage capacity deployed by its SAN customers. While the amount of storage capacity deployed is growing, the rate of that growth has declined in recent years.
In addition, revenue generated from sales of Brocade’s SAN products is impacted by the average selling price for those products. While the overall average selling price for Brocade’s SAN products has increased in recent periods, that increase has been largely due to the introduction of new products. Accordingly, that trend may not be sustained if we are unable to continue to successfully introduce and obtain customer acceptance of new SAN products at the same rate, or at all.

If Brocade fails to successfully address these SAN market conditions, Brocade’s business, financial results, and growth prospects may be adversely affected.

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
Also, one or more of Brocade’s OEM partners could elect to divest certain lines of business, split their business, or consolidate or enter into a strategic partnership with one of Brocade’s competitors, such as IBM’s sale of certain lines of business to Lenovo Group Limited, HPE recently becoming a separate public company, and Dell’s announced agreement to acquire EMC, which could reduce or eliminate Brocade’s future revenue opportunities with that OEM partner. In addition, business execution or other operating performance issues experienced by our OEM partners may adversely affect Brocade’s revenue and financial results. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. Brocade’s business and financial results could be harmed by the loss of any one significant OEM partner, a decrease in the level of sales to any one such partner, a change in any one such partner’s go-to-market strategy, or an unsuccessful negotiation on key terms, conditions, or timing of purchase orders placed during a quarter.

Uncertainty about or a slowdown in the domestic and/or international economies has adversely affected, and may increasingly adversely affect, Brocade’s operating results and financial condition.

In recent years, the rate of economic growth in the United States and in certain other countries, including China, has declined. In addition, uncertainty exists about the future growth of the domestic and international economies. Such uncertainty and slowdowns have resulted in, and may again result in, lower growth or a decline in information technology (“IT”)-related spending, and, consequently, lead to lower growth or a decline in the networking market (including high-performance data networking solutions). Historically, IT spending has declined as general economic and market conditions have worsened due to geopolitical uncertainty. In addition, IT spending by international customers may decline as the value of the local currencies weaken against the U.S. dollar. Brocade is particularly susceptible to reductions in IT spending because the purchase of networking solutions is often discretionary and may involve a significant commitment of capital and other resources. The loss or delay of orders from any of Brocade’s more significant customers, such as individual branches or agencies within the U.S. federal government (including the Department of Defense or certain intelligence agencies where Brocade’s revenue is concentrated), or customers within the service provider, financial services, education (including technology improvements for schools funded by the U.S. federal government commonly known as the E-Rate program), and health sectors, could also cause Brocade’s revenue and profitability to suffer. For example, Brocade’s revenue and operating results could be negatively impacted if the U.S. federal government experiences delays in procurement due to longer decision-making time frames and/or a shift in IT procurement priorities. Economic uncertainty has caused—and may cause further—reductions in Brocade’s revenue, profitability, and cash flows, along with increased price competition, increased operating costs, and longer fulfillment cycles. Moreover, economic uncertainty may exacerbate many other risks noted elsewhere in this Form 10-Q, which could adversely affect Brocade’s business operations and financial condition.

The prices of Brocade’s IP Networking products have declined in the past and Brocade expects the prices of its products to decline in the future, which could reduce Brocade’s revenues, gross margins, and profitability.

The average selling price for Brocade’s IP Networking products has typically declined in the past and will likely decline in the future as a result of competitive pricing pressures, broader macroeconomic factors, product mix, new product introductions by Brocade or competitors, the entrance of new competitors, and other factors. In particular, if economic conditions deteriorate and create a more cautious capital spending environment in the IT sector, Brocade and its competitors could pursue more aggressive pricing strategies in an effort to maintain or increase revenues. If Brocade is unable to offset a decline in the average selling price of Brocade’s IP Networking products by increasing the volume of products shipped and/or reducing product manufacturing costs, including key components such as optics, Brocade’s revenues, gross margins, and profitability could be adversely affected.

Brocade’s future revenue growth depends on its ability to successfully introduce and achieve market acceptance of new products, services, and support offerings on a timely basis.

Developing new products, services (including software networking), and support offerings requires significant up-front investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve market acceptance of its new product and support offerings on a timely basis in order to realize the benefits of its investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet and adoption of new technologies, such as software-defined networking (“SDN”) and network functions virtualization (“NFV”), is characterized by rapidly changing technology, accelerated product introduction cycles, changes in customer requirements, and evolving industry standards. In addition, many of Brocade’s new products, services, and support offerings will be directed towards customers, including hyperscale cloud providers and large service providers, with which Brocade does not have strong existing sales relationships. Sales to these customers can be challenging because sales are often based on long-term relationships and network incumbency and the complex system environments maintained by these customers often require interoperation with a variety of other vendors and back office applications. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of both new and existing customers by: allowing connectivity to other devices and partnering effectively; keeping pace with technological developments and emerging industry standards; and delivering high-quality, reliable, and cost-effective products, product enhancements, and services and support offerings on a timely basis.
Other factors that may affect Brocade’s successful introduction of new products, services, and support offerings include, but are not limited to, Brocade’s ability to:

•
Properly predict the market for new products, services, and support offerings, including features, cost-effectiveness, scalability, and pricing—all of which can be particularly challenging for initial product offerings in new markets;

•	Differentiate Brocade’s new products, services, and support offerings from its competitors’ offerings;

•	Address the interoperability complexities of Brocade’s products with its OEM partners’ server and storage products and Brocade’s competitors’ products;

•	Determine which route(s) to market will be most effective; and

•	Manage product transitions, including forecasting demand, managing excess and obsolete inventories, addressing product cost structures, and managing different sales and support requirements.
Failure to successfully introduce competitive products, services, and support offerings on a timely basis may harm Brocade’s business and adversely affect Brocade’s financial results.

If Brocade is unable to successfully transition from older products and corresponding support and service offerings to new products and corresponding support and service offerings on a timely basis, its business and financial results could be adversely affected.

As Brocade introduces new or enhanced products, it must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, maintain existing support revenue streams, and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life cycle of Brocade’s existing products or replace the sales of some of Brocade’s current products, thereby offsetting the benefit of a successful product introduction. When Brocade introduces new or enhanced products, it faces numerous risks related to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new or enhanced products. In addition, any customer uncertainty regarding the timeline for rolling out new products, or Brocade’s plans for future support of existing products, may cause customers to delay purchase decisions or to purchase competing products, which would adversely affect Brocade’s business and financial results.

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

Brocade has acquired—or made strategic investments in—other companies, products, or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. In the second quarter of fiscal year 2015, Brocade acquired Connectem Inc. and Riverbed Technology, Inc.’s SteelAppTM product line and related assets. In the fourth quarter of fiscal year 2014, Brocade acquired the Vistapointe, Inc. business. The ability of Brocade to realize the anticipated benefits of its acquisitions and strategic investments involves numerous risks, including, but not limited to, the following:

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

•	Risks associated with entering into markets in which Brocade has limited or no prior experience, including the potential for a lower level of understanding of specific market dynamics;

•	Inability to attract and retain key employees;

•	Inability to successfully develop new products and services on a timely basis to address the market opportunities of the combined company;

•	Inability to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company;

•	Inability to qualify the combined company’s products with OEM partners on a timely basis, or at all;

•	Inability to successfully integrate financial reporting and IT systems;

•	Inability to develop software-oriented back office systems and processes necessary to sell and support a variety of software-based offerings;

•	Failure to successfully manage additional business locations, including the infrastructure and resources necessary to support and integrate such locations;

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

Cyberattacks and other malicious attacks could lead to data breaches, computer break-ins, malware, viruses, and unauthorized tampering with Brocade’s computer systems, intellectual property, and confidential information about its customers, and partners. These attacks could disrupt Brocade’s operations, negatively impact Brocade’s reputation, and erode customers’ trust. Brocade may not successfully limit attacks by malicious third parties if they attempt to undermine or disrupt Brocade’s cybersecurity, despite implementation of cybersecurity measures.

Additionally, if an actual or perceived cyberattack or data security breach occurs in Brocade’s network or in one of Brocade’s customer’s network, regardless of whether the breach is attributable to Brocade’s products, the market perception of the effectiveness of Brocade’s products could be harmed. Brocade may suffer reputational harm and Brocade’s customers’ trust may be eroded as a result of a data security breach involving customers’ or employees’ information, either or both of which could negatively impact profitability and/or increase expenses. Customers have become increasingly sensitive to government-sponsored surveillance and may believe that, as a U.S.-based manufacturer, Brocade’s equipment contains “backdoor” code that would allow customer data to be compromised by either governmental bodies or other third parties. As a result, customers may choose not to deploy Brocade networking products, which could negatively impact Brocade’s business and financial results.

Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet, and if Brocade is required to record impairment charges for these assets, such impairment charges could adversely affect Brocade’s financial results.

Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet related to Brocade’s prior acquisitions. Brocade’s determination of the fair value of its long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including acquired intangible assets, could change as a result of changes in management’s assumptions. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, then the estimated fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. For example, due to a strategic shift of focus to software-based application delivery offerings, Brocade recognized an $83.4 million goodwill impairment charge during the second quarter of fiscal year 2014. For a sensitivity analysis that quantifies the impact of key assumptions used by Brocade on certain reporting units’ fair value estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part I, Item 2 of this Form 10-Q. If future impairment tests should result in a charge to earnings, Brocade’s financial results would be adversely affected.
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
Brocade believes its future success depends, in large part, upon its ability to attract highly skilled employees and operate effectively in geographically diverse locations. Brocade has relied heavily on equity awards in the form of stock options and restricted stock units as one means for recruiting and retaining highly skilled employees. The number of shares available for issuance under Brocade’s 2009 Stock Plan is limited, and any increase in the number of shares available under that plan must be approved by Brocade’s stockholders. The extent to which Brocade is able to obtain such stockholder approval depends on a variety of factors, including assessments by stockholders and proxy advisory firms of Brocade’s historical equity award granting practices. The effectiveness of these equity awards in recruiting and retaining employees could be reduced if Brocade has to reduce the size of the equity awards granted to its employees or if there is a sustained decline in the trading price of Brocade’s shares. There are also limited qualified employees in each of Brocade’s markets, and competition for such employees is very aggressive. In particular, Brocade operates in various locations with highly competitive labor markets, including Bangalore, India, and San Jose, California. Brocade may experience difficulty in hiring key management and qualified employees with skills in nearly all areas of Brocade’s business and operations.
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

Brocade has significant international operations, and a significant portion of Brocade’s sales occurs in international jurisdictions. In addition, Brocade’s CMs have significant operations in China and other locations outside the United States. Brocade’s international sales of its IP Networking solutions have primarily depended on its distributors and resellers. Maintenance or expansion of international sales or international operations involves inherent risks that Brocade may not be able to control, including, but not limited to, the following:

•
Compliance with U.S. and other applicable government regulations prohibiting certain end-uses and restricting trade with embargoed or sanctioned countries, such as Iran and Russia, and with denied parties;

•	Difficulty in conducting due diligence with respect to business partners in certain international markets;

•	Exposure to economic instability or fluctuations in international markets, such as China, that could cause reductions in IT spending;

•	Exposure to inflationary risks and/or wage inflation in certain countries, such as India;

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

In addition, if Brocade has failed, or in the future fails to, adequately manage the use of commercial or “open source” software in Brocade’s products, or if companies acquired by Brocade fail in such regard, Brocade may be subject to copyright infringement litigation or other claims. Furthermore, Brocade may be required, for commercially licensed software, to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open-source software, Brocade may be required to license proprietary portions of its products on a royalty-free basis, disclose proprietary parts of source code, or commence costly product redesigns that could result in a loss of intellectual property rights, product performance degradation, or a delay in shipping products to customers and result in loss of revenue.

Business interruptions could adversely affect Brocade’s business operations.

Brocade’s business operations and the operations of its suppliers, CMs, and customers are vulnerable to interruptions caused by acts of terrorism, fires, earthquakes, tsunamis, nuclear reactor leaks, hurricanes, power losses, telecommunications failures, and other events beyond Brocade’s control. For example, a substantial portion of Brocade’s facilities, including its corporate headquarters, are located near major earthquake faults. Brocade does not have multiple-site capacity for all of its services in the event of a business disruption. In the event of a major earthquake, Brocade could experience business interruption resulting from destruction of facilities or other infrastructure and from loss of life. Brocade carries a limited amount of earthquake insurance, which may not be sufficient to cover earthquake-related losses, and has not set aside funds or reserves to cover other potential earthquake-related losses. Additionally, major public health issues, such as an outbreak of a pandemic or epidemic, may interrupt business operations of Brocade, its CMs, its customers, or its suppliers in those geographic regions affected by that particular health issue. In addition, one of Brocade’s CMs has a major facility located in an area that is subject to hurricanes, and Brocade’s suppliers could face other natural disasters, such as floods, earthquakes, extreme weather, and fires. In the event that a business interruption occurs that affects Brocade, its suppliers, CMs, or customers, shipments could be delayed or cancelled, and Brocade’s business operations and financial results could be harmed.
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

Brocade reconfirmed its intent to return at least 60% of its annual adjusted free cash flow to stockholders in the form of stock repurchases or dividends. Brocade’s ability to return at least 60% of its annual adjusted free cash flow to stockholders is limited by, among other things, Delaware law. In addition, Brocade’s plans and expectations relating to its return of capital to stockholders may change due to, among other things, the need to allocate capital to other priorities. If Brocade is unable to meet its intended capital return objective, or if the Board of Directors decides to alter the capital return objective, Brocade’s reputation and its stock price may be adversely affected.

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
In addition, Brocade is subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of personal information and data. Brocade has incurred, and will continue to incur, expenses to comply with privacy and security standards, protocols, and obligations imposed by applicable laws, regulations, industry standards, and contracts. In addition, such data privacy laws, regulations, and other obligations may negatively impact Brocade’s ability to execute transactions and pursue business opportunities. The privacy and data protection-related laws, rules, and regulations applicable to Brocade are also subject to significant change. For example, in October 2015, the Court of Justice of the European Union invalidated a safe harbor framework that allowed Brocade and other U.S. companies to meet certain European legal requirements for transferring personal data from Europe to the United States. Brocade is in the process of evaluating and considering changes to its data handling practices as a result of this court decision. Additionally, the European Commission is considering adopting a new data protection regulation that would impose more stringent data protection requirements and provide for greater penalties for noncompliance. Any inability to comply with applicable privacy or data protection laws, regulations, or other obligations, could result in significant cost and liability, damage Brocade’s reputation, and adversely affect its business.

Changes to Brocade’s provision for income taxes or unfavorable outcomes of tax audits could adversely impact Brocade’s financial condition or results.

Brocade is subject to income and other taxes in the United States, including those required by both state and federal governmental agencies such as the IRS, and numerous foreign jurisdictions. Brocade’s provision for income taxes could be increased due to changes in tax laws in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense. In this regard, the United States, countries in the European Union, and other countries where Brocade operates have enacted or are proposing changes to relevant tax, accounting, and other laws, regulations, and interpretations, including fundamental changes to tax laws applicable to multinational corporations. In addition, future effective tax rates could be subject to volatility or adversely affected by changes in the geographic mix of earnings in countries with differing statutory rates, changes in the valuation of deferred tax assets and liabilities, and tax effects of stock-based compensation. These potential changes could increase Brocade’s effective tax rate or result in other costs in the future.
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

Brocade’s stock price has fluctuated in the past and may be subject to wide fluctuations in the future in response to various factors. Brocade does not have the ability to influence or control many of these factors. In addition to the factors discussed elsewhere in this “Risk Factors” section, factors that could affect Brocade’s stock price include, among others:

•	Actual or anticipated changes in Brocade’s operating results;

•	Whether Brocade’s operating results or forecasts meet the expectations of securities analysts or investors;

•	Actual or anticipated changes in the expectations of securities analysts or investors;

•	Recommendations by securities analysts or changes in their earnings estimates;

•	The announcement or timing of announcement of Brocade’s quarterly or annual operating results;

•	Announcements of actual or anticipated operating results by Brocade’s competitors, Brocade’s OEM partners, and other companies in the IT industry;

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

•	Adverse changes to Brocade’s relationships with any of its OEM partners;

•	Changes in the business strategy or execution of any of Brocade’s OEM partners;

•	Departures of key employees;

•	Litigation or disputes involving Brocade, Brocade’s industry, or both;

•	General economic conditions and trends;

•	Sales of Brocade’s stock by Brocade’s officers, directors, or significant stockholders; and

•	The timing and amount of dividends and stock repurchases.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Accordingly, broad market and industry factors may adversely affect Brocade’s stock price regardless of Brocade’s operating performance. In addition, Brocade’s stock price might also fluctuate in reaction to events that affect other companies in Brocade’s industry even if these events do not directly affect or involve Brocade.
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

As of January 30, 2016, Brocade had approximately $875 million in principal amount of outstanding indebtedness, including $575 million of indebtedness under the 1.375% convertible senior unsecured notes due 2020 (the “2020 Convertible Notes”) and $300 million of unsecured indebtedness under the 4.625% senior notes due 2023 (the “2023 Notes”) (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). The indenture governing the 2023 Notes contains several negative covenants that restrict the incurrence of debt by Brocade’s subsidiaries, restrict the incurrence of liens on principal properties, and restrict Brocade and its subsidiaries from engaging in certain sale-leaseback transactions. In addition, the indentures governing both the 2020 Convertible Notes and the 2023 Notes impose covenants that restrict Brocade’s ability to effect certain mergers, consolidations, or sales of assets and require Brocade to offer to repurchase the notes upon the occurrence of certain “fundamental changes” or “change of control triggering events.” These covenants could have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, should further debt financing be desired, and may adversely affect Brocade’s operations and financial results. Brocade’s failure to comply with these covenants would result in a default under the applicable indenture, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. A default under one of the indentures could also result in cross-defaults under Brocade’s other debt instruments, negatively impact the price and liquidity of Brocade’s debt and equity securities, negatively impact Brocade’s credit ratings, and impair Brocade’s ability to access sources of capital. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt.
Agencies rating Brocade’s debt securities may lower Brocade’s credit rating. This could further negatively impact the price and liquidity of Brocade’s debt and equity securities. If Brocade’s credit rating is lowered, it could also negatively impact Brocade’s ability to access sources of capital.
Although interest rates have remained at low levels in recent years, they may increase for various reasons, including an increase in inflation, Federal Reserve Board actions, domestic or international fiscal policies, or domestic or international events impacting financial or capital markets. Higher interest rates or an increase in the credit spread for Brocade’s rating could negatively impact Brocade’s ability to raise additional debt or refinance existing debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended January 30, 2016.
Issuer Purchases of Equity Securities
The following table summarizes stock repurchase activity for the three months ended January 30, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
November 1, 2015 to November 28, 2015	6,169	$9.88	6,169	$959,997
November 29, 2015 to December 26, 2015	5,343	$9.06	5,343	$911,600
December 27, 2015 to January 30, 2016	3,875	$9.07	3,875	$876,444
Total	15,387	$9.39	15,387

(1)
As of January 30, 2016, Brocade’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to approximately $2.7 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, $500 million on May 16, 2012, $692 million on September 25, 2013, and $700 million on September 25, 2015), which was used for determining the amounts in these columns. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, general business and market conditions, the trading price of the Company’s common stock, and other factors, including alternative investment opportunities.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document

3.1
Amended and Restated Bylaws of Brocade Communications Systems, Inc., effective as of February 8, 2016 (incorporated by reference to Exhibit 3.1 from Brocade’s current report on Form 8-K filed on February 9, 2016)

10.1†	Amendment Number 50, dated January 20, 2016, with an effective date of January 26, 2016, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

10.2*	Form of Restricted Stock Unit Agreement for Performance Stock Units under the 2009 Stock Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Indicates management compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brocade Communications Systems, Inc.

Date:	March 4, 2016	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Senior Vice President and Chief Financial Officer