Form 10-Q
period 2016-04-30
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2016-06-03
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of May 26, 2016, was 399,442,030 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
For the Quarter Ended April 30, 2016

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
	(In thousands, except per share amounts)
Net revenues:
Product	$428,193	$458,243	$909,360	$944,481
Service	95,113	88,332	188,230	178,333
Total net revenues	523,306	546,575	1,097,590	1,122,814
Cost of revenues:
Product	132,208	137,612	276,305	287,538
Service	40,787	36,754	82,159	73,384
Total cost of revenues	172,995	174,366	358,464	360,922
Gross margin	350,311	372,209	739,126	761,892
Operating expenses:
Research and development	89,263	91,870	182,520	177,101
Sales and marketing	148,933	143,078	300,760	283,316
General and administrative	22,791	20,722	45,220	45,393
Amortization of intangible assets	902	627	1,804	765
Acquisition and integration costs	5,757	2,344	5,757	2,344
Restructuring and other related benefits	—	(637)	(566)	(637)
Total operating expenses	267,646	258,004	535,495	508,282
Income from operations	82,665	114,205	203,631	253,610
Interest expense	(9,955)	(10,552)	(19,820)	(35,976)
Interest and other income (loss), net	1,091	466	1,760	(93)
Income before income tax	73,801	104,119	185,571	217,541
Income tax expense	30,716	27,079	48,840	53,234
Net income	$43,085	$77,040	$136,731	$164,307
Net income per share—basic	$0.11	$0.18	$0.34	$0.39
Net income per share—diluted	$0.11	$0.18	$0.33	$0.38
Shares used in per share calculation—basic	400,554	420,718	404,228	424,627
Shares used in per share calculation—diluted	408,748	433,234	411,917	436,195

Cash dividends declared per share	$0.045	$0.035	$0.09	$0.07
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
	(In thousands)
Net income	$43,085	$77,040	$136,731	$164,307
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	1,964	(143)	(336)	(1,918)
Net gains and losses reclassified into earnings	724	1,109	1,350	1,713
Net unrealized gains (losses) on cash flow hedges	2,688	966	1,014	(205)
Foreign currency translation adjustments	2,070	(1,068)	(133)	(5,289)
Total other comprehensive income (loss)	4,758	(102)	881	(5,494)
Total comprehensive income	$47,843	$76,938	$137,612	$158,813
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2016	October 31, 2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,427,643	$1,440,882
Accounts receivable, net of allowances for doubtful accounts of $1,739 and $1,838 as of April 30, 2016, and October 31, 2015, respectively	204,915	235,883
Inventories	39,521	40,524
Deferred tax assets	—	78,675
Prepaid expenses and other current assets	67,598	56,235
Total current assets	1,739,677	1,852,199
Property and equipment, net	441,717	439,224
Goodwill	1,621,691	1,617,161
Intangible assets, net	69,611	75,623
Non-current deferred tax assets	69,309	813
Other assets	50,968	51,133
Total assets	$3,992,973	$4,036,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,498	$98,143
Accrued employee compensation	133,511	142,075
Deferred revenue	230,540	244,622
Other accrued liabilities	68,757	77,524
Total current liabilities	530,306	562,364
Long-term debt, net of current portion	802,482	793,779
Non-current deferred revenue	74,434	72,065
Non-current income tax liability	62,110	47,010
Non-current deferred tax liabilities	—	24,024
Other non-current liabilities	2,499	3,376
Total liabilities	1,471,831	1,502,618
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 399,383 and 413,923 shares as of April 30, 2016, and October 31, 2015, respectively	399	414
Additional paid-in capital	1,519,439	1,632,984
Accumulated other comprehensive loss	(24,121)	(25,002)
Retained earnings	1,025,425	925,139
Total stockholders’ equity	2,521,142	2,533,535
Total liabilities and stockholders’ equity	$3,992,973	$4,036,153
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	April 30, 2016	May 2, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$136,731	$164,307
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(10,987)	(29,570)
Depreciation and amortization	45,839	40,247
Loss on disposal of property and equipment	437	1,241
Amortization of debt issuance costs and debt discount	8,704	5,224
Write-off of debt discount and debt issuance costs related to lenders that did not participate in refinancing	—	4,808
Provision (recovery) for doubtful accounts receivable and sales allowances	(1,083)	4,694
Non-cash stock-based compensation expense	48,833	40,157
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	32,051	35,237
Inventories	(424)	3,008
Prepaid expenses and other assets	(1,882)	(25,702)
Deferred tax assets	(74)	503
Accounts payable	(5,127)	(6,160)
Accrued employee compensation	(21,136)	(39,997)
Deferred revenue	(11,715)	(9,149)
Other accrued liabilities	5,500	25,285
Restructuring liabilities	(1,035)	(1,866)
Net cash provided by operating activities	224,632	212,267
Cash flows from investing activities:
Purchases of non-marketable equity and debt investments	(2,000)	(150)
Purchases of property and equipment	(42,425)	(34,091)
Purchase of intangible assets	—	(7,750)
Net cash paid in connection with acquisitions	(8,061)	(95,278)
Proceeds from collection of note receivable	250	250
Net cash used in investing activities	(52,236)	(137,019)

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued (Unaudited)

	Six Months Ended
	April 30, 2016	May 2, 2015
	(In thousands)
Cash flows from financing activities:
Payment of principal related to senior secured notes	—	(300,000)
Payment of debt issuance costs	—	(1,661)
Payment of principal related to capital leases	(197)	(1,267)
Common stock repurchases	(180,848)	(208,244)
Proceeds from issuance of common stock	20,512	21,975
Payment of cash dividends to stockholders	(36,445)	(29,854)
Proceeds from convertible notes	—	565,656
Purchase of convertible note hedge	—	(86,135)
Proceeds from issuance of warrants	—	51,175
Excess tax benefits from stock-based compensation	10,987	29,570
Net cash provided by (used in) financing activities	(185,991)	41,215
Effect of exchange rate fluctuations on cash and cash equivalents	356	(4,668)
Net increase (decrease) in cash and cash equivalents	(13,239)	111,795
Cash and cash equivalents, beginning of period	1,440,882	1,255,017
Cash and cash equivalents, end of period	$1,427,643	$1,366,812
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,891	$18,937
Cash paid for income taxes	$31,712	$23,599
Supplemental schedule of non-cash investing activities:
Settlement of debt investment in relation to acquisition	$—	$150
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

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the six months ended April 30, 2016, as compared to those disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
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
In November 2015, the FASB issued an update to ASC 740, Income Taxes: Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of current and non-current deferred tax liabilities and assets. Under this update, the deferred tax liabilities and assets are classified as non-current on the balance sheet. The update does not impact the current requirement that deferred tax liabilities and assets be offset and presented as a single amount. This update may be applied either prospectively or retrospectively. The Company adopted this update in the first quarter of fiscal year 2016 and has elected to apply this update prospectively. There was no material impact on the Company’s financial position, results of operations, or cash flows.
Recent Accounting Pronouncements or Updates That Are Not Yet Effective
In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers, that will supersede virtually all existing revenue guidance. Under this new revenue guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. This new revenue guidance should be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment recorded in retained earnings. In August 2015, the FASB issued an update to defer the effective date of this new revenue guidance by one year. This new revenue guidance becomes effective and will be adopted by the Company in the first quarter of fiscal year 2019. Early adoption is not permitted for reporting periods before the first quarter of fiscal year 2018. The Company is currently evaluating the impact of this new revenue guidance on its consolidated financial statements.
In March 2016, the FASB issued an update to ASC 606, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance for principal versus agent considerations. In April 2016, the FASB issued an update to ASC 606, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued an update to ASC 606, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance related to collectibility and non-cash consideration, as well as provides practical expedients for the transition to ASC 606. The Company must adopt these updates with the adoption of ASC 606, Revenue from Contracts with Customers. The Company is currently evaluating the impact of these updates on its consolidated financial statements.
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

In February 2016, the FASB issued ASC 842, Leases, that will supersede the existing lease guidance, including on-balance sheet recognition of operating leases for lessees. This new lease guidance should be applied using a modified retrospective approach and will be adopted by the Company in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the impact of this new lease guidance on its consolidated financial statements.
In March 2016, the FASB issued an update to ASC 718, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This update simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, forfeiture rates, classification of awards, and classification in the statement of cash flows. This update becomes effective in the first quarter of fiscal year 2018. Early adoption is permitted, and the Company plans to adopt this update before the effective date. The Company is currently evaluating the impact of this update on its consolidated financial statements.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are primarily maintained at five major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of April 30, 2016, two customers individually accounted for 20% and 16% of total accounts receivable, for a combined total of 36% of total accounts receivable. As of October 31, 2015, one customer individually accounted for 17% of total accounts receivable and no other customers individually accounted for more than 10% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales allowances.
For the three months ended April 30, 2016, two customers individually accounted for 19% and 11% of the Company’s total net revenues for a combined total of 30% of total net revenues. For the three months ended May 2, 2015, four customers individually accounted for 15%, 12%, 12%, and 11% of the Company’s total net revenues for a combined total of 49% of total net revenues.
The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers (“CMs”) for the production of its products, including Hon Hai Precision Industry Co., Ltd. and Accton Technology Corporation. Although the Company uses standard parts and components for its products where possible, the Company’s CMs currently purchase, on the Company’s behalf, several key components used in the manufacture of products from single or limited-source suppliers.

3. Acquisitions
Current Fiscal Year Acquisitions
In May 2016, the Company completed its acquisition of Ruckus Wireless, Inc. (“Ruckus”), a public company incorporated in the state of Delaware, to strengthen its Internet Protocol (“IP”) Networking product portfolio. For the three and six months ended April 30, 2016, the Company recorded direct acquisition costs and integration costs of $5.0 million and $0.8 million, respectively. These costs were expensed as incurred and are presented in the Company’s Condensed Consolidated Statements of Income for the three and six months ended April 30, 2016, as “Acquisition and integration costs.” For additional discussion, see Note 16, “Subsequent Events,” of the Notes to Condensed Consolidated Financial Statements.
In March 2016, the Company completed its acquisition of a privately held developer of software for data center automation to strengthen its IP Networking product portfolio. The Company does not consider this acquisition to be material to its results of operations or financial position. Therefore, the Company is not presenting pro-forma financial information of combined operations.
Prior Fiscal Year Acquisitions
In March 2015, the Company completed its acquisition of two businesses to strengthen its software networking portfolio. The total aggregate purchase price of the acquisitions was $96.1 million. The total net aggregate purchase price of the acquisitions, net of $0.1 million of cash acquired as part of the acquisitions, was $95.5 million in cash consideration and $0.5 million in non-cash consideration. For the three and six months ended May 2, 2015, the Company recorded direct acquisition costs and integration costs of $1.5 million and $0.8 million, respectively. These costs were expensed as incurred and are presented in the Company’s Condensed Consolidated Statements of Income for the three and six months ended May 2, 2015, as “Acquisition and integration costs.”

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
In connection with these acquisitions, the Company allocated the total purchase consideration to the net assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition dates. The Company also granted restricted stock unit (“RSU”) awards and cash awards to transferring or continuing employees of the acquired businesses. These awards require the employees to continue providing services to the Company for the duration of the vesting or payout periods.
The RSUs are accounted for as stock-based compensation expense and reported, as applicable, within “Cost of revenues,” “Research and development,” “Sales and marketing,” and “General and administrative” on the Company’s Condensed Consolidated Statements of Income. For the three and six months ended April 30, 2016, the Company recognized $0.4 million and $1.0 million, respectively, of stock-based compensation expense related to these RSU awards. For the three and six months ended May 2, 2015, the Company recognized $0.3 million of stock-based compensation expense related to these RSU awards.
The cash awards are accounted for as employee compensation expense and reported within “Research and development” on the Company’s Condensed Consolidated Statements of Income. For the three and six months ended April 30, 2016, the Company recognized $1.2 million and $2.5 million, respectively, of compensation expense related to these cash awards. For the three and six months ended May 2, 2015, the Company recognized $0.4 million of compensation expense related to these cash awards.

4. Goodwill and Intangible Assets
The following table summarizes goodwill activity by reportable segment during the six months ended April 30, 2016 (in thousands):

	Storage Area Networking (“SAN”) Products	IP Networking Products	Global Services	Total
Balance at October 31, 2015
Goodwill	$176,325	$1,414,634	$155,416	$1,746,375
Accumulated impairment losses	—	(129,214)	—	(129,214)
	176,325	1,285,420	155,416	1,617,161
Acquisitions (1)	—	4,625	—	4,625
Tax adjustments (2)	(5)	—	—	(5)
Translation adjustments	—	(90)	—	(90)
Balance at April 30, 2016
Goodwill	176,320	1,419,169	155,416	1,750,905
Accumulated impairment losses	—	(129,214)	—	(129,214)
	$176,320	$1,289,955	$155,416	$1,621,691

(1)	The goodwill acquired relates to the acquisition completed in March 2016. See Note 3, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements.

(2)	The goodwill adjustments were primarily a result of tax benefits from the exercise of stock awards of acquired companies.
The Company conducts its goodwill impairment test annually, as of the first day of the second fiscal quarter, and whenever events occur or facts and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the annual goodwill impairment test, the Company uses the income approach, the market approach, or a combination thereof to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value by applying various observable market-based multiples to the reporting unit’s operating results and then applying an appropriate control premium. For the fiscal year 2016 annual goodwill impairment test, the Company used a combination of these approaches to estimate each reporting unit’s fair value. At the time that the fiscal year 2016 annual goodwill impairment test was performed, the Company believed that the income approach and the market approach were equally representative of a reporting unit’s fair value.

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
The Company’s estimates of revenues and costs are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of the Company’s regular long-range planning process. The control premium used in market or combined approaches was determined by considering control premiums offered as part of the acquisitions where acquired companies were comparable with the Company’s reporting units.
Based on the results of the annual goodwill impairment analysis performed during the second fiscal quarter of 2016, the Company determined that no impairment needed to be recorded.

Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The Company did not incur costs to renew or extend the term of any acquired finite-lived intangible assets during the six months ended April 30, 2016.
The following tables present details of the Company’s intangible assets, excluding goodwill (in thousands, except for weighted-average remaining useful life):

	April 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (In years)
Finite-lived intangible assets:
Trade names	$1,090	$527	$563	4.13
Core/developed technology (1) (2)	57,290	14,912	42,378	4.00
Patent portfolio license (3)	7,750	1,399	6,351	17.49
Customer relationships	23,110	3,982	19,128	6.71
Non-compete agreements	1,050	824	226	0.69
Patents with broader applications	1,040	75	965	13.88
Total finite-lived intangible assets	91,330	21,719	69,611	6.10
Total intangible assets, excluding goodwill	$91,330	$21,719	$69,611

	October 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (In years)
Finite-lived intangible assets:
Trade names	$1,090	$415	$675	4.36
Core/developed technology (2)	40,530	9,605	30,925	3.49
Patent portfolio license (3)	7,750	849	6,901	17.74
Customer relationships	23,110	2,484	20,626	7.18
Non-compete agreements	1,050	664	386	1.17
Patents with broader applications	1,040	40	1,000	14.38
Total finite-lived intangible assets	74,570	14,057	60,513	6.55
Indefinite-lived intangible assets, excluding goodwill:
In-process research and development (“IPR&D”) (1)	15,110	—	15,110
Total indefinite-lived intangible assets, excluding goodwill	15,110	—	15,110
Total intangible assets, excluding goodwill	$89,680	$14,057	$75,623

(1)
Acquired IPR&D are intangible assets accounted for as indefinite-lived assets until the completion or abandonment of the associated research and development efforts. If the research and development efforts associated with the IPR&D are successfully completed, then the IPR&D intangible assets will be amortized over the estimated useful lives to be determined as of the date the efforts are completed. During the six months ended April 30, 2016, research and development efforts were completed on $15.1 million of the IPR&D intangible assets, and the completed IPR&D intangible assets are being amortized as Core/developed technology over the respective estimated useful lives of five and six years.

(2)	During the six months ended April 30, 2016, $1.0 million of finite-lived intangible assets became fully amortized and, therefore, were removed from the balance sheet.

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
As of April 30, 2016, the Company had no remaining IPR&D intangible assets.
The amortization of finite-lived intangible assets is included in the following line items of the Company’s Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Cost of revenues	$3,193	$1,857	$6,348	$2,494
General and administrative (1)	274	291	550	291
Amortization of intangible assets	902	627	1,804	765
Total	$4,369	$2,775	$8,702	$3,550

(1)	The amortization is related to the $7.8 million of perpetual, non-exclusive license to certain patents purchased during the fiscal year ended October 31, 2015.
The following table presents the estimated future amortization of finite-lived intangible assets as of April 30, 2016 (in thousands):

Fiscal Year	Estimated Future Amortization
2016 (remaining six months)	$8,979
2017	17,531
2018	13,012
2019	9,483
2020	8,394
Thereafter	12,212
Total	$69,611

5. Balance Sheet Details
The following tables provide details of selected balance sheet items (in thousands):

	April 30, 2016	October 31, 2015
Inventories:
Raw materials	$17,357	$18,788
Finished goods	22,164	21,736
Inventories	$39,521	$40,524

	April 30, 2016	October 31, 2015
Property and equipment, net:
Gross property and equipment
Computer equipment	$20,046	$14,820
Software	70,991	67,625
Engineering and other equipment (1)	424,059	407,342
Furniture and fixtures (1)	32,870	31,028
Leasehold improvements	37,016	33,986
Land and building	385,760	385,415
Total gross property and equipment	970,742	940,216
Accumulated depreciation and amortization (1), (2)	(529,025)	(500,992)
Property and equipment, net	$441,717	$439,224

(1)
Engineering and other equipment, furniture and fixtures, and accumulated depreciation and amortization include the following amounts under capital leases as of April 30, 2016, and October 31, 2015 (in thousands):

	April 30, 2016	October 31, 2015
Cost	$1,312	$1,312
Accumulated depreciation	(1,274)	(857)
Property and equipment, net, under capital leases	$38	$455

(2)	The following table presents the depreciation of property and equipment included on the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Depreciation expense	$18,658	$17,898	$37,137	$36,697

6. Fair Value Measurements
The Company applies fair value measurements for both financial and non-financial assets and liabilities. The Company does not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis as of April 30, 2016.
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
During the six months ended April 30, 2016, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

Assets and liabilities measured and recorded at fair value on a recurring basis as of April 30, 2016, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of April 30, 2016	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,151,583	$1,151,583	$—	$—
Derivative assets	1,025	—	1,025	—
Total assets measured at fair value	$1,152,608	$1,151,583	$1,025	$—
Liabilities:
Derivative liabilities	$739	$—	$739	$—
Total liabilities measured at fair value	$739	$—	$739	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheets.
Assets and liabilities measured and recorded at fair value on a recurring basis as of October 31, 2015, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 31, 2015	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,184,410	$1,184,410	$—	$—
Derivative assets	709	—	709	—
Total assets measured at fair value	$1,185,119	$1,184,410	$709	$—
Liabilities:
Derivative liabilities	$1,125	$—	$1,125	$—
Total liabilities measured at fair value	$1,125	$—	$1,125	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheets.

7. Restructuring and Other Related Benefits
The following table provides details of “Restructuring and other related benefits” on the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Lease loss reserve and related benefits	$—	$(637)	$(566)	$(637)

The following table provides a reconciliation of the Company’s beginning and ending restructuring liability balances (in thousands):

	Fiscal 2013 Fourth Quarter Restructuring Plan		Other Restructuring Plans
	Severance and Benefits	Lease Loss Reserve and Related Costs	Lease Loss Reserve and Related Costs	Total
Restructuring liabilities at October 31, 2015	$110	$1,811	$408	$2,329
Restructuring and other related benefits	—	(566)	—	(566)
Cash payments	—	(285)	(180)	(465)
Translation adjustment	2	(6)	—	(4)
Restructuring liabilities at April 30, 2016	$112	$954	$228	$1,294

Current restructuring liabilities at April 30, 2016	$112	$378	$228	$718
Non-current restructuring liabilities at April 30, 2016	$—	$576	$—	$576
Fiscal 2013 Fourth Quarter Restructuring Plan
During the fiscal year ended October 26, 2013, and the first quarter of fiscal year 2014, the Company restructured certain business operations and reduced the Company’s operating expense structure. The restructuring plan included a workforce reduction, as well as the cancellation of certain non-recurring engineering agreements and exits from certain leased facilities. The restructuring plan was substantially completed in the first quarter of fiscal year 2014.
Other Restructuring Plans
The Company also recorded charges related to estimated facilities lease losses, net of expected sublease income, due to consolidation of real estate space as a result of acquisitions.
Cash payments for facilities that are part of the Company’s lease loss reserve are expected to be paid over the respective lease terms through fiscal year 2021.
General
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the restructuring liabilities balance if necessary. During the six months ended April 30, 2016, the Company reversed $0.6 million of charges related to estimated facilities lease losses due to a change in lease terms for a certain facility.

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			April 30, 2016		October 31, 2015
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Convertible Senior Unsecured Notes:
2020 Convertible Notes	2020	1.375%	$575,000	4.98%	$575,000	4.98%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	300,000	4.83%
Capital lease obligations	2016	4.625%	101	4.63%	298	4.63%
Total gross long-term debt			875,101		875,298
Unamortized discount			(70,675)		(79,196)
Unamortized debt issuance costs			(1,843)		(2,025)
Current portion of long-term debt			(101)		(298)
Long-term debt, net of current portion			$802,482		$793,779

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
The 2020 Convertible Notes bear interest payable semiannually on January 1 and July 1 of each year, beginning on July 1, 2015. No payments were made toward the principal of the 2020 Convertible Notes during the six months ended April 30, 2016.
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

	April 30, 2016	October 31, 2015
Principal	$575,000	$575,000
Unamortized discount of the liability component	(67,959)	(76,311)
Net carrying amount of liability component	$507,041	$498,689
Carrying amount of equity component	$63,164	$70,765
As of April 30, 2016, the remaining period of amortization for the discount is 3.67 years. The amount of interest cost recognized for amortization of the discount and for the contractual interest coupon for the 2020 Convertible Notes was $4.2 million and $2.0 million, respectively, during the three months ended April 30, 2016. The amount of interest cost recognized for amortization of the discount and for the contractual interest coupon for the 2020 Convertible Notes was $8.4 million and $4.0 million, respectively, during the six months ended April 30, 2016. The amount of interest cost recognized for amortization of the discount and for the contractual interest coupon for the 2020 Convertible Notes was $4.0 million and $2.0 million, respectively, during the three months ended May 2, 2015. The amount of interest cost recognized for amortization of the discount and for the contractual interest coupon for the 2020 Convertible Notes was $4.7 million and $2.3 million, respectively, during the six months ended May 2, 2015.
As of April 30, 2016, and October 31, 2015, the fair value of the 2020 Convertible Notes was approximately $560.6 million and $568.0 million, respectively, which was estimated based on broker trading prices.
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
The 2020 Convertible Notes contain provisions where the conversion rate is adjusted upon the occurrence of certain events, including if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. During the second fiscal quarter of 2016, the Board of Directors of the Company declared and paid a cash dividend in the amount of $0.045 per share. Accordingly, as of March 8, 2016, the conversion rate was adjusted to a rate of 63.0192 shares of the Company’s common stock per $1,000 principal amount of the notes, which is equal to 36.2 million shares at a conversion price of approximately $15.87 per share. However, because the adjustment resulted in a change to the conversion rate of less than 1%, as is allowed by the terms of the indenture governing the 2020 Convertible Notes, the Company elected to defer the administration and noteholder notification of such adjustment until the occurrence of (i) a subsequent adjustment to the conversion rate that results in a cumulative adjustment of at least 1% of the current conversion rate, (ii) the conversion of any 2020 Convertible Note, or (iii) certain other events requiring the adjustment to be made under the indenture governing the 2020 Convertible Notes.

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
As of April 30, 2016, the circumstances for conversion had not been triggered, and the 2020 Convertible Notes were not convertible. The if-converted value of the 2020 Convertible Notes as of April 30, 2016, did not exceed the principal amount of the 2020 Convertible Notes.
If a fundamental change, as specified in the terms of the indenture governing the 2020 Convertible Notes, occurs prior to the maturity date, holders of the notes may require the Company to repurchase the 2020 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2020 Convertible Notes repurchased, plus accrued and unpaid interest, if any, up to the repurchase date. As of April 30, 2016, a fundamental change had not occurred and the 2020 Convertible Notes were not re-purchasable.
Convertible Note Hedge and Warrants Related to the Convertible Senior Unsecured Notes
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge transactions with certain financial institutions (the “counterparties”) with respect to its common stock. Upon conversion of the 2020 Convertible Notes, the convertible note hedge transactions give the Company the right to acquire from the counterparties, subject to anti-dilution adjustments substantially similar to those in the 2020 Convertible Notes, initially approximately 36.1 million shares of the Company’s common stock at an initial strike price of $15.93 per share. Because a dividend in an amount greater than $0.035 per share was declared and paid effective beginning in the third fiscal quarter of 2015, the strike price under the convertible note hedge transactions has been adjusted to approximately $15.87 per share as of March 8, 2016. The convertible note hedge transactions are expected generally to reduce the potential common stock dilution and/or offset potential cash payments in excess of the principal amount of converted notes upon conversion of the notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions. The convertible note hedge transactions will be terminated on the maturity date of the 2020 Convertible Notes or earlier under certain circumstances. The $86.1 million cost of the convertible note hedge transactions has been accounted for as an equity transaction.
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
Under the terms of the warrants, the strike price and number of shares to be acquired by the holders of the warrants are adjusted if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. Accordingly, the terms of the warrants were adjusted to reflect the payment of a cash dividend in the amount of $0.045 per share beginning in the third fiscal quarter of 2015, and, as of March 8, 2016, the holders of the warrants have the right to acquire up to approximately 36.2 million shares of the Company’s common stock at a strike price of approximately $20.57 per share.
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
The 2023 Notes bear interest payable semiannually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the six months ended April 30, 2016.
As of April 30, 2016, and October 31, 2015, the fair value of the 2023 Notes was approximately $291.7 million and $293.9 million, respectively, which was estimated based on broker trading prices.
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
In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs accounting, the Company expensed the Call Premium, remaining debt issuance costs, and remaining original issue discount relating to the 2020 Notes in the first quarter of fiscal year 2015, which totaled $20.4 million. The Company reported this expense within “Interest expense” on the Company’s Condensed Consolidated Statements of Income for the six months ended May 2, 2015.

Debt Maturities
As of April 30, 2016, the Company’s aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2016 (remaining six months)	$101
2017	—
2018	—
2019	—
2020	575,000
Thereafter	300,000
Total	$875,101

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended April 30, 2016, and May 2, 2015 (in thousands):

	Accrued Warranty
	Six Months Ended
	April 30, 2016	May 2, 2015
Beginning balance	$7,599	$7,486
Liabilities accrued for warranties issued during the period	1,876	2,302
Warranty claims paid and used during the period	(1,931)	(2,132)
Changes in liability for pre-existing warranties during the period	(115)	(349)
Ending balance	$7,429	$7,307
In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s products, both alone and in certain circumstances when in combination with other products and services, for infringement of any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of April 30, 2016, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
Manufacturing and Purchase Commitments
Brocade has manufacturing arrangements with its CMs under which Brocade provides product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. Brocade issues purchase orders, and the CMs then generate invoices based on prices and payment terms mutually agreed upon and set forth in those purchase orders. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the agreements require Brocade to purchase all inventory components not returnable, usable by, or sold to other customers of the CMs. In addition, Brocade has an arrangement with one of its CMs regarding factory capacity that can be used by the Company. Under this arrangement, the Company receives a credit for exceeding the planned utilization of factory capacity and, conversely, is required to pay additional fees for underutilizing the planned capacity.
As of April 30, 2016, the Company’s aggregate commitment to its CMs for inventory components used in the manufacture of Brocade products was $204.1 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $1.3 million, which is reported within “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet as of April 30, 2016. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to utilize in normal ongoing operations.

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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the three and six months ended April 30, 2016, were the British pound, the euro, the Indian rupee, the Chinese yuan, the Singapore dollar, the Japanese yen, and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements.
The Company utilizes a rolling hedge strategy for the majority of its foreign currency derivative instruments to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. All of the Company’s foreign currency forward contracts are single delivery, which are settled at maturity involving one cash payment. The Company’s foreign currency risk management program includes foreign currency derivatives with a cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than 15 months. For these derivatives, the Company initially reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive loss was not material for the three and six months ended April 30, 2016, and May 2, 2015.
Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income (loss), net.” The amount recorded on ineffective cash flow hedges was not material for the three and six months ended April 30, 2016, and May 2, 2015.

Net losses relating to the effective portion of foreign currency derivatives, which are offset by net gains on the underlying exposures, are recorded in the Company’s Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Cost of revenues	$(66)	$(328)	$(160)	$(464)
Research and development	(427)	(32)	(626)	(67)
Sales and marketing	(270)	(870)	(644)	(1,324)
General and administrative	(17)	(25)	(44)	(83)
Total	$(780)	$(1,255)	$(1,474)	$(1,938)
Alternatively, the Company may choose not to hedge the foreign currency risk associated with its foreign currency exposures if the Company believes such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge.
As a result of foreign currency fluctuations, the net foreign currency exchange gains and losses recorded as part of “Interest and other income (loss), net” were losses of $0.3 million and $0.6 million for the three and six months ended April 30, 2016, respectively, and gains of $0.1 million and losses of $0.9 million for the three and six months ended May 2, 2015, respectively.
As of April 30, 2016, the Company had gross unrealized loss positions of $0.7 million and gross unrealized gain positions of $1.0 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.
Volume of Derivative Activity
All derivatives are designated as hedging instruments as of April 30, 2016, and October 31, 2015. Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments
In U.S. dollars	April 30, 2016	October 31, 2015
British pound	$21,936	$46,330
Euro	21,311	40,961
Indian rupee	17,668	35,647
Chinese yuan	7,418	15,129
Singapore dollar	6,943	13,745
Japanese yen	4,985	8,809
Swiss franc	4,771	9,265
Total	$85,032	$169,886

11. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, is included in the following line items of the Company’s Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Cost of revenues	$3,531	$1,986	$6,436	$5,802
Research and development	5,123	3,080	10,599	8,013
Sales and marketing	11,052	7,207	22,130	17,050
General and administrative	5,083	3,802	9,668	9,292
Total stock-based compensation expense	$24,789	$16,075	$48,833	$40,157

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Stock options	$708	$536	$1,437	$1,892
RSUs, including restricted stock units with market conditions	20,589	11,317	40,382	29,251
Employee stock purchase plan (“ESPP”)	3,492	4,222	7,014	9,014
Total stock-based compensation expense	$24,789	$16,075	$48,833	$40,157
The following table presents the unrecognized compensation expense, net of estimated forfeitures, by grant type and the related weighted-average periods over which this expense is expected to be recognized as of April 30, 2016 (in thousands, except for the weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (In years)
Stock options	$1,414	0.91
RSUs, including restricted stock units with market conditions	$109,208	1.82
ESPP	$6,518	1.03
The following table presents details on grants made by the Company for the following periods:

	Six Months Ended
	April 30, 2016		May 2, 2015
	Granted (Shares in thousands)	Weighted-Average Grant Date Fair Value	Granted (Shares in thousands)	Weighted-Average Grant Date Fair Value
Stock options	—	$—	1,117	$3.09
RSUs, including stock units with market conditions	4,181	$8.13	5,463	$10.98
The total intrinsic value of stock options exercised for the six months ended April 30, 2016, and May 2, 2015, was $1.1 million and $2.0 million, respectively.

12. Stockholders’ Equity
Dividends
During the six months ended April 30, 2016, the Company’s Board of Directors declared the following dividends (in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount Paid	Payment Date
November 22, 2015	$0.045	December 10, 2015	$18,429	January 4, 2016
February 16, 2016	$0.045	March 10, 2016	$18,016	April 4, 2016
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

Accumulated Other Comprehensive Loss
The components of other comprehensive income (loss) and related tax effects for the three months ended April 30, 2016, and May 2, 2015, are as follows (in thousands):

	Three Months Ended
	April 30, 2016			May 2, 2015
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$2,254	$(290)	$1,964	$(17)	$(126)	$(143)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	780	(56)	724	1,255	(146)	1,109
Net unrealized gains (losses) on cash flow hedges	3,034	(346)	2,688	1,238	(272)	966
Foreign currency translation adjustments	2,070	—	2,070	(1,068)	—	(1,068)
Total other comprehensive income (loss)	$5,104	$(346)	$4,758	$170	$(272)	$(102)
The components of other comprehensive income (loss) and related tax effects for the six months ended April 30, 2016, and May 2, 2015, are as follows (in thousands):

	Six Months Ended
	April 30, 2016			May 2, 2015
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$(342)	$6	$(336)	$(2,197)	$279	$(1,918)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	1,474	(124)	1,350	1,938	(225)	1,713
Net unrealized gains (losses) on cash flow hedges	1,132	(118)	1,014	(259)	54	(205)
Foreign currency translation adjustments	(133)	—	(133)	(5,289)	—	(5,289)
Total other comprehensive income (loss)	$999	$(118)	$881	$(5,548)	$54	$(5,494)

(1)
For classification of amounts reclassified from accumulated other comprehensive loss into earnings as reported on the Company’s Condensed Consolidated Statements of Income, see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements.

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended April 30, 2016, and May 2, 2015, are as follows (in thousands):

	Six Months Ended
	April 30, 2016			May 2, 2015
	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Beginning balance	$(1,539)	$(23,463)	$(25,002)	$(1,907)	$(16,907)	$(18,814)
Change in unrealized gains and losses	(336)	(133)	(469)	(1,918)	(5,289)	(7,207)
Net gains and losses reclassified into earnings	1,350	—	1,350	1,713	—	1,713
Net current-period other comprehensive income (loss)	1,014	(133)	881	(205)	(5,289)	(5,494)
Ending balance	$(525)	$(23,596)	$(24,121)	$(2,112)	$(22,196)	$(24,308)

13. Income Taxes
In general, the Company’s provision for income taxes differs from the tax computed at the U.S. federal statutory tax rate due to state taxes, the effect of non-U.S. operations being taxed at rates lower than the U.S. federal statutory tax rate, non-deductible stock-based compensation expense, tax credits, and adjustments to unrecognized tax benefits. Earnings of the Company’s subsidiaries outside of the United States primarily relate to its European, Asia Pacific, and Japan businesses.
The effective tax rate for the three months ended April 30, 2016, was higher than the U.S. federal statutory tax rate of 35% primarily due to the increase in unrecognized tax benefits related to certain intercompany transactions. The effective tax rate for the six months ended April 30, 2016, was lower than the U.S. federal statutory tax rate of 35% primarily due to the benefits from the federal research and development tax credit, which was permanently reinstated retroactive to January 1, 2015, by the passage of the Protecting Americans from Tax Hikes Act of 2015.
The effective tax rate for the three and six months ended April 30, 2016, was higher compared with the three and six months ended May 2, 2015, primarily due to the increase in unrecognized tax benefits related to certain intercompany transactions during the three months ended April 30, 2016.
The Company’s total gross unrecognized tax benefits, excluding interest and penalties, were $142.1 million as of April 30, 2016. If the total gross unrecognized tax benefits as of April 30, 2016, were recognized in the future, approximately $102.5 million would decrease the Company’s effective tax rate.
The IRS and other tax authorities regularly examine the Company’s income tax returns. In October 2014, the IRS issued a Revenue Agent’s Report related to its field examination of the Company’s federal income tax returns for fiscal years 2009 and 2010. The IRS is contesting certain assumptions used to support the Company’s transfer pricing with its foreign subsidiaries. In November 2014, the Company filed a protest to challenge the proposed adjustment, and in March 2015, the issue was moved to the Office of Appeals. In addition, in October 2014, the Geneva Tax Administration issued its final assessments for fiscal years 2003 to 2012, disputing certain of the Company’s transfer pricing arrangements. In November 2014, the Company filed a protest to challenge the final assessments. The Company believes that reserves for unrecognized tax benefits are adequate for all open tax years. The timing of income tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. Before the end of fiscal year 2016, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain income tax examination periods will expire, or both. After the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to its unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments, and the impact of such settlements on the uncertainty in income taxes, the Company estimates the range of potential decreases in underlying uncertainty in income tax is between $0 and $19 million in the next 12 months.

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
At this time, the Company does not track its operating expenses by operating segments because management does not consider this information in its measurement of the performance of the operating segments. The Company also does not track all of its assets by operating segments. The majority of the Company’s assets as of April 30, 2016, were attributable to its U.S. operations.

Summarized financial information by reportable segment for the three and six months ended April 30, 2016, and May 2, 2015, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended April 30, 2016
Net revenues	$296,627	$131,566	$95,113	$523,306
Cost of revenues	71,972	60,236	40,787	172,995
Gross margin	$224,655	$71,330	$54,326	$350,311
Three months ended May 2, 2015
Net revenues	$313,512	$144,731	$88,332	$546,575
Cost of revenues	73,768	63,844	36,754	174,366
Gross margin	$239,744	$80,887	$51,578	$372,209
Six months ended April 30, 2016
Net revenues	$643,685	$265,675	$188,230	$1,097,590
Cost of revenues	153,176	123,129	82,159	358,464
Gross margin	$490,509	$142,546	$106,071	$739,126
Six months ended May 2, 2015
Net revenues	$666,911	$277,570	$178,333	$1,122,814
Cost of revenues	159,493	128,045	73,384	360,922
Gross margin	$507,418	$149,525	$104,949	$761,892

15. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Basic net income per share
Net income	$43,085	$77,040	$136,731	$164,307
Weighted-average shares used in computing basic net income per share	400,554	420,718	404,228	424,627
Basic net income per share	$0.11	$0.18	$0.34	$0.39
Diluted net income per share
Net income	$43,085	$77,040	$136,731	$164,307
Weighted-average shares used in computing basic net income per share	400,554	420,718	404,228	424,627
Dilutive potential common shares in the form of stock options	1,428	1,826	1,380	1,780
Dilutive potential common shares in the form of other share-based awards	6,766	10,690	6,309	9,788
Weighted-average shares used in computing diluted net income per share	408,748	433,234	411,917	436,195
Diluted net income per share	$0.11	$0.18	$0.33	$0.38
Antidilutive potential common shares in the form of: (1)
Warrants issued in conjunction with the 2020 Convertible Notes (2)	36,240	36,095	36,220	21,618
Stock options	1,374	1,117	1,624	847
Other share-based awards	316	—	650	—

(1)	These amounts are excluded from the computation of diluted net income per share.

(2)
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge and warrant transactions as described in Note 8, “Borrowings.” The 2020 Convertible Notes have no impact on diluted earnings per share until the average quarterly price of the Company’s common stock exceeds the adjusted conversion price of $15.87 per share. If the common stock price exceeds this adjusted conversion price, then, prior to conversion, the Company will calculate the effect of the additional shares that may be issued using the treasury stock method. If the average price of the Company’s common stock exceeds $20.57 per share for a quarterly period, the Company’s weighted-average shares used in computing diluted net income per share will be impacted by the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The convertible note hedge is not considered for purposes of the diluted earnings per share calculation, as its effect would be antidilutive.

16. Subsequent Events
On May 27, 2016, the Company completed its acquisition of Ruckus in accordance with the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”), dated April 3, 2016, between the Company, Stallion Merger Sub Inc., a wholly owned subsidiary of the Company (“Stallion”), and Ruckus. Pursuant to the Merger Agreement, Stallion merged into Ruckus with Ruckus surviving as a wholly owned subsidiary of the Company. The acquisition is expected to complement the Company’s enterprise networking portfolio, adding Ruckus’ wireless products to the Company’s networking solutions.
Pursuant to the terms of the Merger Agreement, Ruckus stockholders received $6.45 in cash and 0.75 shares of the Company’s common stock in exchange for each share of Ruckus common stock. The preliminary estimated purchase price for the Ruckus acquisition was approximately $1.2 billion, which is comprised of $0.6 billion in cash and $0.6 billion of equity interests in the Company.
Due to the limited amount of time since the completion of the acquisition, the purchase price allocation was based on a preliminary valuation of the assets acquired and liabilities assumed and could change materially as the Company finalizes the fair values of the tangible and intangible assets acquired and liabilities assumed. The following table summarizes the preliminary allocation of the purchase price for the Ruckus acquisition (in thousands):

Assets acquired:
Cash and cash equivalents	$59,714
Restricted cash	5,000
Short-term investments	166,934
Accounts receivable, net of allowance for doubtful accounts of $800	80,256
Inventories	64,000
Prepaid expenses and other current assets	9,185
Property and equipment, net	27,888
Identifiable intangible assets	422,000
Non-current deferred tax assets	70,944
Other assets	1,767
Total assets acquired	907,688
Liabilities assumed:
Accounts payable	23,074
Accrued employee compensation	17,100
Deferred revenue	13,947
Other accrued liabilities	11,209
Non-current deferred revenue	10,420
Non-current deferred tax liability	172,265
Other non-current liabilities	3,274
Total liabilities assumed	251,289
Net assets acquired, excluding goodwill (a)	656,399
Total preliminary estimated purchase price (b)	1,245,090
Estimated goodwill (b) - (a)	$588,691

Goodwill represents the excess of the preliminary estimated purchase price over the fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to planned growth in new markets, and synergies expected to be achieved from the combined operations of the Company and Ruckus. The goodwill will be assigned to our IP Networking Products reportable segment. Goodwill recognized in the acquisition is not expected to be deductible for tax purposes.
Intangible Assets
Preliminary identified intangible assets and their respective useful lives are as follows (in thousands, except estimated useful life):

Intangible Asset	Approximate Fair Value	Estimated Useful Life (in years)
Trade name/trademark	$48,000	12.50
Customer relationships	117,000	6.50
Developed technology	223,000	5.50
IPR&D (1)	34,000	N/A
Total intangible assets	$422,000

(1)	IPR&D will be accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned.
The following unaudited pro forma financial information presents the consolidated results of the Company and Ruckus for the three and six months ended April 30, 2016, and May 2, 2015, giving effect to the acquisition and the related debt financing as if they had occurred on November 2, 2014. The unaudited pro forma financial information combines the historical consolidated statement of income of the Company and Ruckus and includes adjustments to give effect to pro forma events that are directly attributable to the acquisition and the related debt financing. The unaudited pro forma financial information for the three and six months ended April 30, 2016, and May 2, 2015, combines the historical results of Brocade for those same periods and of Ruckus for the three and six months ended March 31, 2016, and March 31, 2015, respectively, which represent Ruckus’ reporting periods prior to the acquisition. The pro forma financial information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to share-based compensation expense, the acquisition accounting effect on inventory acquired and deferred revenue, interest expense for the additional indebtedness and acquisition costs. The unaudited financial pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods. The unaudited pro forma financial information does not give effect to the potential impact of current financial conditions, regulatory matters, or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. Consequently, actual results will differ from the unaudited pro forma financial information presented below (in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Unaudited pro forma consolidated results:
Pro forma revenues	$623,143	$627,917	$1,296,807	$1,276,670
Pro forma net income	$31,203	$60,324	$115,421	$88,107
As the acquisition occurred after April 30, 2016, the Company’s Condensed Consolidated Statements of Income for the three and six months ended April 30, 2016, and May 2, 2015, do not include any of Ruckus’ financial results. The preliminary estimated post-combination stock-based compensation expense for Company stock options and restricted stock units issued to replace canceled Ruckus stock options and restricted stock units is $47.3 million. This expense will be recognized in accordance with the Company’s policy.
Initial Term Loan and Revolving Credit Facility
In connection with the completion of the acquisition of Ruckus, on May 27, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, Deutsche Bank AG New York Branch, SunTrust Bank and certain other lenders. Pursuant to the Credit Agreement, the lenders have provided Brocade with a term loan facility of $800 million, which was fully drawn at the time of, and the proceeds used to fund in part, the acquisition, and a revolving credit facility of $100 million, which is fully available to finance ongoing working capital requirements and other general corporate purposes of the Company. The proceeds of both the term loan facility and the revolving credit facility may also be used to finance the repurchase of the Company’s shares.

The initial term loan has a term of five years and bears interest at floating rates based on LIBOR, plus 1.5% interest margin.
The Company’s obligations under the Credit Agreement are and will be fully and unconditionally guaranteed by certain of the Company’s existing and subsequently acquired or organized direct and indirect subsidiaries. The Company’s obligations under the Credit Agreement are unsecured but will be required to be secured upon the occurrence of certain events, including certain credit rating agency downgrades or the incurrence of certain indebtedness in excess of $600 million, subject to certain exceptions.
The Credit Agreement includes financial covenants, including a maximum total leverage ratio and a minimum interest coverage ratio, certain restrictive covenants and customary events of default. Commitments under the revolving credit facility are subject to an annual undrawn commitment fee starting at 0.30%, and are later subject to adjustment between 0.20% and 0.35% based on the Company’s total leverage ratio.

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
Key customer information technology (“IT”) initiatives, such as virtualization, enterprise mobility, data center consolidation, cloud computing, and migration to higher-performance technologies, such as solid state storage, continue to rely on our mission-critical SAN-based solutions. We are known as a storage networking innovator and have a leading SAN market share position. Our SAN business strategy is to continue to expand and diversify our partner base and introduce new, innovative solutions for both our large installed base and potential new customers. For example, on March 1, 2016, we launched the first phase of the Gen 6 Fibre Channel switching platform. This next generation of switches delivers superior performance and scalability designed to support the demanding workloads from mission-critical applications. In addition, we continue to add new SAN partners, expand relationships with existing partners, and introduce new products, such as the Brocade Analytics Monitoring Platform. This new platform provides customers the ability to improve operational performance, stability, and security within their storage environments.
Our IP Networking business strategies are intended to increase new customer accounts and expand our current market share through product innovations, acquisitions, and the development and expansion of our routes to market. Examples include Ethernet fabric switches, virtualized software networking products, and the acquisition of Ruckus Wireless, Inc., which was completed on May 27, 2016. The Ruckus acquisition, which provides us access to both the Ruckus product portfolio and Ruckus’ channels to market, enhances our scale and competitive positioning in both the enterprise and service provider markets and compliments our mobility strategy that we announced in February 2016. Longer term, we expect the Ruckus acquisition to strengthen our ability to pursue emerging opportunities around 5G mobile services, Internet of Things, Smart Cities, in-building LTE, and wireless/Wi-Fi convergence.

Success of our IP Networking business, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures, upgrading their campus wireline and wireless infrastructure, and adopting our virtualized software-based networking solutions. In particular, our future success in this area would be negatively impacted if the technological transition to virtual software-based solutions does not occur at the anticipated rate or at all. However, while our software networking product revenues have not been material to date, there is customer interest in software networking products, and we believe that customers prefer to buy networking products from suppliers that offer a portfolio of solutions that address their current and future needs. We plan to continue to support our growth strategy with continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging technologies such as software-defined networking (“SDN”), network functions virtualization (“NFV”), and network visibility and analytics (“NVA”), introducing new products, making strategic acquisitions, and enhancing our existing partnerships and forming new partnerships through our various distribution channels.
We continue to expand our software networking capabilities through technology innovation and strategic acquisitions. In September 2014, we completed an acquisition that enhances our leadership in NFV technology and gives us a new market to address with visibility and analytics solutions for mobile operators. In March 2015, we completed two acquisitions, in which we acquired a virtual application delivery controller (“vADC”) software product line and a vEPC software product line, respectively. The acquired vADC software expands our NFV portfolio and addresses the needs of service providers and enterprise accounts. The acquired vEPC software, which has formed the basis for a mobility platform for building open, next-generation networks, primarily addresses emerging mobile applications and services, including mobile virtual private networks. In addition to these acquisitions, in April 2015, we launched a portfolio of IP Networking products designed specifically to support IP storage deployments.
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
We expect our SAN and IP Networking revenues to fluctuate depending on the demand for our existing and future products and services, and the quality of the sales support for our products and services from our distribution and reseller partners, as well as the timing of product transitions by our original equipment manufacturer (“OEM”) partners. The average selling prices per port for our SAN and IP Networking products have typically declined over time, unless impacted favorably by a new product introduction or product mix, and we expect this dynamic to continue.
Our plans for our operating cash flows are to provide liquidity for operations, capital investment, and other strategic initiatives, including investments and acquisitions to strengthen our networking portfolios, and to return capital to stockholders in the form of stock repurchases and dividends. In September 2015, we reconfirmed our priorities for the use of operating cash flows and our intent to, after those priorities are met, return at least 60% of our annual adjusted free cash flow to stockholders in the form of stock repurchases or dividends. We define adjusted free cash flow as operating cash flow, adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditures. In the second quarter of fiscal year 2016, our Board of Directors declared and paid a quarterly cash dividend of $0.045 per share of our common stock for a total of $18.0 million. On May 18, 2016, our Board of Directors declared a quarterly cash dividend of $0.055 per share of our common stock to be paid on July 5, 2016, to stockholders of record as of the close of market on June 10, 2016. Future dividend payments are subject to review and approval on a quarterly basis by our Board of Directors.

Overview of Financial Results
The following table provides an overview of some of our financial results (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Total net revenues	$523,306	$546,575	$1,097,590	$1,122,814
Gross margin	$350,311	$372,209	$739,126	$761,892
Gross margin, as a percentage of total net revenues	66.9%	68.1%	67.3%	67.9%
Income from operations	$82,665	$114,205	$203,631	$253,610
Income from operations, as a percentage of total net revenues	15.8%	20.9%	18.6%	22.6%
Net income	$43,085	$77,040	$136,731	$164,307

Results of Operations
Our results of operations for the three and six months ended April 30, 2016, and May 2, 2015, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each reportable segment, which is indicated as a percentage of the respective reportable segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 30, 2016		May 2, 2015
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
SAN Products	$296,627	56.7%	$313,512	57.3%	$(16,885)	(5.4)%
IP Networking Products	131,566	25.1%	144,731	26.5%	(13,165)	(9.1)%
Global Services	95,113	18.2%	88,332	16.2%	6,781	7.7%
Total net revenues	$523,306	100.0%	$546,575	100.0%	$(23,269)	(4.3)%

	Six Months Ended
	April 30, 2016		May 2, 2015
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
SAN Products	$643,685	58.6%	$666,911	59.4%	$(23,226)	(3.5)%
IP Networking Products	265,675	24.2%	277,570	24.7%	(11,895)	(4.3)%
Global Services	188,230	17.2%	178,333	15.9%	9,897	5.5%
Total net revenues	$1,097,590	100.0%	$1,122,814	100.0%	$(25,224)	(2.2)%
The decrease in total net revenues for the three months ended April 30, 2016, compared with the three months ended May 2, 2015, reflects lower sales for our SAN and IP Networking products, partially offset by higher sales for our Global Services offerings, as further described below.

•
The decrease in SAN product revenues was caused by a decrease in director product revenues and embedded and fixed-configuration switch product revenues, primarily due to softer industry storage demand. The number of ports shipped decreased by 10.7% during the three months ended April 30, 2016, due to the decrease in embedded and fixed-configuration switch sales, the effect of which was partially offset by a 6.0% increase in the average selling price per port;

•
The decrease in IP Networking product revenues primarily reflects lower revenues from our routing products, primarily due to weaker demand from large network carrier and federal customers as a result of recent market softness. The decrease is partially offset by the increase in switch product revenues due to stronger enterprise customer demand for fixed data center switches and growth in the vADC software product line acquired in the second quarter of fiscal year 2015; and

•
The increase in Global Services revenues was primarily due to an increase in SAN and IP hardware support renewal contracts, higher vADC software support revenue, and higher professional services revenues.

The decrease in total net revenues for the six months ended April 30, 2016, compared with the six months ended May 2, 2015, reflects lower sales for our SAN and IP Networking products, partially offset by higher sales for our Global Services offerings, as further described below.

•
The decrease in SAN product revenues was caused by a decrease in embedded and fixed-configuration switch product revenues, primarily due to softer industry storage demand, partially offset by a slight increase in director product revenues. The number of ports shipped decreased by 9.5% during the six months ended April 30, 2016, due to the decrease in embedded and fixed-configuration switch sales, the effect of which was partially offset by a 6.6% increase in the average selling price per port;

•
The decrease in IP Networking product revenues primarily reflects lower revenues from our routing products, primarily due to weaker demand from large network carrier and federal customers. This decrease was partially offset by increases in campus switching, data center switching, and software networking products. Campus switch revenue growth is attributed to the education vertical market, particularly the stimulus from the U.S. federal government funding of technology improvements for schools, commonly known as the E-Rate program. Data center switching revenues increased due to stronger enterprise customer demand for fixed switches. Software networking revenues increased primarily due to the vADC software product line acquired in the second quarter of fiscal year 2015; and

•
The increase in Global Services revenues was primarily due to an increase in support revenue related to our vADC software product line acquired in the second quarter of fiscal year 2015, an increase in renewal support contracts for our SAN and IP hardware products, as well as an increase in professional services revenues.

Our total net revenues by geographic area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 30, 2016		May 2, 2015
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
United States (“U.S.”)	$275,250	52.6%	$306,474	56.0%	$(31,224)	(10.2)%
Europe, the Middle East and Africa (1)	150,059	28.7%	144,582	26.5%	5,477	3.8%
Asia Pacific	64,433	12.3%	52,775	9.7%	11,658	22.1%
Japan	25,646	4.9%	25,371	4.6%	275	1.1%
Canada, Central and South America	7,918	1.5%	17,373	3.2%	(9,455)	(54.4)%
Total net revenues	$523,306	100.0%	$546,575	100.0%	$(23,269)	(4.3)%

(1)	Includes net revenues of $97.3 million and $93.4 million for the three months ended April 30, 2016, and the three months ended May 2, 2015, respectively, relating to the Netherlands.

	Six Months Ended
	April 30, 2016		May 2, 2015
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
U.S.	$591,601	53.9%	$637,568	56.7%	$(45,967)	(7.2)%
Europe, the Middle East and Africa (1)	303,114	27.6%	305,149	27.2%	(2,035)	(0.7)%
Asia Pacific	131,011	11.9%	107,701	9.6%	23,310	21.6%
Japan	50,231	4.6%	45,703	4.1%	4,528	9.9%
Canada, Central and South America	21,633	2.0%	26,693	2.4%	(5,060)	(19.0)%
Total net revenues	$1,097,590	100.0%	$1,122,814	100.0%	$(25,224)	(2.2)%

(1)	Includes net revenues of $201.5 million and $204.2 million for the six months ended April 30, 2016, and the six months ended May 2, 2015, respectively, relating to the Netherlands.
Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. Because we account for those OEM revenues as domestic revenues, we cannot be certain of the extent to which our domestic and international revenue mix is impacted by the logistics practices of our OEM partners, but the end-user location data that is available indicates that international revenues comprise a larger percentage of our total net revenues than the attributed revenues above indicate.
International revenues for the three months ended April 30, 2016, increased to 47.4% as a percentage of total net revenues compared with 44.0% for the three months ended May 2, 2015, primarily due to a shift in OEM customer mix and delivery location for our SAN products. International revenues for the six months ended April 30, 2016, increased to 46.1% as a percentage of total net revenues compared with 43.2% for the six months ended May 2, 2015, also primarily due to a shift in OEM customer mix and delivery location for our SAN products.
A significant portion of our revenues is concentrated among a relatively small number of OEM customers. For the three months ended April 30, 2016, two customers individually accounted for 19% and 11% of our total net revenues for a combined total of 30% of total net revenues. For the three months ended May 2, 2015, four customers individually accounted for 15%, 12%, and 12%, and 11% of our total net revenues for a combined total of 49% of total net revenues. For the six months ended April 30, 2016, three customers individually accounted for 20%, 11%, and 11% of our total net revenues for a combined total of 42% of total net revenues. For the six months ended May 2, 2015, four customers individually accounted for 17%, 13%, 11%, and 10% of our total net revenues for a combined total of 51% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective reportable segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 30, 2016		May 2, 2015
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/(Decrease)	% Points Change
SAN Products	$224,655	75.7%	$239,744	76.5%	$(15,089)	(0.8)%
IP Networking Products	71,330	54.2%	80,887	55.9%	(9,557)	(1.7)%
Global Services	54,326	57.1%	51,578	58.4%	2,748	(1.3)%
Total gross margin	$350,311	66.9%	$372,209	68.1%	$(21,898)	(1.2)%

	Six Months Ended
	April 30, 2016		May 2, 2015
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/(Decrease)	% Points Change
SAN Products	$490,509	76.2%	$507,418	76.1%	$(16,909)	0.1%
IP Networking Products	142,546	53.7%	149,525	53.9%	(6,979)	(0.2)%
Global Services	106,071	56.4%	104,949	58.9%	1,122	(2.5)%
Total gross margin	$739,126	67.3%	$761,892	67.9%	$(22,766)	(0.6)%
The changes in gross margin percentage for each reportable segment for the three months ended April 30, 2016, compared with the three months ended May 2, 2015, were primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues decreased 0.8% primarily due to a one-time benefit resulting from the favorable use of manufacturing capacity in the second quarter of fiscal year 2015 and lower revenue absorption as a result of lower revenue;

•
IP Networking gross margins relative to net revenues decreased 1.1% due to amortization of IP Networking-related intangible assets acquired in the second quarter of fiscal years 2015 and 2016. In addition, IP Networking gross margins also decreased 0.8% relative to net revenues primarily due to the shift in product mix towards campus and data center switching products, which carry a lower product margin than data center routing products; and

•
Global Services gross margins relative to net revenues decreased primarily due to higher salaries and other compensation due to increased staffing to support our customer installed base, partially offset by lower variable incentive compensation.

The changes in gross margin percentage for each reportable segment for the six months ended April 30, 2016, compared with the six months ended May 2, 2015, were primarily due to the following factors (the percentages below reflect the impact on gross margin):

•	SAN gross margins relative to net revenues increased 0.1% primarily due to product cost reductions;

•
IP Networking gross margins relative to net revenues decreased 1.5% due to amortization of IP Networking-related intangible assets acquired in the second quarter of fiscal years 2015 and 2016. In addition, IP Networking gross margins decreased 0.3% relative to net revenues primarily due to higher excess and obsolete inventory charges, which included a one-time benefit from the shipment of previously reserved product in the second quarter of fiscal year 2015, as well as nonrecurring favorable supplier pricing in the second quarter of fiscal year 2015. The decreases in IP Networking gross margins were partially offset by a 1.3% increase relative to net revenues related to a favorable shift in mix towards higher margin software networking products and data center switching products, and favorable product transitions to higher margin campus switching products; and

•
Global Services gross margins relative to net revenues decreased primarily due to higher salaries for increased staffing related to our continued focus on customer satisfaction and our software business, partially offset by increased revenue absorption as a result of increased revenue.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of compensation and related expenses for personnel engaged in engineering and R&D activities, fees paid to consultants and outside service providers, engineering expenses, which primarily consist of non-recurring engineering charges and prototyping expenses related to the design, development, testing, and enhancement of our products, depreciation related to engineering and test equipment, and allocated expenses related to legal, IT, facilities, and other shared functions.
R&D expenses are summarized as follows (in thousands, except percentages):

	April 30, 2016		May 2, 2015
R&D expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/(Decrease)	% Change
Three months ended	$89,263	17.1%	$91,870	16.8%	$(2,607)	(2.8)%
Six months ended	$182,520	16.6%	$177,101	15.8%	$5,419	3.1%
R&D expenses decreased for the three months ended April 30, 2016, compared with the three months ended May 2, 2015, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$(2,096)
Expenses related to legal, IT, facilities, and other shared functions	(1,403)
Engineering expenses	(664)
Various individually insignificant items	(487)
Stock-based compensation	2,043
Total change	$(2,607)
Salaries and other compensation decreased primarily due to lower variable incentive compensation expense, partially offset by an increase in salaries and employment-related benefits related to acquisitions and investments within our IP Networking business, as well as annual merit-based increases in salaries. Expenses related to legal, IT, facilities, and other shared functions allocated to R&D activities decreased primarily due to the reduction in legal spending compared to the prior period, as well as lower allocations from IT and facilities. Engineering expenses decreased primarily due to a reduction in prototypes from the timing of different product development phases. The decrease in R&D expenses was partially offset by an increase in stock-based compensation expense primarily due to the cumulative adjustment recorded as a credit to expense in the second fiscal quarter of 2015 related to the increase in the estimated forfeiture rates used in 2015.

R&D expenses increased for the six months ended April 30, 2016, compared with the six months ended May 2, 2015, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$7,118
Stock-based compensation	2,586
Expenses related to legal, IT, facilities, and other shared functions	(2,051)
Outside services expense	(924)
Engineering expenses	(754)
Various individually insignificant items	(556)
Total change	$5,419
Salaries and other compensation increased primarily due to increased personnel from the acquisitions that occurred in the second quarter of fiscal year 2015 and from the growth in our engineering staffing due to the expanded focus on our software product lines, annual merit-based increases in salaries, and an increase in the cost of employment-related benefits, partially offset by a decrease in variable incentive compensation. Stock-based compensation increased primarily due to the cumulative adjustment recorded as a credit to expense in the second fiscal quarter of 2015 related to the increase in the estimated forfeiture rates used in 2015, as well as higher grant-date fair values of grants being amortized in the recent years due to a gradual increase in our stock price since fiscal year 2014. The increase in R&D expenses was partially offset by a decrease in expenses related to legal, IT, facilities, and other shared functions due to the reduction in legal spending compared to the prior period, as well as lower allocations from IT and facilities. Outside services expense decreased primarily due to a decrease in outside engineering services for software networking product development as much of this work is now being performed by our engineering workforce. In addition, engineering expenses decreased primarily due to a reduction in prototypes from the timing of different product development phases.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and allocated expenses related to legal, IT, facilities, and other shared functions.
S&M expenses are summarized as follows (in thousands, except percentages):

	April 30, 2016		May 2, 2015
S&M expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$148,933	28.5%	$143,078	26.2%	$5,855	4.1%
Six months ended	$300,760	27.4%	$283,316	25.2%	$17,444	6.2%
S&M expenses increased for the three months ended April 30, 2016, compared with the three months ended May 2, 2015, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$4,012
Stock-based compensation expense	3,845
Outside services and other marketing expense	(1,955)
Various individually insignificant items	(47)
Total change	$5,855
Salaries and other compensation increased primarily as a result of increased personnel associated with the acquired vADC product line, annual merit-based increases in salaries, an increase in the cost of employment-related benefits, and an increase in variable incentive compensation. Stock-based compensation expense increased primarily due to the cumulative adjustment recorded as a credit to expense in the second fiscal quarter of 2015 related to the increase in the estimated forfeiture rates used in 2015. The increase in S&M expenses was partially offset by a decrease in outside services and other marketing expense primarily due to decreased corporate marketing events and decreased investment in our corporate branding and advertisement programs.

S&M expenses increased for the six months ended April 30, 2016, compared with the six months ended May 2, 2015, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$13,544
Stock-based compensation expense	5,080
Outside services and other marketing expense	(901)
Various individually insignificant items	(279)
Total change	$17,444
Salaries and other compensation increased primarily as a result of increased personnel associated with the acquired vADC software product line, annual merit-based increases in salaries, an increase in the cost of employment-related benefits, and higher variable incentive compensation. Stock-based compensation expense increased primarily due to the cumulative adjustment recorded as a credit to expense in the second fiscal quarter of 2015 related to the increase in the estimated forfeiture rates used in 2015. The increase in S&M expenses was partially offset by the decrease in corporate marketing events and decreased investment in our corporate branding and advertisement programs.
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
G&A expenses are summarized as follows (in thousands, except percentages):

	April 30, 2016		May 2, 2015
G&A expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/(Decrease)	% Change
Three months ended	$22,791	4.4%	$20,722	3.8%	$2,069	10.0%
Six months ended	$45,220	4.1%	$45,393	4.0%	$(173)	(0.4)%
G&A expenses increased for the three months ended April 30, 2016, compared with the three months ended May 2, 2015, primarily due to the following (in thousands):

Increase
Stock-based compensation expense	$1,281
Various individually insignificant items	788
Total change	$2,069
Stock-based compensation increased due to the cumulative adjustment recorded as a credit to expense in the second quarter of fiscal year 2015 related to the increase in the estimated forfeiture rates used in 2015, as well as higher grant-date fair values of grants being amortized in the recent years.
G&A expenses decreased for the six months ended April 30, 2016, compared with the six months ended May 2, 2015, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$(580)
Various individually insignificant items	407
Total change	$(173)
Salaries and other compensation decreased primarily as a result of lower variable incentive compensation.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	April 30, 2016		May 2, 2015
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$902	0.2%	$627	0.1%	$275	43.9%
Six months ended	$1,804	0.2%	$765	0.1%	$1,039	135.8%
The increase in amortization of intangible assets for the three months ended April 30, 2016, compared with the three months ended May 2, 2015, was primarily due to the addition of finite-lived intangible assets in connection with the completion of the R&D efforts associated with our IPR&D intangible assets during the six months ended April 30, 2016, as well as due to the acquisition completed in the second fiscal quarter of 2016. The increase in amortization of intangible assets for the six months ended April 30, 2016, compared with the six months ended May 2, 2015, was primarily due to the addition of intangible assets in connection with our acquisitions completed in the second fiscal quarters of 2015 and 2016 (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	April 30, 2016		May 2, 2015
Acquisition and integration costs:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$5,757	1.1%	$2,344	0.4%	$3,413	145.6%
Six months ended	$5,757	0.5%	$2,344	0.2%	$3,413	145.6%
The increase in acquisition and integration costs for the three and six months ended April 30, 2016, compared with the three and six months ended May 2, 2015, was primarily due to initial consulting services and other professional fees incurred in the second fiscal quarter of 2016 in connection with the Ruckus acquisition, which was much larger and therefore resulted in greater costs being incurred than the comparatively smaller two acquisitions completed in the second fiscal quarter of 2015 (see Note 3, “Acquisitions,” and Note 16, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements).
Restructuring and other related benefits. Restructuring and other related benefits are summarized as follows (in thousands, except percentages):

	April 30, 2016		May 2, 2015
Restructuring and other related benefits:	Benefit	% of Net Revenues	Benefit	% of Net Revenues	Decrease	% Change
Three months ended	$—	—%	$(637)	(0.1)%	$637	(100.0)%
Six months ended	$(566)	(0.1)%	$(637)	(0.1)%	$71	(11.1)%
We did not incur any restructuring and other related benefits for the three months ended April 30, 2016. Restructuring and other related benefits for the six months ended April 30, 2016, were primarily due to a favorable change in lease terms for a certain facility. In addition, restructuring and other related benefits for the three and six months ended May 2, 2015, were due to favorable changes in expected sublease terms and other related assumptions for estimated facilities lease losses (see Note 7, “Restructuring and Other Related Benefits,” of the Notes to Condensed Consolidated Financial Statements).

Interest expense. Interest expense primarily represents the interest cost associated with our senior secured notes, senior unsecured notes, and convertible senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Interest expense is summarized as follows (in thousands, except percentages):

	April 30, 2016		May 2, 2015
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$(9,955)	(1.9)%	$(10,552)	(1.9)%	$597	5.7%
Six months ended	$(19,820)	(1.8)%	$(35,976)	(3.2)%	$16,156	44.9%
In January 2015, we issued $575.0 million in aggregate principal amount of 1.375% convertible senior unsecured notes due 2020 (the “2020 Convertible Notes”) in a private placement. The proceeds from this offering were used to redeem all of the outstanding 6.875% senior secured notes due 2020 (the “2020 Notes”), which had a higher interest rate, and for general corporate purposes. Interest expense decreased for the three and six months ended April 30, 2016, compared with the three and six months ended May 2, 2015, primarily due to the $15.1 million expense that we recorded in the first quarter of fiscal year 2015 for the call premium, debt issuance costs, and original issue discount relating to the redemption of our 2020 Notes. The decrease in interest expense was also due to the refinancing of the 2020 Notes at a lower interest rate.
Interest and other income (loss), net. Interest and other income (loss), net, is summarized as follows (in thousands, except percentages):

	April 30, 2016		May 2, 2015
Interest and other income (loss), net:	Income	% of Net Revenues	Income/(Loss)	% of Net Revenues	Increase	% Change
Three months ended	$1,091	0.2%	$466	0.1%	$625	134.1%
Six months ended	$1,760	0.2%	$(93)	—%	$1,853	*

* Not meaningful
Interest and other income, net, for the three and six months ended April 30, 2016, was primarily related to an increase in interest income for our money market funds due to an increase in interest rates. Interest and other income (loss), net, was not material for the three and six months ended May 2, 2015.
Income tax expense. Income tax expense and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Six Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Income tax expense	$30,716	$27,079	$48,840	$53,234
Effective tax rate	41.6%	26.0%	26.3%	24.5%
In general, our provision for income taxes differs from the tax computed at the U.S. federal statutory tax rate due to state taxes, the effect of non-U.S. operations being taxed at rates lower than the U.S. federal statutory tax rate, non-deductible stock-based compensation expense, tax credits, and adjustments to unrecognized tax benefits. Earnings of our subsidiaries outside of the United States primarily relate to our European, Asia Pacific, and Japan businesses.
The effective tax rate for the three months ended April 30, 2016, was higher than the U.S. federal statutory tax rate of 35%, primarily due to the increase in unrecognized tax benefits related to certain intercompany transactions. The effective tax rate for the six months ended April 30, 2016, was lower than the U.S. federal statutory tax rate of 35%, primarily due to the benefits from the federal research and development tax credit, which was permanently reinstated retroactive to January 1, 2015, by the passage of the Protecting Americans from Tax Hikes Act of 2015.
The effective tax rate for the three and six months ended April 30, 2016, was higher compared with the three and six months ended May 2, 2015, primarily due to the increase in unrecognized tax benefits related to certain intercompany transactions during the three months ended April 30, 2016.

Our income tax provision could change as a result of many factors, including the effects of changing tax laws and regulations or changes to the mix of IP Networking versus SAN products, which have different gross margins, and changes to the mix of domestic versus international profits. Many of these factors are largely impacted by the buying behavior of our OEM and channel partners. As estimates and judgments are used to project such domestic and international earnings, the impact to our future tax provision could vary if the current estimates or assumptions change. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities, due to their inherent uncertainty. Such settlements have in the past, and could in the future, materially impact our tax expense.
For further discussion of our income tax provision, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	April 30, 2016	October 31, 2015	Decrease
	(In thousands)
Cash and cash equivalents	$1,427,643	$1,440,882	$(13,239)
Percentage of total assets	36%	36%
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

Financial Condition
Our operating cash flows provide liquidity for operations, capital investment, and other strategic initiatives, including investments and acquisitions to strengthen our networking portfolios, and to return capital to stockholders in the form of stock repurchases or dividends. We have in the past stated our priorities for the use of operating cash flows and our intent to, after those priorities are met, return at least 60% of our annual adjusted free cash flow to stockholders in the form of stock repurchases or dividends. Adjusted free cash flow is operating cash flow, adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditures. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. Beginning in the third quarter of fiscal year 2015, our Board of Directors increased our quarterly cash dividend to $0.045 per share of our common stock. Dividends of $0.045 per share were declared and paid in the first and second quarters of fiscal year 2016. On May 18, 2016, our Board of Directors increased our quarterly cash dividend and subsequently declared a dividend of $0.055 per share of our common stock to be paid on July 5, 2016, to stockholders of record as of the close of market on June 10, 2016. Future dividends are subject to review and approval on a quarterly basis by our Board of Directors.
For the six months ended April 30, 2016, we generated $224.6 million in cash from operating activities, which was due to our net income excluding non-cash items, partially offset by cash used for changes in assets and liabilities.
Net cash used in investing activities for the six months ended April 30, 2016, totaled $52.2 million and was primarily the result of $42.4 million in purchases of property and equipment and $8.1 million in cash paid for an acquisition.
Net cash used in financing activities for the six months ended April 30, 2016, totaled $186.0 million and was primarily the result of $180.8 million in stock repurchases and $36.4 million in cash dividend payments, partially offset by the $20.5 million in proceeds from the issuance of common stock from Employee Stock Purchase Plan purchases and stock option exercises, and $11.0 million in excess tax benefits from stock-based compensation. For the six months ended April 30, 2016, we repurchased 19.3 million shares of our common stock pursuant to our stock repurchase program.

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

Six Months Ended April 30, 2016, Compared to Six Months Ended May 2, 2015
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities increased by $12.4 million primarily due to lower payments with respect to employee variable incentive compensation, partially offset by decreased accounts receivable collections.
Investing Activities. Net cash used in investing activities decreased by $84.8 million primarily due to a decrease of $87.2 million of cash used for the acquisition during the six months ended April 30, 2016, as compared to the cash used for the acquisitions during the six months ended May 2, 2015, and $7.8 million of cash used in the first quarter of fiscal year 2015 for the purchase of a license to certain patents to strengthen our portfolio of defensive patents, partially offset by an increase of $8.3 million of cash used to purchase property and equipment during the six months ended April 30, 2016.
Financing Activities. Financing activities were a use of cash for the six months ended April 30, 2016, as compared to a source of cash for the six months ended May 2, 2015, resulting in a total decrease in net cash provided by financing activities of $227.2 million. The decrease was primarily due to the $565.7 million and $51.2 million in proceeds received in the first quarter of fiscal year 2015 from the issuance of the 2020 Convertible Notes and related warrants, respectively, $300.0 million of cash used to redeem the 2020 Notes in February 2015, and $86.1 million of cash used for the purchase of convertible hedge options in connection with the issuance of the 2020 Convertible Notes. The decrease was also due to a $6.6 million increase in payment of dividends to stockholders, partially offset by the $27.4 million decrease in common stock repurchases in the six months ended April 30, 2016, as compared with the six months ended May 2, 2015.

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
Income Taxes. We intend to reinvest indefinitely all current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States. Therefore, we do not currently accrue U.S. income taxes on the earnings of our foreign subsidiaries.
Our existing cash and cash equivalents totaled $1,427.6 million as of April 30, 2016. Of this amount, approximately 71% was held by our foreign subsidiaries. We do not currently anticipate a need for these funds held by our foreign subsidiaries for our domestic operations. Under current tax laws and regulations, if these funds are distributed to any of our U.S. entities in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Unsecured Notes. In January 2013, we issued $300.0 million in aggregate principal amount of the 2023 Notes. We used the proceeds from the issuance of the 2023 Notes and cash on hand to redeem all of the outstanding principal amount of senior secured notes due 2018 in the second quarter of fiscal year 2013. See Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.

Convertible Senior Unsecured Notes. In January 2015, we issued $575.0 million in aggregate principal amount of the 2020 Convertible Notes pursuant to an indenture, dated as of January 14, 2015, between the Company and Wells Fargo Bank, National Association, as the trustee (the “2015 Indenture”). Net of an original issue discount, we received $565.7 million in proceeds from the offering of the 2020 Convertible Notes. We used a portion of the net proceeds to discharge the 2020 Indenture and redeem all of the outstanding principal amount of the 2020 Notes, pay $35.0 million for the cost of the convertible note hedge transactions, net of the proceeds from the issuance of warrants, and to repurchase approximately 4.1 million shares of our common stock for $48.9 million at a purchase price of $11.80 per share, which was the closing price on January 8, 2015, the date of the pricing of the 2020 Convertible Notes. We intend to use the remaining net proceeds of $159.6 million for general corporate purposes, including potential acquisitions and other business development activities. The 2020 Convertible Notes are unsecured and have a significantly lower interest rate of 1.375% compared to 6.875% for the 2020 Notes. Interest is payable on January 1 and July 1 of each year, beginning on July 1, 2015. See Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
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
These covenants are subject to a number of other limitations and exceptions as set forth in the 2023 Indenture. We were in compliance with all applicable covenants of the 2023 Indenture as of April 30, 2016.
As discussed above, on May 27, 2016, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, Deutsche Bank AG New York Branch, SunTrust Bank and certain other lenders. Pursuant to the Credit Agreement, the lenders have provided Brocade with a term loan facility of $800 million, which was fully drawn at the time of, and the proceeds used to fund in part, the acquisition, and a revolving credit facility of $100 million, which is available to finance ongoing working capital requirements and other general corporate purposes of the Company. The proceeds of both the term loan facility and the revolving credit facility may also be used to finance the repurchase of the Company’s shares. The initial term loan has a term of five years and bears interest at floating rates based on LIBOR, plus 1.5% interest margin.
On May 27, 2016, subsequent to the completion of the Ruckus acquisition, and in accordance with the covenants contained in the 2023 Indenture and 2015 Indenture, the Company, Ruckus and certain other subsidiaries of Brocade, and Wells Fargo Bank, N.A., as trustee, entered into supplemental indentures pursuant to which such subsidiaries fully and unconditionally guaranteed Brocade’s obligations under the 2023 Indenture and 2015 Indenture.
Stock Repurchase Program. As of April 30, 2016, our Board of Directors had authorized a total of approximately $3.5 billion for the repurchase of our common stock since the inception of the program in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, the trading price of our common stock, and other factors, including alternative investment opportunities. For the three months ended April 30, 2016, we repurchased 4.0 million shares for an aggregate purchase price of $36.4 million. Approximately $1.6 billion remained authorized for future repurchases under this program as of April 30, 2016. Subsequently, between April 30, 2016, and the date of the filing of this Quarterly Report on Form 10-Q, we repurchased 7.0 million shares of our common stock for an aggregate purchase price of $62.7 million.
In connection with the announcement of the Ruckus acquisition, the Company also announced that, following the completion of the acquisition, it intended to repurchase a number of its shares equivalent to the number of shares issued as stock consideration in connection with the acquisition, subject to market conditions. The Company expects to issue approximately 70 million shares in connection with the closing of the Ruckus acquisition. However, the Company did not commit to repurchasing any specific number of shares. The Company expects that the remaining proceeds from the initial term loan provided for under the Credit Agreement, together with cash on hand, will be sufficient to fund these anticipated share repurchases.

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of April 30, 2016 (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Convertible senior unsecured notes due 2020 (1)	$603,975	$7,906	$15,813	$580,256	$—
Senior unsecured notes due 2023 (1)	393,237	13,875	27,750	27,750	323,862
Non-cancellable operating leases (2)	73,598	19,851	18,952	13,955	20,840
Non-cancellable capital leases (1)	102	102	—	—	—
Purchase obligations (1)	16,413	3,221	4,066	4,056	5,070
Purchase commitments, gross (3)	205,349	205,349	—	—	—
Total contractual obligations	$1,292,674	$250,304	$66,581	$626,017	$349,772
Other Commitments:
Standby letters of credit	$141	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$145,376	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $5.8 million, which consists of $5.3 million to be received in less than one year, $0.4 million to be received in one to three years, and $0.1 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued reserves of $1.3 million for estimated purchase commitments that we do not expect to utilize in normal operations within the next 12 months, in accordance with our policy.

(4)	As of April 30, 2016, we had a gross liability for unrecognized tax benefits of $142.1 million and an accrual for the payment of related interest and penalties of $3.2 million.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of April 30, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Policies and Estimates
There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our condensed consolidated financial statements during the six months ended April 30, 2016, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, except for the areas discussed below.
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
We perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net asset values. The reporting units are determined by the components of our operating segments that constitute a business for which both (i) discrete financial information is available and (ii) segment management regularly reviews the operating results of that component. If the fair value of the reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is below the carrying value of the reporting unit’s net assets, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the relevant acquisition accounting guidance, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. In the normal course of business, we generate a significant amount of unrecorded intangible assets through R&D and other activities. As a result, this greatly reduces the implied fair value of the reporting unit’s goodwill that is calculated when the second step is required to be performed. Thus, the impairment loss may be much more significant than the difference between the fair value of the reporting unit determined during the first step and the carrying value of the reporting unit’s net assets.
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
Our estimates of revenues and costs are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our regular long-range planning process. The control premium used in market or combined approaches was determined by considering control premiums offered as part of the acquisitions where acquired companies were comparable with our reporting units.
Consistent with prior years, we performed our annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2016. At the time of the fiscal year 2016 annual goodwill impairment testing, our reporting units were: SAN Products; IP Networking Products; and Global Services.
During our fiscal year 2016 annual goodwill impairment test, we used a combination of the income approach and market approach, weighted equally, to estimate each reporting unit’s fair value.
During the first step of goodwill impairment testing, we determined that all our reporting units passed the first step of goodwill impairment testing and no further testing was required. However, changes in the underlying assumptions can adversely impact fair value because some of the inherent estimates and assumptions used in determining the fair value of these reportable segments are complex and subjective. Accordingly, for the IP Networking Products reporting unit, we performed the sensitivity analysis below to quantify the impact of certain key assumptions on that reporting unit’s fair value estimate. The key assumptions impacting our estimates were (i) discount rates and (ii) discounted cash flow (“DCF”) terminal value multipliers. As these assumptions ultimately reflect the risk of achieving reporting units’ revenue and cash flow projections, we determined that a separate sensitivity analysis for changes in revenue and cash flow projections was not meaningful.
The respective fair values of the SAN Products and Global Services reporting units were substantially in excess of these reporting units’ carrying values, and the fair values of those reporting units were, therefore, not subject to a sensitivity analysis.

As of the date of the fiscal year 2016 annual goodwill impairment testing, the carrying value of the IP Networking Products reporting unit’s goodwill was $1.3 billion. Based on our fiscal year 2016 annual goodwill impairment test, the estimated fair value of the IP Networking Products reporting unit’s net assets, which include goodwill, exceeded the carrying value of these net assets by approximately $80 million. The following table summarizes the approximate impact that a change in certain key assumptions would have on the estimated fair value of the IP Networking Products reporting unit, leaving all other assumptions unchanged:

	Change	Approximate Impact on Fair Value (In millions)	Excess of Fair Value over Carrying Value (In millions)
Discount rate	±1%	$(44) - 47	$37 - 128
DCF terminal value multiplier	±0.5x	$(34) - 34	$46 - 115

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
Interest Rate Risk
Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our cash equivalents. Our cash and cash equivalents are primarily maintained at five major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We had $1.2 billion invested in money market funds as of April 30, 2016, which were not materially sensitive to changes in interest rates due to the short duration of these investments.
Our material borrowings bear interest at fixed rates, and therefore, we did not have any material borrowings as of April 30, 2016, that were sensitive to changes in interest rates. We were not subject to material interest rate risk in geographical areas outside of the United States as a substantial portion of our cash and cash equivalents is invested in money market funds in U.S. dollars that have a fixed share price.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the six months ended April 30, 2016, were the British pound, the euro, the Indian rupee, the Chinese yuan, the Singapore dollar, the Japanese yen, and the Swiss franc. Because we report in U.S. dollars and we have a net expense position in foreign currencies, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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

Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of April 30, 2016, the gross notional amount of our cash flow derivative instruments was $85.0 million, and we had hedges in place through October 13, 2016.
We have performed a sensitivity analysis as of April 30, 2016, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on April 30, 2016. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of April 30, 2016.
Equity Price Risk
From time to time, we have made equity investments in companies that develop technology or provide services that are complementary to, or broaden the markets for, our products or services and further our business objectives. We had no investments in publicly traded equity securities as of April 30, 2016. The aggregate cost of our equity investments in non-publicly traded companies was $4.5 million as of April 30, 2016. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On April 29, 2016, the last business day of our second fiscal quarter of 2016, the last reported sale price of our common stock on the NASDAQ Global Select Market was $9.61 per share.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act, that occurred during the quarter ended April 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The networking market, particularly the data center market, is highly competitive and is undergoing significant transitions due to the adoption of new technologies, such as cloud computing, virtualization, software networking, and infrastructure-as-a-service. For example, companies such as Amazon Web Services, Inc., Microsoft Corporation, and more recently both Cisco Systems, Inc. (“Cisco”) and Hewlett Packard Enterprise Company (“HPE”) offer cloud computing services for the enterprise market, and some customers may choose to procure networking as a service rather than implement in-house networking solutions. Cisco and Microsoft Corporation have also collaborated on data center and cloud computing initiatives involving sales, marketing, and research and development (“R&D”). Additionally, Dell Inc. (“Dell”) announced an agreement to acquire EMC Corporation (“EMC”), and if that acquisition is completed, the resulting company’s technology may compete directly with some of Brocade’s solutions. Also, Juniper Networks, Inc. (“Juniper”) and HPE have launched new offerings, including “whitebox” switches, which those companies have promoted as a low-cost option for networking equipment purchasers. These and other market dynamics, as well as further commoditization of networking products, could negatively impact Brocade’s business and financial results.
Other shifts in the networking market are also creating competitive challenges for Brocade. For example, data center buying patterns are shifting to converged infrastructures in which computer, network, and storage systems are sold as bundled solutions. If Brocade is unsuccessful in having its products included in those bundled solutions, Brocade’s market share could be adversely affected. In addition, following its acquisition of Ruckus Wireless, Inc. (“Ruckus”), Brocade became a vendor of wireless networking products. Previously, Brocade had relied on partner relationships developed with other companies for access to wireless networking technologies, including access to wireless networking products to supplement Brocade’s wireline campus business. Those partner relationships may be adversely affected by the fact that Brocade now competes with those companies’ wireless networking businesses.
Cisco maintains a dominant position in the networking market; however, customers also have many choices in both traditional and emerging networking technology and networking providers. These other competitors in the networking market include A10 Networks, Inc.; Alcatel-Lucent (recently acquired by Nokia Corporation); Arista Networks, Inc.; Avaya Inc.; Extreme Networks, Inc.; F5 Networks, Inc.; Huawei Technologies Co. Ltd.; Juniper; and QLogic Corporation (“QLogic”). Many of Brocade’s competitors have longer operating histories; greater financial, technical, sales, marketing, and other resources; more name recognition; and larger customer installed bases than Brocade. These companies’ businesses may have better economies of scale, and therefore these companies could also adopt more aggressive pricing policies than Brocade. Some of these companies’ brands are better known by end users than Brocade’s brand, and channel partners often prefer to sell well-known brands to end-user accounts. In addition, these companies have in the past, and could in the future, enhance their business models through divestitures and acquisitions, which could impact Brocade’s partner ecosystem and Brocade’s go-to-market model. Also, any one of these competitors could devote more resources to develop, promote, and sell their products, and, therefore, could respond more quickly to changes in customer or market requirements and adopt more aggressive pricing policies. Brocade’s failure to successfully compete in the networking market would harm its business and financial results.

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

A limited number of major original equipment manufacturer (“OEM”) partners comprise a significant portion of Brocade’s revenues; the loss of revenue from, or decreased inventory levels held by, any of these major OEM partners could significantly reduce Brocade’s revenues and adversely affect its financial results.

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues, specifically EMC, HPE, and International Business Machines Corporation (“IBM”). As a result, revenues from these large OEM partners have a significant impact on Brocade’s quarterly and annual financial results. For fiscal years 2015, 2014, and 2013, these three OEM partners each represented 10% or more of Brocade’s total net revenues, for a combined total of 41%, 46%, and 46% of total net revenues, respectively. Brocade’s agreements with its OEM partners are typically cancellable, non-exclusive, and have no minimum or specific timing requirements for purchases. Brocade’s OEM partners could increase the amount purchased from Brocade’s competitors, introduce their own technology, or experience lower demand for Brocade SAN products from their end customers.
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

Brocade has acquired—or made strategic investments in—other companies, products, or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. In the third quarter of fiscal year 2016, Brocade acquired Ruckus. In the second quarter of fiscal year 2015, Brocade acquired its virtual evolved packet core software product line and related assets from Connectem Inc. and its virtual application delivery controller software product line and related assets from Riverbed Technology, Inc. The ability of Brocade to realize the anticipated benefits of its acquisitions and strategic investments involves numerous risks, including, but not limited to, the following:

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
Integration and other risks associated with acquisitions can be more pronounced for larger and more complicated transactions. For example, Brocade completed its acquisition of Ruckus in May 2016 and is in the process of combining the businesses and operations of the two companies. The size of the acquisition of Ruckus increases both the scope and consequence of the ongoing risks and challenges associated with those efforts. Brocade may not successfully address those risks and challenges in a timely manner, or at all. If that occurs, Brocade may not fully realize all of the anticipated benefits of the Ruckus acquisition, and its revenue, expenses, operating results and financial condition could be adversely affected.
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

The prices of Brocade’s Internet Protocol (“IP”) Networking products have declined in the past and Brocade expects the prices of its products to decline in the future, which could reduce Brocade’s revenues, gross margins, and profitability.

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

Developing new products, services (including software networking), and support offerings requires significant up-front investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve market acceptance of its new product and support offerings on a timely basis in order to realize the benefits of its investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet and adoption of new technologies, such as software-defined networking (“SDN”) and network functions virtualization (“NFV”), is characterized by rapidly changing technology, accelerated product introduction cycles, changes in customer requirements, and evolving industry standards. In addition, many of Brocade’s new products, services, and support offerings will be directed towards customers, including hyperscale cloud providers and large service providers, with which Brocade does not have strong existing sales relationships. Sales to these customers may be challenging because sales are often based on long-term relationships and network incumbency and the complex system environments maintained by these customers often require interoperation with a variety of other vendors and back office applications. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of both new and existing customers by: allowing connectivity to other devices and partnering effectively; keeping pace with technological developments and emerging industry standards; and delivering high-quality, reliable, and cost-effective products, product enhancements, and services and support offerings on a timely basis.
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

As Brocade introduces new or enhanced products, such as Brocade’s recently introduced Gen 6 Fibre Channel switching platform, it must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, maintain existing support revenue streams, and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life cycle of Brocade’s existing products or replace the sales of some of Brocade’s current products, thereby offsetting the benefit of a successful product introduction. When Brocade introduces new or enhanced products, it faces numerous risks related to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new or enhanced products. In addition, any customer uncertainty regarding the timeline for rolling out new products, or Brocade’s plans for future support of existing products, may cause customers to delay purchase decisions or to purchase competing products, which would adversely affect Brocade’s business and financial results.

Brocade’s failure to execute on its overall sales strategy or successfully leverage its channel and direct sales capabilities could significantly reduce its revenues and negatively affect its business, financial results, and growth prospects.

Brocade offers networking solutions through a multipath distribution strategy, including distributors, resellers, a direct sales force, and OEMs. However, Brocade’s efforts to increase sales through this multipath distribution strategy may not generate incremental revenue opportunities. Several of Brocade’s major OEM customers, including Dell, IBM, HPE, and Oracle Corporation, have acquired companies that offer IP Networking solutions that are competitive with Brocade offerings. A loss of, or significant reduction in, revenue through one of Brocade’s paths to market would negatively impact its business and financial results.
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

If Brocade does not manage the risks associated with its wireless networking business properly, its revenue and profitability could be adversely affected.

As described below, the risks that accompany Brocade’s new wireless networking business differ from those of Brocade’s other businesses.
The success of Brocade’s wireless networking business depends on the continued growth and reliance on Wi-Fi, particularly in the service provider and enterprise markets. The recent growth of the market for Wi-Fi networks is being driven by the increased use of Wi-Fi-enabled mobile devices and the use of Wi-Fi as a preferred connectivity option to support video, voice, and other higher-bandwidth uses. As a result, mobile service providers and enterprises are struggling to address the capacity gap. A number of barriers may prevent service providers or their subscribers from adopting Wi-Fi technology to address the capacity gap in wireless networks. For example, Wi-Fi operates over an unlicensed radio spectrum, and if the Wi-Fi spectrum becomes crowded, Wi-Fi solutions will be a less attractive option for service providers. In addition, in order for Wi-Fi solutions to adequately address the capacity gap, mobile devices should automatically switch from a cellular data network to the service provider’s Wi-Fi network, when available and appropriate, which does not generally occur. There is no guarantee that service providers and enterprises will continue to utilize Wi-Fi technology, that use of Wi-Fi-enabled mobile devices will continue to increase, or that Wi-Fi will continue to be the preferred connectivity option for the uses described above. If another technology were found to be superior to Wi-Fi by service providers or enterprises, it could adversely affect Brocade’s revenue and profitability.
Brocade’s wireless products are designed to interoperate with cellular networks and mobile devices using Wi-Fi technology. These networks and devices have varied and complex specifications. As a result, Brocade must attempt to ensure that its products interoperate effectively with all of these existing and planned networks and devices. To meet these requirements, Brocade must continue to undertake development and testing efforts that require significant capital and employee resources. Brocade may not accomplish these development efforts quickly or cost-effectively, or at all. If Brocade’s wireless products do not interoperate effectively, orders for Brocade’s wireless products could be delayed or canceled, potentially resulting in the loss of existing and potential end customers; Brocade could experience significant warranty, support and repair costs; and the attention of Brocade’s engineering personnel could be diverted from its product development efforts. In addition, Brocade’s end customers may require Brocade’s products to comply with new and rapidly evolving security or other certifications and standards. If Brocade’s wireless products are late in achieving or fail to achieve compliance with these certifications and standards, or if Brocade’s competitors achieve compliance with these certifications and standards, such end customers may not purchase Brocade’s products, which would adversely affect Brocade’s revenue and profitability.
Brocade’s wireless products have been deployed in many different locations and user environments and are capable of providing connectivity to many different types of Wi-Fi-enabled devices operating a variety of applications. The ability of Brocade’s wireless products to operate effectively can be negatively impacted by many different elements unrelated to its products. For example, a user’s experience may suffer from an incorrect setting in a Wi-Fi device. Although certain technical problems experienced by users may not be caused by Brocade’s products, users often perceive the underlying cause to be a result of poor performance of the wireless network. This perception, even if incorrect, could harm Brocade’s business and reputation.

Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet, and if Brocade is required to record impairment charges for these assets, such impairment charges could adversely affect Brocade’s financial results.

Brocade has a substantial amount of acquired intangible assets, goodwill, and deferred tax assets on its balance sheet related to Brocade’s prior acquisitions. Brocade’s determination of the fair value of its long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including acquired intangible assets, could change as a result of changes in management’s assumptions. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, then the estimated fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. The risk of a future goodwill impairment charge is comparatively high for the IP Networking Products reporting unit because based on the Company’s fiscal year 2016 annual goodwill impairment test, the estimated fair value of that reporting unit’s net assets, which include goodwill, exceeded the carrying value of those net assets by only approximately $80 million. For a sensitivity analysis that quantifies the impact of certain key assumptions used by Brocade on the fair value estimates for the IP Networking Products reporting unit, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part I, Item 2 of this Form 10-Q. If future impairment tests should result in a charge to earnings, Brocade’s financial results would be adversely affected.

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

Failure to accurately forecast demand for Brocade’s products, or failure to successfully manage the production of its products, could increase Brocade’s product cost and adversely affect its revenue, margins and profitability.

Brocade provides product forecasts to its contract manufacturers (“CMs”) and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers, and end-user customers. If Brocade is unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, Brocade’s ability to successfully manage production could be negatively impacted. Brocade’s ability to accurately forecast demand also may become increasingly limited as Brocade introduces new or enhanced products, begins phasing out certain products, or acquires other companies or businesses. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its CMs to meet customers’ delivery requirements, which could cause customers to cancel their orders for Brocade products. Inaccurate forecasts also could cause Brocade to accumulate excess inventories or incur costs associated with excess manufacturing capacity. If customers cancel their orders, Brocade’s revenue may be adversely affected. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade will experience higher fixed costs as it expands its CMs’ capabilities for forecasted demand, which could negatively affect Brocade’s margins if demand decreases suddenly and Brocade is unable to reduce these fixed costs.
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

•
Increased exposure to foreign currency exchange rate fluctuations, including currencies such as the British pound, the Chinese yuan, the euro, the Indian rupee, the Japanese yen, the Singapore dollar, and the Swiss franc;

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

Brocade competes in markets in which companies are frequently subject to claims and related litigation regarding patent and other intellectual property rights. Third parties have, from time to time, asserted patent, copyright, trade secret, and/or other intellectual property-related claims against Brocade and/or employees of Brocade. These claims may be, and have in the past been, made against Brocade’s products and services, subcomponents of its products, methods performed by its products or a combination of products, including third-party products, methods used in its operations, or uses of its products by its customers. The claimant may seek various remedies against Brocade, such as money damages, disgorgement of profits, injunctions barring sales of infringing goods, or exclusion orders barring import of products into the U.S., among other possible remedies. Moreover, these claims may concern Brocade’s hiring of a former employee of the third-party claimant. Brocade and companies acquired by Brocade have in the past incurred, and will likely incur in the future, substantial expenses to defend against such third-party claims. Brocade’s suppliers and customers also may be subject to third-party intellectual property claims with respect to their own products, which could negatively impact the suppliers’ ability to supply Brocade with components or customers’ willingness to purchase products from Brocade. In addition, Brocade may be subject to claims, defenses, and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade’s agreements with suppliers, OEM and channel partners, or customers. If Brocade refuses to indemnify or defend such claims, for instance, even in situations where the allegations are meritless, then suppliers, partners, or customers may refuse to do business with Brocade. Parties that assert such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to prolonged periods of litigation, additional burdens on employees or other resources, distraction from Brocade’s business operations, component supply stoppages, expensive settlement payments, and lost sales. Furthermore, there is little or no information publicly available concerning market or fair values for licenses and/or settlement fees, which can lead to overpayment of license or settlement fees. Any of the above scenarios could have an adverse effect on Brocade’s financial position, financial results, cash flows, and future business prospects.

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

Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single or limited-source suppliers. Brocade’s single-source components include, but are not limited to, its application-specific integrated circuits (commonly referred to as “ASICs”). Brocade’s principal limited-source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors, and switch fabric components. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade’s suppliers experience component defects, Brocade may not be able to deliver its products to customers in a timely manner and may be required to repair or retrofit products previously delivered to customers, at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole-source or limited-source suppliers to delay or halt production, go out of business, or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. Any manufacturing disruption by these sole-source or limited-source suppliers could severely impair Brocade’s ability to fulfill orders and may significantly impact its financial results.
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
In addition, if Brocade has failed, or in the future fails to, adequately manage the use of commercial or “open-source” software in Brocade’s products, or if companies acquired by Brocade fail in such regard, Brocade may be subject to copyright infringement litigation or other claims. Furthermore, Brocade may be required, for commercially licensed software, to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open-source software, Brocade may be required to license proprietary portions of its products on a royalty-free basis, disclose proprietary parts of source code, or commence costly product redesigns that could result in a loss of intellectual property rights, product performance degradation, or a delay in shipping products to customers and result in loss of revenue.

Brocade’s planned upgrade of its enterprise resource planning (“ERP”) software solution could result in significant disruptions to its operations.

Brocade is in the process of upgrading its ERP software solution to a newer version. Brocade expects the upgrade to be completed in fiscal year 2017. Implementation of the upgraded solution is highly dependent on coordination of numerous software and system providers and internal business teams. Brocade may experience difficulties as it transitions to the upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel implement and become familiar with new systems and processes, increased costs and lost revenues. In addition, transitioning to the upgraded solution requires a significant capital investment and personnel resources. Difficulties in implementing the upgraded solution or significant system failures could disrupt Brocade’s operations and have an adverse effect on its capital resources, financial condition, results of operations or cash flows.
Implementation of the upgraded ERP solution will have a significant impact on Brocade’s business processes and information systems across a significant portion of its operations. As a result, Brocade will be undergoing significant changes in its operational processes and internal controls as the implementation progresses, which in turn will require significant change management. If Brocade is unable to successfully manage these changes as it implements the upgraded ERP solution, its ability to conduct, manage and control routine business functions could be negatively affected, and significant disruptions to our business could occur. In addition, Brocade could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management’s attention from key strategic initiatives and have an adverse effect on Brocade’s capital resources, financial condition, results of operations, or cash flows.

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

Based on past performance and current expectations, we believe that internally generated cash flows and cash on hand will be generally sufficient to support business operations, contractual obligations, and other liquidity requirements, including our debt service requirements, associated with our operations for at least the next 12 months. We also use our operating cash flows, proceeds from the issuance of new shares, access sources of capital, or a combination thereof, to strengthen our business through acquisitions and strategic investments.
Brocade has, in the past, stated its priorities for the use of operating cash flows and its intent to, after those priorities are met, return at least 60% of its annual adjusted free cash flow to stockholders in the form of stock repurchases or dividends. Brocade’s ability to return at least 60% of its annual adjusted free cash flow to stockholders is limited by, among other things, Delaware law. In addition, Brocade’s plans and expectations relating to its return of capital to stockholders may change, as they did in May 2016, due to, among other things, the need to allocate capital to other priorities, such as the acquisition of Ruckus. If Brocade is unable to meet its stated past or current capital return objectives, or if the Board of Directors decides to further alter the capital return objective, Brocade’s reputation and its stock price may be adversely affected.

Brocade’s business is subject to increasingly complex and changing legal and regulatory requirements that could adversely affect its business, financial results, and stock price.

Brocade is subject to the changing rules and regulations of federal and state governments, as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission, the Internal Revenue Service (the “IRS”), the Financial Industry Regulatory Authority, Inc., and the NASDAQ Stock Market LLC (“NASDAQ”), have issued a significant number of new regulations over the last several years and continue to develop additional regulations and requirements. Further, Brocade is subject to various rules and regulations of certain foreign jurisdictions. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.
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

Similarly, Brocade is subject to environmental and other regulations governing product safety, materials usage, packaging, and other environmental impacts in the countries where Brocade products are sold. For example, many Brocade products are subject to laws and regulations that restrict the use of certain substances such as lead, mercury, hexavalent chromium, and cadmium, and that require Brocade to assume responsibility for collecting, treating, recycling, and disposing of products when they have reached the end of their useful life. For example, in Europe, environmental restrictions apply to products sold in that region, and certain Brocade partners require compliance with these or other more stringent requirements. In addition, recycling, labeling, and related requirements apply to Brocade products sold in Europe and China. If Brocade products do not comply with local environmental laws, Brocade could be subject to fines, civil and criminal sanctions, and contract damage claims. In addition, Brocade could be prohibited from shipping non-compliant products into certain jurisdictions and required to recall and replace any non-compliant products already shipped, which would disrupt the ability to ship products and result in reduced revenue, increased warranty expense, increased obsolete or excess inventories, and harm to Brocade’s business and customer relationships.
Brocade’s wireless products are subject to governmental regulations in a variety of jurisdictions. In order to achieve and maintain market acceptance, Brocade’s wireless products must continue to comply with these regulations, as well as a significant number of industry standards. In the United States, Brocade’s products must comply with various regulations defined by the Federal Communications Commission (“FCC”), Underwriters Laboratories, and others. Brocade must also comply with similar international regulations. For example, Brocade’s wireless communication products operate through the transmission of radio signals, and radio emissions are subject to regulation in the United States and in other countries in which Brocade does business. In the United States, various federal agencies including the Center for Devices and Radiological Health of the United States Food and Drug Administration, the FCC, the Occupational Safety and Health Administration, and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions, and chemical substances and use standards. As these regulations and standards evolve, and if new regulations or standards are implemented, Brocade will be required to modify its products or develop and support new versions of its products, and Brocade’s compliance with these regulations and standards may become more burdensome. The failure of Brocade’s wireless products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of Brocade’s products, which could harm Brocade’s business. End-customer uncertainty regarding future policies may also affect demand for communications products, including Brocade’s wireless products. If existing laws or regulations regarding the use of Brocade’s wireless products or related services are enforced in a manner not contemplated by Brocade’s end customers, it could expose them or Brocade to liability and adversely affect Brocade’s wireless networking business. Moreover, channel partners or end customers may require Brocade, or Brocade may otherwise deem it necessary or advisable, to alter its wireless products to address actual or anticipated changes in the regulatory environment. Brocade’s inability to alter its wireless products to address these requirements and any regulatory changes may adversely affect Brocade’s wireless networking business.
In addition, Brocade is subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of personal information and data. Brocade has incurred, and will continue to incur, expenses to comply with privacy and security standards, protocols, and obligations imposed by applicable laws, regulations, industry standards, and contracts. In addition, such data privacy laws, regulations, and other obligations may negatively impact Brocade’s ability to execute transactions and pursue business opportunities. The privacy and data protection-related laws, rules, and regulations applicable to Brocade are also subject to significant change. For example, in October 2015, the Court of Justice of the European Union invalidated a safe harbor framework that allowed Brocade and other U.S. companies to meet certain European legal requirements for transferring personal data from Europe to the United States. Brocade is in the process of evaluating and considering changes to its data handling practices as a result of this court decision. In April 2016, the European Parliament approved the General Data Protection Regulation. This regulation, when effective in May 2018, will impose more stringent data protection requirements on U.S. companies collecting personal data from European Union residents and establish greater penalties for noncompliance. Any inability to comply with applicable privacy or data protection laws, regulations, or other obligations, could result in significant cost and liability, damage Brocade’s reputation, and adversely affect its business.

Changes to Brocade’s provision for income taxes or unfavorable outcomes of tax audits could adversely impact Brocade’s financial condition or results.

Brocade is subject to income and other taxes in the United States, including those required by both state and federal governmental agencies, such as the IRS, and numerous foreign jurisdictions. Brocade’s provision for income taxes could be increased due to changes in tax laws in the jurisdictions in which Brocade does business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense. In this regard, the United States, countries in the European Union, and other countries where Brocade operates have enacted or are proposing changes to relevant tax, accounting, and other laws, regulations, and interpretations, including fundamental changes to tax laws applicable to multinational corporations. In addition, future effective tax rates could be subject to volatility or adversely affected by changes in the geographic mix of earnings in countries with differing statutory rates, changes in the valuation of deferred tax assets and liabilities, and tax effects of stock-based compensation. These potential changes could increase Brocade’s effective tax rate or result in other costs in the future.
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

•	Brocade’s level of success, or perceived level of success, in integrating acquisitions, including the Ruckus acquisition;

•	Adverse changes to Brocade’s relationships with any of its OEM partners;

•	Changes in the business strategy or execution of any of Brocade’s OEM partners;

•	Departures of key employees;

•	Litigation or disputes involving Brocade, Brocade’s industry, or both;

•	General economic conditions and trends;

•	Sales of Brocade’s stock by Brocade’s officers, directors, or significant stockholders; and

•	The timing and amount of dividends and stock repurchases.
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

As of April 30, 2016, Brocade had approximately $875 million in principal amount of outstanding indebtedness, including $575 million of indebtedness under the 1.375% convertible senior unsecured notes due 2020 (the “2020 Convertible Notes”) and $300 million of unsecured indebtedness under the 4.625% senior notes due 2023 (the “2023 Notes”) (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). Subsequently, in connection with the completion of the Ruckus acquisition in May 2016, Brocade entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, and certain other lenders from time to time party thereto (collectively, the “Lenders”) pursuant to which the Lenders have provided Brocade with a term loan facility of $800 million (the “Term Loan Facility”) and a revolving credit facility of $100 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Senior Credit Facility”). Brocade’s indebtedness after giving effect to the borrowings under the Term Loan Facility is approximately $1.7 billion. Brocade’s substantially increased indebtedness could have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions. In addition, a substantial amount of cash will be required to pay interest on, make scheduled principal amortization payments, and repay at maturity Brocade’s indebtedness, which may adversely impact Brocade’s cash resources, reduce Brocade’s business flexibility and reduce the funds otherwise available for working capital, capital expenditures, acquisitions, share repurchases, and other general corporate purposes and may limit the ability of Brocade to meet its target of returning at least 60% of its annual adjusted free cash flow to Brocade stockholders in the form of share repurchases or cash dividends. Moreover, Brocade’s increased indebtedness may put the company at a competitive disadvantage relative to other companies with lower indebtedness levels.
The Credit Agreement contains financial maintenance covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Agreement also contains restrictive covenants that limit, among other things, Brocade’s and certain of its subsidiaries’ ability to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments (including stock repurchases), sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, enter into certain transactions with affiliates and change their lines of business, fiscal years and accounting practices, in each case, subject to certain exceptions. The indenture governing the 2023 Notes contains several negative covenants that restrict the incurrence of debt by Brocade’s subsidiaries, restrict the incurrence of liens on principal properties, and restrict Brocade and its subsidiaries from engaging in certain sale-leaseback transactions. In addition, the indentures governing both the 2020 Convertible Notes and the 2023 Notes impose covenants that restrict Brocade’s ability to effect certain mergers, consolidations, or sales of assets and require Brocade to offer to repurchase the notes upon the occurrence of certain “fundamental changes” or “change of control triggering events.”

The financial and other covenants agreed to by Brocade in connection with such indebtedness could have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions and increasing borrowing costs, should further debt financing be desired, and may adversely affect Brocade’s operations and financial results. Brocade’s failure to comply with these covenants would result in a default under the applicable indenture or the Credit Agreement, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. A default under one debt instrument could also result in cross-defaults under Brocade’s other debt instruments, negatively impact the price and liquidity of Brocade’s debt and equity securities, negatively impact Brocade’s credit ratings, and impair Brocade’s ability to access sources of capital. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt.
Agencies rating Brocade’s debt securities may lower Brocade’s credit rating. This could further negatively impact the price and liquidity of Brocade’s debt and equity securities and Brocade’s ability to access sources of capital. In addition, in the event of certain credit rating downgrades, then Brocade’s obligations under the Senior Credit Facility, which are currently unsecured, will be required to be secured, subject to certain exceptions, by the equity interests of certain Brocade subsidiaries.
Although interest rates have remained at low levels in recent years, they may increase for various reasons, including an increase in inflation, Federal Reserve Board actions, domestic or international fiscal policies, or domestic or international events impacting financial or capital markets. Higher interest rates or an increase in the credit spread for Brocade’s rating could negatively impact Brocade’s ability to raise additional debt or refinance existing debt. In addition, the indebtedness under the Senior Credit Facility has a floating interest rate, and an increase in interest rates may negatively impact Brocade’s financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended April 30, 2016.
Issuer Purchases of Equity Securities
The following table summarizes stock repurchase activity for the three months ended April 30, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 31, 2016 to February 27, 2016	2,112	$8.34	2,112	$858,825
February 28, 2016 to March 26, 2016	1,270	$10.25	1,270	$845,801
March 27, 2016 to April 30, 2016	570	$10.04	570	$1,640,086
Total	3,952	$9.20	3,952

(1)
As of April 30, 2016, Brocade’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to approximately $3.5 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, $500 million on May 16, 2012, $692 million on September 25, 2013, $700 million on September 25, 2015, and $800 million on April 3, 2016), which was used for determining the amounts in these columns. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, general business and market conditions, the trading price of the Company’s common stock, and other factors, including alternative investment opportunities.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger, dated as of April 3, 2016, among Ruckus Wireless, Inc., Brocade Communications Systems, Inc. and Stallion Merger Sub Inc. (incorporated by reference to Exhibit 2.1 from Brocade’s current report on Form 8-K filed on April 4, 2016)

3.1
Amended and Restated Bylaws of Brocade Communications Systems, Inc., effective as of April 7, 2016 (incorporated by reference to Exhibit 3.4 from Brocade’s registration statement on Form S-4 filed on April 29, 2016)

10.1	Amendment Number 8, dated March 31, 2016, to the OEM Purchase and License Agreement between EMC Corporation and Brocade

10.2
Commitment Letter, dated as of April 3, 2016, among Brocade Communications Systems, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on April 4, 2016)

10.3*
Brocade Communications Systems, Inc. 2009 Employee Stock Purchase Plan, as amended and restated on April 7, 2016 (incorporated by reference to Exhibit 10.2 from Brocade’s current report on Form 8-K filed on April 13, 2016)

10.4
Credit Agreement, dated as of May 27, 2016, among Brocade Communications Systems, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on May 27, 2016)

99.1
Support Agreement, dated as of April 3, 2016, among Brocade Communications Systems, Inc., Stallion Merger Sub Inc. and Selina Lo (incorporated by reference to Exhibit 99.1 from Brocade’s current report on Form 8-K filed on April 4, 2016)

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

Brocade Communications Systems, Inc.

Date:	June 3, 2016	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Senior Vice President and Chief Financial Officer