Form 10-Q
period 2016-07-30
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2016-09-02
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of August 26, 2016, was 400,870,091 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
For the Quarter Ended July 30, 2016

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, tax treatment, earnings, cash flows, benefit obligations, debt repayments, stock repurchases, or other financial items; any statements of the plans, strategies, and objectives of management for future operations, including planned investments or acquisitions; any statements concerning expected development, performance, success, market conditions, or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “should,” “could,” “depend,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II—Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Furthermore, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason.
Additional Information
Brocade and the B-wing symbol are registered trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. Other brands, products, or service names mentioned may be trademarks of Brocade or others.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(In thousands, except per share amounts)
Net revenues:
Product	$490,995	$463,200	$1,400,355	$1,407,681
Service	99,726	88,619	287,956	266,952
Total net revenues	590,721	551,819	1,688,311	1,674,633
Cost of revenues:
Product	188,492	144,243	464,797	431,781
Service	45,330	35,672	127,489	109,056
Total cost of revenues	233,822	179,915	592,286	540,837
Gross margin	356,899	371,904	1,096,025	1,133,796
Operating expenses:
Research and development	114,996	85,072	297,516	262,173
Sales and marketing	167,983	144,883	468,743	428,199
General and administrative	32,960	20,422	78,180	65,815
Amortization of intangible assets	5,498	889	7,302	1,654
Acquisition and integration costs	14,868	789	20,625	3,133
Restructuring and other related benefits	—	—	(566)	(637)
Total operating expenses	336,305	252,055	871,800	760,337
Income from operations	20,594	119,849	224,225	373,459
Interest expense	(13,462)	(9,778)	(33,282)	(45,754)
Interest and other income, net	1,557	947	3,317	854
Income before income tax	8,689	111,018	194,260	328,559
Income tax expense (benefit)	(1,806)	19,351	47,034	72,585
Net income	$10,495	$91,667	$147,226	$255,974
Net income per share—basic	$0.02	$0.22	$0.36	$0.61
Net income per share—diluted	$0.02	$0.21	$0.35	$0.59
Shares used in per share calculation—basic	426,671	417,299	411,709	422,184
Shares used in per share calculation—diluted	434,416	427,518	419,416	433,303

Cash dividends declared per share	$0.055	$0.045	$0.145	$0.115
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(In thousands)
Net income	$10,495	$91,667	$147,226	$255,974
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	(700)	(414)	(1,035)	(2,332)
Net gains and losses reclassified into earnings	482	831	1,831	2,544
Net unrealized gains (losses) on cash flow hedges	(218)	417	796	212
Foreign currency translation adjustments	(1,628)	(492)	(1,760)	(5,781)
Total other comprehensive loss	(1,846)	(75)	(964)	(5,569)
Total comprehensive income	$8,649	$91,592	$146,262	$250,405
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 30, 2016	October 31, 2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,153,074	$1,440,882
Accounts receivable, net of allowances for doubtful accounts of $3,836 and $1,838 as of July 30, 2016, and October 31, 2015, respectively	278,180	235,883
Inventories	81,182	40,524
Deferred tax assets	—	78,675
Prepaid expenses and other current assets	86,922	56,235
Total current assets	1,599,358	1,852,199
Property and equipment, net	459,812	439,224
Goodwill	2,324,315	1,617,161
Intangible assets, net	434,921	75,623
Non-current deferred tax assets	3,918	813
Other assets	51,441	51,133
Total assets	$4,873,765	$4,036,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,093	$98,143
Accrued employee compensation	134,471	142,075
Deferred revenue	257,460	244,622
Current portion of long-term debt	76,627	298
Other accrued liabilities	111,559	77,226
Total current liabilities	701,210	562,364
Long-term debt, net of current portion	1,516,761	793,779
Non-current deferred revenue	87,875	72,065
Non-current income tax liability	100,208	47,010
Non-current deferred tax liabilities	—	24,024
Other non-current liabilities	6,908	3,376
Total liabilities	2,412,962	1,502,618
Commitments and contingencies (Note 9)
Stockholders’ equity:
Brocade stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 400,679 and 413,923 shares as of July 30, 2016, and October 31, 2015, respectively	401	414
Additional paid-in capital	1,473,159	1,632,984
Accumulated other comprehensive loss	(25,966)	(25,002)
Retained earnings	1,010,659	925,139
Total Brocade stockholders’ equity	2,458,253	2,533,535
Noncontrolling interest	2,550	—
Total stockholders’ equity	2,460,803	2,533,535
Total liabilities and stockholders’ equity	$4,873,765	$4,036,153
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	July 30, 2016	August 1, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$147,226	$255,974
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(1,778)	(41,981)
Depreciation and amortization	80,979	62,569
Loss on disposal of property and equipment	458	1,620
Net gain on sale of investments	(122)	—
Amortization of debt issuance costs and debt discount	13,493	9,443
Write-off of debt discount and debt issuance costs related to lenders that did not participate in refinancing	—	4,808
Provision (recovery) for doubtful accounts receivable and sales allowances	(1,946)	7,189
Non-cash purchase accounting adjustments to inventory	20,775	—
Non-cash stock-based compensation expense	88,805	64,594
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	988	17,959
Inventories	5,601	(1,778)
Prepaid expenses and other assets	(9,725)	(20,854)
Deferred tax assets	(109)	531
Accounts payable	5,519	2,266
Accrued employee compensation	(57,520)	(94,852)
Deferred revenue	5,359	(14,220)
Other accrued liabilities	(43,874)	16,478
Restructuring liabilities	(1,223)	(2,514)
Net cash provided by operating activities	252,906	267,232
Cash flows from investing activities:
Purchases of non-marketable equity and debt investments	(2,000)	(2,150)
Proceeds from maturities and sale of short-term investments	150,323	—
Proceeds from sale of non-marketable equity investment	—	1,489
Purchases of property and equipment	(59,810)	(53,142)
Purchase of intangible assets	—	(7,750)
Net cash paid in connection with acquisitions	(564,888)	(95,452)
Proceeds from collection of note receivable	250	250
Net cash used in investing activities	(476,125)	(156,755)

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued (Unaudited)

	Nine Months Ended
	July 30, 2016	August 1, 2015
	(In thousands)
Cash flows from financing activities:
Payment of principal related to senior secured notes	—	(300,000)
Payment of debt issuance costs	(891)	(1,718)
Payment of principal related to capital leases	(282)	(1,677)
Common stock repurchases	(841,562)	(312,601)
Proceeds from issuance of common stock	49,195	51,345
Payment of cash dividends to stockholders	(61,706)	(48,819)
Proceeds from term loan	787,255	—
Proceeds from convertible notes	—	565,656
Purchase of convertible note hedge	—	(86,135)
Proceeds from issuance of warrants	—	51,175
Proceeds from noncontrolling interest	2,550	—
Excess tax benefits from stock-based compensation	1,778	41,981
Net cash used in financing activities	(63,663)	(40,793)
Effect of exchange rate fluctuations on cash and cash equivalents	(926)	(5,030)
Net increase (decrease) in cash and cash equivalents	(287,808)	64,654
Cash and cash equivalents, beginning of period	1,440,882	1,255,017
Cash and cash equivalents, end of period	$1,153,074	$1,319,671
Supplemental disclosures of cash flow information:
Cash paid for interest	$24,264	$29,560
Cash paid for income taxes	$46,163	$35,372
Supplemental schedule of non-cash investing activities:
Settlement of debt investment in relation to acquisition	$—	$150
Acquiring a business through the issuance of stock	$623,116	$—
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
The Company’s Condensed Consolidated Financial Statements include the accounts of Brocade and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In May 2016, the Company entered into a joint venture agreement with Guiyang High-Tech Industrial Investment Group Co., Ltd. (“HTII”) to create Guizhou Huiling Technology Co., Ltd (“GHTC”). The Company consolidates its investment in GHTC as this is a variable interest entity, and the Company is the primary beneficiary. The noncontrolling interest attributed to GHTC is presented as a separate component from the Company’s equity in the equity section of the Company’s Condensed Consolidated Balance Sheets. HTII’s share of GHTC’s earnings are not presented separately in the Company’s Condensed Consolidated Statements of Income as these amounts are not material for any of the fiscal periods presented.
Use of Estimates in Preparation of Condensed Consolidated Financial Statements
The preparation of the Company’s Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, sales allowances and programs, allowance for doubtful accounts, stock-based compensation, acquisition purchase price allocations, warranty obligations, inventory valuation and purchase commitments, restructuring costs, incentive compensation, facilities lease losses, impairment of goodwill and other indefinite-lived intangible assets, litigation, and income taxes. Actual results may differ materially from these estimates.

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the nine months ended July 30, 2016, as compared to those disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.
Consolidation of Variable Interest Entities
The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities. The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s consolidated financial statements.

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
In April 2015, the FASB issued an update to ASC 350, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance on the accounting for fees paid in a cloud computing arrangement if the arrangement was determined to include a software license. This update will not change U.S. GAAP for a customer’s accounting for service contracts. This update may be applied either prospectively or retrospectively and will be adopted by the Company in the first quarter of fiscal year 2017. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

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
In June 2016, the FASB issued ASC 326, Financial Instrument—Credit Losses, that will supersede the existing methodology for estimating expected credit losses on certain financial instruments. The new impairment methodology eliminates the probable initial recognition threshold and, instead, estimates the expected credit losses in consideration of past events, current conditions, and forecasted information. This update becomes effective in the first quarter of fiscal year 2021. Early adoption is permitted in the first quarter of fiscal year 2020. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In August 2016, the FASB issued an update to ASC 230, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This update consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments. If practicable, this update should be applied using a retrospective transition method to each period presented. For the provisions that are impracticable to apply retrospectively, those provisions may be applied prospectively as of the earliest date practicable. This update becomes effective and will be adopted by the Company in the first quarter of fiscal year 2019. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are primarily maintained at six major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of July 30, 2016, two customers individually accounted for 18% and 10% of total accounts receivable, for a combined total of 28% of total accounts receivable. As of October 31, 2015, one customer individually accounted for 17% of total accounts receivable and no other customers individually accounted for more than 10% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales allowances.
For the three months ended July 30, 2016, two customers individually accounted for 12% and 12% of the Company’s total net revenues for a combined total of 24% of total net revenues. For the three months ended August 1, 2015, three customers individually accounted for 16%, 15%, and 12% of the Company’s total net revenues for a combined total of 43% of total net revenues.

The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers (“CMs”) for the production of its products, including Hon Hai Precision Industry Co., Ltd. and Accton Technology Corporation. Although the Company uses standard parts and components for its products where possible, the Company’s CMs currently purchase, on the Company’s behalf, several key components used in the manufacture of products from single- or limited-source suppliers. The Company also entered into license agreements with some of its suppliers, including Qualcomm Inc., for technologies and components that are used in its products.

3. Acquisitions
Current Fiscal Year Acquisitions
Acquisition of Ruckus Wireless, Inc. (“Ruckus”)
On May 27, 2016 (“Acquisition Date”), the Company completed its acquisition of Ruckus, a public company incorporated in the state of Delaware, to strengthen its Internet Protocol (“IP”) Networking product portfolio by adding Ruckus’ wireless products and services to the Company’s networking solutions.
Pursuant to the terms of the Agreement and Plan of Merger entered into between the Company, Ruckus, and a Company subsidiary, Ruckus stockholders were entitled to receive $6.45 in cash and 0.75 shares of the Company’s common stock in exchange for each outstanding share of Ruckus common stock. The results of operations for the acquired business are included in the Company’s Condensed Consolidated Statements of Income from the Acquisition Date. Immediately prior to the completion of the acquisition, there were 92.2 million outstanding shares of Ruckus common stock, which included 3.2 million shares of Ruckus common stock owned by a dissenting former Ruckus stockholder who has submitted and not withdrawn a demand for appraisal of the fair value of those shares under Delaware law. As a result, no cash payment had been made and no shares had been issued to the dissenting stockholder as of July 30, 2016.
Based on the $8.60 per share closing price of the Company’s common stock on May 27, 2016, the total preliminary purchase consideration paid or payable was $1.3 billion, consisting of $574.0 million in cash for outstanding Ruckus shares less dissenting shares, $78.3 million in cash for outstanding vested Ruckus stock options allocated to preliminary purchase consideration, $574.0 million of equity interests in the Company, $7.4 million of the fair value of replacement awards allocated to the preliminary purchase consideration, and $41.7 million relating to the appraisal demand submitted by the dissenting former Ruckus stockholder, which was accrued as of July 30, 2016, and reported within “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets.
The Company recorded direct acquisition costs of $10.2 million and $15.2 million for the three and nine months ended July 30, 2016, respectively, and integration costs of $4.6 million and $5.4 million for the three and nine months ended July 30, 2016, respectively. These costs were expensed as incurred and are presented in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended July 30, 2016, as “Acquisition and integration costs.”

In connection with this acquisition, the Company allocated the total preliminary purchase consideration to the net assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the Acquisition Date. The following table summarizes the preliminary allocation of the total preliminary purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$95,515
Short-term investments	149,615
Accounts receivable, net of allowances for doubtful accounts of $2,100	41,339
Inventories	66,000
Prepaid expenses and other current assets	5,953
Property and equipment, net	21,777
Identifiable intangible assets	380,000
Other assets	1,697
Total assets acquired	761,896
Liabilities assumed:
Accounts payable	16,375
Accrued employee compensation	17,514
Deferred revenue	13,923
Other accrued liabilities	33,810
Non-current deferred revenue	9,364
Non-current deferred tax liabilities	57,677
Other non-current liabilities	40,561
Total liabilities assumed	189,224
Net assets acquired, excluding goodwill (a)	572,672
Total preliminary purchase consideration (b)	1,275,448
Estimated goodwill (b) - (a)	$702,776
Goodwill represents the excess of the total preliminary purchase consideration over the fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to planned growth in new markets and synergies expected to be achieved from the combined operations of the Company and Ruckus. Goodwill of $303.8 million was assigned to the IP Networking Products reporting unit, and goodwill of $398.9 million was assigned to the Global Services reporting unit. Goodwill recognized in the acquisition is not deductible for tax purposes.
A preliminary assessment of the fair value of identified intangible assets and their respective useful lives are as follows (in thousands, except for estimated useful life):

	Approximate Fair Value	Estimated Useful Life (In years)
Trade name/trademark	$44,000	15.00
Customer relationships	118,000	1 - 7
Developed technology	195,000	6 - 7
In-process research and development (“IPR&D”) (1)	23,000	N/A (1)
Total intangible assets	$380,000

(1)	IPR&D will be accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned.
The total preliminary purchase consideration and allocation reflects the Company’s preliminary estimates and is subject to revision as additional information in relation to the preliminary purchase consideration and the fair value of the underlying assets acquired and liabilities assumed becomes available. Additional information that existed as of the Acquisition Date may become known to the Company during the remainder of the measurement period. This period is not to exceed 12 months from the acquisition date.

Pursuant to the terms of the Agreement and Plan of Merger, all unvested Ruckus awards, then comprised of restricted stock units (“RSUs”), performance-based RSUs, and stock options, were canceled and replaced with Company RSUs and stock options (“replacement awards”). Per ASC 805, Business Combinations, the replacement of stock options or other share-based payment awards in conjunction with a business combination represents a modification of share-based payment awards that must be accounted for in accordance with ASC 718, Compensation—Stock Compensation. As a result of the Company’s obligation to issue replacement awards, a portion of the fair-value-based measure of replacement awards is included in measuring the purchase consideration transferred in the business combination. To determine the portion of the replacement awards that is part of the purchase consideration, the Company measured the fair value of both the replacement awards and the historical Ruckus awards as of the Acquisition Date, in accordance with ASC 718. The fair value of the replacement awards, whether vested or unvested, was included in the preliminary purchase consideration to the extent that pre-acquisition services had been rendered. The preliminary purchase consideration also included the fair value of accelerated vesting for awards that vested at the Acquisition Date due to change-in-control provisions.
In addition, the Company accelerated 20% to 50% of the vesting of unvested replacement awards granted to eight Ruckus executives and modified the vesting schedules of unvested replacement awards granted to those eight plus an additional four Ruckus executives. As a result, the Company recorded $4.7 million as an expense in the three and nine months ended July 30, 2016.
As of July 30, 2016, the fair value of the remaining unvested replacement awards of $28.6 million will be recorded as stock-based compensation expense over the applicable future vesting periods.
For the three and nine months ended July 30, 2016, the Company’s Condensed Consolidated Statements of Income included revenue and loss from operations of $77.8 million and $37.6 million, respectively, attributable to the operations of the Ruckus business since the Acquisition Date.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the consolidated results of the Company and Ruckus for the three and nine months ended July 30, 2016, and August 1, 2015, giving effect to the acquisition and the related debt financing as if they had occurred on November 2, 2014, and combines the historical financial results of the Company and Ruckus. The unaudited pro forma financial information includes adjustments to give effect to pro forma events that are directly attributable to the acquisition and the related debt financing. The pro forma financial information includes adjustments to amortization and depreciation for intangible assets and property, plant, and equipment acquired, adjustments to stock-based compensation expense, the effect of acquisition on inventory acquired and deferred revenue, interest expense for the additional indebtedness, and acquisition and integration costs. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods. The unaudited pro forma financial information does not give effect to the potential impact of current financial conditions, regulatory matters, or any anticipated synergies, operating efficiencies, or cost savings that may be associated with the acquisition. Consequently, actual results will differ from the unaudited pro forma financial information presented below (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Unaudited pro forma consolidated results:
Pro forma revenues	$600,530	$655,663	$1,900,664	$1,953,490
Pro forma net income (loss)	$(21,936)	$85,843	$100,982	$168,212
Pro forma net income (loss) per share—basic	$(0.05)	$0.21	$0.25	$0.40
Pro forma net income (loss) per share—diluted	$(0.05)	$0.20	$0.24	$0.38
Unaudited pro forma net income for the nine months ended August 1, 2015, includes nonrecurring pro forma adjustments directly attributable to the acquisition to the effect of inventory acquired and acquisition and integration costs of $39.8 million and $20.6 million, respectively. No such adjustments are included in any other periods.
Other Fiscal Year 2016 Acquisition
In March 2016, the Company completed its acquisition of a privately held developer of software for data center automation to strengthen its IP Networking product portfolio. The Company does not consider this acquisition to be material to its results of operations or financial position. Therefore, the Company is not presenting pro forma financial information of combined operations.

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
The Company recorded direct acquisition costs of $1.5 million for the nine months ended August 1, 2015, and integration costs of $0.8 million and $1.7 million for the three and nine months ended August 1, 2015, respectively. These costs were expensed as incurred and are presented in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended August 1, 2015, as “Acquisition and integration costs.”
The results of operations for both acquisitions are included in the Company’s Condensed Consolidated Statements of Income from the respective dates of acquisition. The Company does not consider these acquisitions to be significant, individually or in the aggregate, to its results of operations or financial position. Therefore, the Company is not presenting pro forma financial information of combined operations.
In connection with these acquisitions, the Company allocated the total purchase consideration to the net assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition dates. The Company also granted RSU awards and cash awards to transferring or continuing employees of the acquired businesses. These awards require the employees to continue providing services to the Company for the duration of the vesting or payout periods.
The RSUs are accounted for as stock-based compensation expense and reported, as applicable, within “Cost of revenues,” “Research and development,” “Sales and marketing,” and “General and administrative” on the Company’s Condensed Consolidated Statements of Income. For the three and nine months ended July 30, 2016, the Company recognized $0.5 million and $1.4 million, respectively, of stock-based compensation expense related to these RSU awards. For the three and nine months ended August 1, 2015, the Company recognized $0.9 million and $1.1 million, respectively, of stock-based compensation expense related to these RSU awards.
The cash awards are accounted for as employee compensation expense and reported within “Research and development” on the Company’s Condensed Consolidated Statements of Income. For the three and nine months ended July 30, 2016, the Company recognized $0.9 million and $3.4 million, respectively, of compensation expense related to these cash awards. For the three and nine months ended August 1, 2015, the Company recognized $1.6 million and $2.0 million, respectively, of compensation expense related to these cash awards.

4. Goodwill and Intangible Assets
The following table summarizes goodwill activity by reportable segment during the nine months ended July 30, 2016 (in thousands):

	Storage Area Networking (“SAN”) Products	IP Networking Products	Global Services	Total
Balance at October 31, 2015
Goodwill	$176,325	$1,414,634	$155,416	$1,746,375
Accumulated impairment losses	—	(129,214)	—	(129,214)
	176,325	1,285,420	155,416	1,617,161
Acquisitions (1)	—	308,456	398,936	707,392
Tax adjustments (2)	(5)	—	—	(5)
Translation adjustments	—	(233)	—	(233)
Balance at July 30, 2016
Goodwill	176,320	1,722,857	554,352	2,453,529
Accumulated impairment losses	—	(129,214)	—	(129,214)
	$176,320	$1,593,643	$554,352	$2,324,315

(1)	The goodwill acquired relates to the acquisitions completed in March 2016 and May 2016. See Note 3, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements.

(2)	The goodwill adjustments were primarily a result of tax benefits from the exercise of stock awards of acquired companies.

The Company conducts its goodwill impairment test annually and whenever events occur or facts and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Effective on the first day of the fourth fiscal quarter, the Company changed the date of its annual impairment test for goodwill from the first day of the second fiscal quarter to the first day of the fourth fiscal quarter. This change in the annual impairment test date was made to better coincide with the timing of when the Company prepares its annual budget and financial plans as part of its regular long-range planning process. For the annual goodwill impairment test, the Company uses the income approach, the market approach, or a combination thereof to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value by applying various observable market-based multiples to the reporting unit’s operating results and then applying an appropriate control premium. For the initial fiscal year 2016 annual goodwill impairment test, the Company used a combination of these approaches to estimate each reporting unit’s fair value. At the time that the initial fiscal year 2016 annual goodwill impairment test was performed, the Company believed that the income approach and the market approach were equally representative of a reporting unit’s fair value.
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
Based on the results of the initial annual goodwill impairment analysis performed during the second fiscal quarter of 2016, the Company determined that no impairment needed to be recorded. As of July 30, 2016, no new events had occurred nor had any facts or circumstances changed since the annual goodwill impairment analysis performed during the second quarter of fiscal year 2016 that indicated that the fair values of the reporting units may be less than their current carrying amounts.
Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The Company did not incur costs to renew or extend the term of any acquired finite-lived intangible assets during the nine months ended July 30, 2016.

The following tables present details of the Company’s intangible assets, excluding goodwill (in thousands, except for weighted-average remaining useful life):

	July 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (In years)
Finite-lived intangible assets:
Trade names	$45,090	$1,105	$43,985	14.71
Core/developed technology (1) (2)	254,290	23,834	230,456	5.67
Patent portfolio license (3)	7,750	1,669	6,081	17.00
Customer relationships	141,110	8,805	132,305	6.52
Non-compete agreements	1,050	904	146	0.46
Patents with broader applications	1,040	92	948	13.63
Total finite-lived intangible assets	450,330	36,409	413,921	6.72
Indefinite-lived intangible assets, excluding goodwill:
IPR&D (1)	21,000	—	21,000
Total indefinite-lived intangible assets, excluding goodwill	21,000	—	21,000
Total intangible assets, excluding goodwill	$471,330	$36,409	$434,921

	October 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (In years)
Finite-lived intangible assets:
Trade names	$1,090	$415	$675	4.36
Core/developed technology	40,530	9,605	30,925	3.49
Patent portfolio license (3)	7,750	849	6,901	17.74
Customer relationships	23,110	2,484	20,626	7.18
Non-compete agreements	1,050	664	386	1.17
Patents with broader applications	1,040	40	1,000	14.38
Total finite-lived intangible assets	74,570	14,057	60,513	6.55
Indefinite-lived intangible assets, excluding goodwill:
IPR&D (1)	15,110	—	15,110
Total indefinite-lived intangible assets, excluding goodwill	15,110	—	15,110
Total intangible assets, excluding goodwill	$89,680	$14,057	$75,623

(1)
Acquired IPR&D are intangible assets accounted for as indefinite-lived assets until the completion or abandonment of the associated research and development efforts. If the research and development efforts associated with the IPR&D are successfully completed, then the IPR&D intangible assets will be amortized over the estimated useful lives to be determined as of the date the efforts are completed. During the three months ended July 30, 2016, the Company acquired $23.0 million in IPR&D intangible assets in connection with the acquisition of Ruckus. The research and development efforts associated with these IPR&D intangible assets are expected to be completed in fiscal years 2016 and 2017. During the nine months ended July 30, 2016, research and development efforts were completed on $17.1 million of the IPR&D intangible assets, and the completed IPR&D intangible assets are being amortized as core/developed technology over the estimated useful lives of five to seven years.

(2)	During the nine months ended July 30, 2016, $1.0 million of finite-lived intangible assets became fully amortized and, therefore, were removed from the balance sheet.

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

The Company conducts the IPR&D impairment test annually and whenever events occur or facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. Effective on the first day of the fourth fiscal quarter, the Company changed the date of its annual impairment test for IPR&D from the first day of the second fiscal quarter to the first day of the fourth fiscal quarter. This change in the annual impairment test date was made to better coincide with the timing of when the Company prepares its annual budget and financial plans as part of its regular long-range planning process. For the annual IPR&D impairment test, the Company elects the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the IPR&D assets is less than the carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the IPR&D assets is less than the carrying amount, then the Company conducts a quantitative analysis to determine the fair value of the IPR&D assets. If the carrying amount of the IPR&D assets exceeds the fair value, then the Company recognizes an impairment loss equal to the difference.
The Company has not identified any changes in circumstances requiring an interim IPR&D impairment test for the nine months ended July 30, 2016, and therefore, the Company determined that no impairment needed to be recorded.
The amortization of finite-lived intangible assets is included in the following line items of the Company’s Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Cost of revenues	$8,922	$2,549	$15,269	$5,043
General and administrative (1)	271	889	821	1,654
Amortization of intangible assets	5,498	280	7,302	570
Total	$14,691	$3,718	$23,392	$7,267

(1)	The amortization is related to the $7.8 million of perpetual, non-exclusive license to certain patents purchased during the fiscal year ended October 31, 2015.
The following table presents the estimated future amortization of finite-lived intangible assets as of July 30, 2016 (in thousands):

Fiscal Year	Estimated Future Amortization
2016 (remaining three months)	$18,998
2017	72,063
2018	63,562
2019	60,039
2020	59,082
Thereafter	140,177
Total	$413,921

5. Balance Sheet Details
The following tables provide details of selected balance sheet items (in thousands):

	July 30, 2016	October 31, 2015
Inventories:
Raw materials	$17,613	$18,788
Finished goods	63,569	21,736
Inventories	$81,182	$40,524

	July 30, 2016	October 31, 2015
Property and equipment, net:
Gross property and equipment
Computer equipment	$18,886	$14,820
Software	84,337	67,625
Engineering and other equipment (1)	443,808	407,342
Furniture and fixtures (1)	33,468	31,028
Leasehold improvements	37,315	33,986
Land and building	386,163	385,415
Total gross property and equipment	1,003,977	940,216
Accumulated depreciation and amortization (1) (2)	(544,165)	(500,992)
Property and equipment, net	$459,812	$439,224

(1)
Engineering and other equipment, furniture and fixtures, and accumulated depreciation and amortization include the following amounts under capital leases as of July 30, 2016, and October 31, 2015 (in thousands):

	July 30, 2016	October 31, 2015
Cost of capitalized leases	$270	$1,312
Accumulated depreciation	(255)	(857)
Property and equipment, net, under capital leases	$15	$455

(2)	The following table presents the depreciation of property and equipment included in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Depreciation expense	$20,393	$18,605	$57,531	$55,302

6. Fair Value Measurements
The Company applies fair value measurements for both financial and non-financial assets and liabilities. The Company does not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis as of July 30, 2016.
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

During the nine months ended July 30, 2016, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.
Assets and liabilities measured and recorded at fair value on a recurring basis as of July 30, 2016, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of July 30, 2016	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$885,152	$885,152	$—	$—
Derivative assets	477	—	477	—
Total assets measured at fair value	$885,629	$885,152	$477	$—
Liabilities:
Derivative liabilities	$759	$—	$759	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheets.
Assets and liabilities measured and recorded at fair value on a recurring basis as of October 31, 2015, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 31, 2015	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,184,410	$1,184,410	$—	$—
Derivative assets	709	—	709	—
Total assets measured at fair value	$1,185,119	$1,184,410	$709	$—
Liabilities:
Derivative liabilities	$1,125	$—	$1,125	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheets.

7. Restructuring and Other Related Benefits
The following table provides details of “Restructuring and other related benefits” included in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Lease loss reserve and related benefits	$—	$—	$(566)	$(637)

The following table provides a reconciliation of the Company’s beginning and ending restructuring liability balances (in thousands):

	Fiscal 2013 Fourth Quarter Restructuring Plan		Other Restructuring Plans
	Severance and Benefits	Lease Loss Reserve and Related Costs	Lease Loss Reserve and Related Costs	Total
Restructuring liabilities at October 31, 2015	$110	$1,811	$408	$2,329
Restructuring and other related benefits	—	(566)	—	(566)
Cash payments	—	(380)	(260)	(640)
Translation adjustment	—	(17)	—	(17)
Restructuring liabilities at July 30, 2016	$110	$848	$148	$1,106

Current restructuring liabilities at July 30, 2016	$110	$350	$148	$608
Non-current restructuring liabilities at July 30, 2016	$—	$498	$—	$498
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
General
The Company reevaluates its estimates and assumptions on a quarterly basis and makes adjustments to the restructuring liabilities balance if necessary. During the nine months ended July 30, 2016, the Company reversed $0.6 million of charges related to estimated facilities lease losses due to a change in lease terms for a certain facility.

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			July 30, 2016		October 31, 2015
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Credit Facility:
Term Loan Facility	2021	variable	$800,000	2.50%	$—	—%
Convertible Senior Unsecured Notes:
2020 Convertible Notes	2020	1.375%	575,000	4.98%	575,000	4.98%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	300,000	4.83%
Capital lease obligations	2016	4.625%	16	4.63%	298	4.63%
Total gross long-term debt			1,675,016		875,298
Unamortized discount			(78,755)		(79,196)
Unamortized debt issuance costs			(2,873)		(2,025)
Current portion of long-term debt			(76,627)		(298)
Long-term debt, net of current portion			$1,516,761		$793,779
Senior Credit Facility
In connection with the acquisition of Ruckus on May 27, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as the administrative agent, swingline lender, and issuing lender, and certain other lenders (collectively, the “Lenders”). The Credit Agreement provides for a term loan facility of $800 million (the “Term Loan Facility”) and a revolving credit facility of $100 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Senior Credit Facility”). The Revolving Facility includes a $25 million letter of credit subfacility and a $10 million swing line loan subfacility. The proceeds of the Term Loan Facility were used to finance a portion of the acquisition of Ruckus and related fees and expenses, the repurchase of shares of the Company’s common stock, and fees and expenses related to the Senior Credit Facility.
Loans made under the Senior Credit Facility bear interest, at the Company’s option, either (i) at a base rate which is based in part on the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) LIBOR for an interest period of one month plus 1.00%, plus an applicable margin that will vary between 0.00% and 0.75% based on the Company’s total leverage ratio or (ii) at a LIBOR-based rate, plus an applicable margin that will vary between 1.00% and 1.75% based on the Company’s total leverage ratio. For purposes of calculating the applicable rate, the base rate and LIBOR-based rate are subject to a floor of 0.00%. For base rate loans, interest is payable on the last business day of January, April, July and October of each year. For LIBOR rate loans, interest is payable on the last day of each interest period for the LIBOR-based rate, and if such interest period extends over three months, at the end of each three-month interval during such interest period.
Commitments under the Revolving Facility are subject to an undrawn commitment fee starting at 0.30%, and are later subject to adjustment between 0.20% and 0.35% based on the Company’s total leverage ratio. Letters of credit issued under the letter of credit subfacility are subject to a commission fee starting at 1.50%, and are later subject to adjustment between 1.00% and 1.75% based on the Company’s total leverage ratio, and an issuance fee of 0.125%.
The final maturity of the Senior Credit Facility will occur on May 27, 2021, except that if any of the 1.375% convertible senior unsecured notes due 2020 remain outstanding on October 2, 2019, and certain other conditions have not been met, then the final maturity of the Senior Credit Facility will occur on October 2, 2019. Notwithstanding the foregoing, upon the request of the Company made to all applicable Lenders, and provided that no event of default exists or will occur immediately thereafter, individual Lenders may agree to extend the maturity date of its commitments under the Revolving Facility and loans under the Term Loan Facility.

The Company is permitted to make voluntary prepayments of the Senior Credit Facility at any time without payment of a premium or penalty. The Company is required to make mandatory prepayments of loans under the Term Loan Facility (without payment of a premium or penalty) with (i) net cash proceeds from issuances of debt (other than certain permitted debt), (ii) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), and (iii) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions). Commencing October 31, 2016, the loans under the Term Loan Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 10% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the loans under the Term Loan Facility. The loans under the Revolving Facility and all accrued and unpaid interest thereon are due in full on the maturity date.
There were no principal amounts outstanding under the revolving credit facility, and the full $100 million was available for future borrowing under the revolving credit facility as of July 30, 2016. No payments were made toward the principal of the Term Loan Facility during the nine months ended July 30, 2016.
As of July 30, 2016, the fair value of the Term Loan Facility was approximately $786.5 million, which was estimated based on fair value for similar instruments.
The obligations under the Senior Credit Facility and certain cash management and hedging obligations are fully and unconditionally guaranteed by certain of the Company’s direct and indirect subsidiaries (including Ruckus, but excluding certain immaterial subsidiaries, subsidiaries whose guarantee would result in material adverse tax consequences and subsidiaries whose guarantee is prohibited by applicable law) pursuant to a subsidiary guaranty agreement.
The Company’s obligations under the Senior Credit Facility are unsecured, provided that upon the occurrence of certain events (including if the Company’s corporate family rating from Moody’s falls below Ba1 and from S&P falls below BB+ at any time (referred to as a “Ratings Downgrade”)) or the incurrence of certain indebtedness in excess of $600 million (such occurrence or the occurrence of a Ratings Downgrade being a “Collateral Trigger Event”), then such obligations, as well as certain cash management and hedging obligations, will be required to be secured, subject to certain exceptions, by 100% of the equity interests of all present and future restricted subsidiaries directly held by the Company or any guarantor. The Company must provide such security within 90 days (or 20 business days with respect to the equity interests of material U.S. subsidiaries) of such Collateral Trigger Event.
The Credit Agreement contains financial maintenance covenants, including a (i) maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 3.50:1.00; subject to certain step-downs to 3.25:1.00 and 3.00:1.00 for fiscal periods ending on or after April 30, 2017, and April 30, 2018, respectively, and (ii) a minimum interest coverage ratio of not less than 3.50:1.00. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to:

•	Incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments (including stock repurchases);

•	Sell assets other than on terms specified by the Credit Agreement;

•	Amend the terms of certain other indebtedness and organizational documents;

•	Create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and

•	Enter into certain transactions with affiliates, or change their lines of business, fiscal years, and accounting practices, in each case, subject to customary exceptions.
The Credit Agreement also sets forth customary events of default, including upon the failure to make timely payments under the Senior Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency.
Convertible Senior Unsecured Notes
On January 14, 2015, the Company issued $575.0 million in aggregate principal amount of 1.375% convertible senior unsecured notes due 2020 (the “2020 Convertible Notes”) pursuant to an indenture, dated as of January 14, 2015, between the Company and Wells Fargo Bank, National Association, as the trustee (the “Offering”). Net of an original issue discount, the Company received $565.7 million in proceeds from the Offering. Concurrently with the closing of the Offering, the Company called for the redemption of its outstanding 6.875% senior secured notes due 2020 (the “2020 Notes”) and irrevocably deposited a portion of the net proceeds from the Offering with the trustee to discharge the 2020 Indenture as described below under “Senior Secured Notes.”

The 2020 Convertible Notes bear interest payable semiannually on January 1 and July 1 of each year, beginning on July 1, 2015. No payments were made toward the principal of the 2020 Convertible Notes during the nine months ended July 30, 2016.
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

	July 30, 2016	October 31, 2015
Principal	$575,000	$575,000
Unamortized discount of the liability component	(63,706)	(76,311)
Net carrying amount of liability component	$511,294	$498,689
Carrying amount of equity component	$59,293	$70,765
As of July 30, 2016, the remaining period of amortization for the discount is 3.42 years.
The following table presents the amount of interest cost recognized for amortization of the discount and for the contractual interest coupon for the 2020 Convertible Notes for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Amortization of discount	$4,254	$4,048	$12,606	$8,792
Contractual interest coupon	$1,977	$1,977	$5,930	$4,323
As of July 30, 2016, and October 31, 2015, the fair value of the 2020 Convertible Notes was approximately $560.4 million and $568.0 million, respectively, which was estimated based on broker trading prices.
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
The 2020 Convertible Notes contain provisions where the conversion rate is adjusted upon the occurrence of certain events, including if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. During the third fiscal quarter of 2016, the Board of Directors of the Company declared and paid a cash dividend in the amount of $0.055 per share. Accordingly, as of June 8, 2016, the conversion rate was adjusted to a rate of 63.1587 shares of the Company’s common stock per $1,000 principal amount of the notes, which is equal to 36.3 million shares at a conversion price of approximately $15.83 per share. The adjustment resulted in a change to the conversion rate of less than 1%, and by the terms of the indenture governing the 2020 Convertible Notes, the Company is allowed and elected to defer the noteholder notification of such adjustment until the occurrence of (i) a subsequent adjustment to the conversion rate that results in a cumulative adjustment of at least 1% of the current conversion rate, (ii) the conversion of any 2020 Convertible Note, or (iii) certain other events requiring the adjustment to be made under the indenture governing the 2020 Convertible Notes.
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
On or after September 1, 2019, through the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes regardless of the foregoing conditions.
As of July 30, 2016, the circumstances for conversion had not been triggered, and the 2020 Convertible Notes were not convertible. The if-converted value of the 2020 Convertible Notes as of July 30, 2016, did not exceed the principal amount of the 2020 Convertible Notes.
If a fundamental change, as specified in the terms of the indenture governing the 2020 Convertible Notes, occurs prior to the maturity date, holders of the notes may require the Company to repurchase the 2020 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2020 Convertible Notes repurchased, plus accrued and unpaid interest, if any, up to the repurchase date. As of July 30, 2016, a fundamental change had not occurred and the 2020 Convertible Notes were not re-purchasable.
Convertible Note Hedge and Warrants Related to the Convertible Senior Unsecured Notes
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge transactions with certain financial institutions (the “counterparties”) with respect to its common stock. Upon conversion of the 2020 Convertible Notes, the convertible note hedge transactions give the Company the right to acquire from the counterparties, subject to anti-dilution adjustments substantially similar to those in the 2020 Convertible Notes, initially approximately 36.1 million shares of the Company’s common stock at an initial strike price of $15.93 per share. Because a dividend in an amount greater than $0.035 per share was declared and paid effective beginning in the third fiscal quarter of 2015, the strike price under the convertible note hedge transactions has been adjusted to approximately $15.83 per share as of June 8, 2016. The convertible note hedge transactions are expected generally to reduce the potential common stock dilution and/or offset potential cash payments in excess of the principal amount of converted notes upon conversion of the notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions. The convertible note hedge transactions will be terminated on the maturity date of the 2020 Convertible Notes or earlier under certain circumstances. The $86.1 million cost of the convertible note hedge transactions has been accounted for as an equity transaction.
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
Under the terms of the warrants, the strike price and number of shares to be acquired by the holders of the warrants are adjusted if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. Accordingly, the terms of the warrants were adjusted to reflect the payment of a cash dividend in the amount of $0.045 per share beginning in the third fiscal quarter of 2015, and, as of June 8, 2016, the holders of the warrants have the right to acquire up to approximately 36.3 million shares of the Company’s common stock at a strike price of approximately $20.52 per share.
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
The 2023 Notes bear interest payable semiannually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the nine months ended July 30, 2016.
As of July 30, 2016, and October 31, 2015, the fair value of the 2023 Notes was approximately $296.2 million and $293.9 million, respectively, which was estimated based on broker trading prices.

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
In accordance with the applicable accounting guidance for debt modification and extinguishment, and for interest costs accounting, the Company expensed the Call Premium, remaining debt issuance costs, and remaining original issue discount relating to the 2020 Notes in the first quarter of fiscal year 2015, which totaled $20.4 million. The Company reported this expense within “Interest expense” on the Company’s Condensed Consolidated Statements of Income for the nine months ended August 1, 2015.

Debt Maturities
As of July 30, 2016, the Company’s aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2016 (remaining three months)	$20,016
2017	80,000
2018	80,000
2019	80,000
2020	655,000
Thereafter	760,000
Total	$1,675,016

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended July 30, 2016, and August 1, 2015 (in thousands):

	Accrued Warranty
	Nine Months Ended
	July 30, 2016	August 1, 2015
Beginning balance	$7,599	$7,486
Warranty liability assumed from acquisitions	760	—
Liabilities accrued for warranties issued during the period	2,768	3,059
Warranty claims paid and used during the period	(2,736)	(3,221)
Changes in liability for pre-existing warranties during the period	(60)	(125)
Ending balance	$8,331	$7,199
In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s products, both alone and in certain circumstances when in combination with other products and services, for infringement of any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of July 30, 2016, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
Manufacturing and Purchase Commitments
Brocade has manufacturing arrangements with its CMs under which Brocade provides product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. Brocade issues purchase orders, and the CMs then generate invoices based on prices and payment terms mutually agreed upon and set forth in those purchase orders. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the agreements require Brocade to purchase all inventory components that are not returnable, usable by, or sold to other customers of the CMs. In addition, Brocade has an arrangement with one of its CMs regarding factory capacity that can be used by the Company. Under this arrangement, the Company receives a credit for exceeding the planned utilization of factory capacity and, conversely, is required to pay additional fees for underutilizing the planned capacity.

As of July 30, 2016, the Company’s aggregate commitment to its CMs for inventory components used in the manufacture of Brocade products was $220.0 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $3.6 million, which is reported within “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet as of July 30, 2016. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to utilize in normal ongoing operations.
Income Taxes
The Company is subject to several ongoing income tax audits and has received notices of proposed adjustments or assessments from certain tax authorities. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.
Legal Proceedings
From time to time, the Company is subject to various legal proceedings and claims, including those identified below, which arise in the ordinary course of business, including claims of alleged infringement of patents and/or other intellectual property rights and commercial and employment contract disputes. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has recorded adequate provisions for any such matters and, as of July 30, 2016, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Company’s financial statements. However, litigation is inherently uncertain, and the outcome of these matters cannot be predicted with certainty. Accordingly, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these matters.
Ruckus Acquisition-Related Litigation
Subsequent to the announcement that Brocade had entered into an agreement to acquire Ruckus on April 3, 2016, three putative stockholder class action complaints relating to the acquisition were filed on behalf of purported Ruckus stockholders in the Superior Court of California, County of Santa Clara, a fourth putative stockholder class action complaint was filed in the United States District Court for the District of Delaware, and a fifth putative class action complaint was filed in the United States District Court for the Northern District of California. The complaints in the three California state court actions are captioned: Maguire v. Ruckus Wireless, Inc., et al. (filed April 12, 2016 and amended on May 10, 2016; referred to as the “Maguire action”); Jaljouli v. Ruckus Wireless, Inc., et al., (filed April 19, 2016; referred to as the “Jaljouli action”); and Small v. Ruckus Wireless, Inc., et al. (filed May 12, 2016; referred to as the “Small action”). The complaint in the Delaware federal court action is captioned Borrego v. Ruckus Wireless, Inc., et al. (filed May 11, 2016; referred to as the “Borrego action”). The complaint in the California federal court action is captioned Hussey v. Ruckus Wireless, Inc., et al. (filed June 3, 2016; referred to as the “Hussey action”).
The complaints in the Maguire, Jaljouli and Small actions contain similar allegations and name Ruckus and members of the Ruckus board of directors as defendants; the Maguire and Jaljouli actions also name Brocade and a Brocade subsidiary as defendants. In general, the complaints allege that the members of the Ruckus board of directors breached their fiduciary duties to Ruckus stockholders by purportedly doing one or more of the following: agreeing to unfair and inadequate transaction consideration for the Ruckus shares; accepting unreasonable deal protection measures in the merger agreement that would dissuade other potential bidders from making competing offers; failing to properly value Ruckus and take steps to maximize the sale value of Ruckus; engaging in self-dealing; and providing allegedly false, misleading, and/or incomplete disclosures regarding the transaction, the negotiations leading up to it, and the opinion of Ruckus’ financial advisor. The complaints in the Maguire and Jaljouli actions also allege that one or more of Ruckus, Brocade, and the Brocade subsidiary aided and abetted the members of the Ruckus board of directors in breaching their fiduciary duties to Ruckus stockholders.
The complaint in the Borrego action alleges that Ruckus and members of the Ruckus board of directors violated Sections 14(e), 14(d)(4) and 20(a) of the Exchange Act based on allegedly false and/or misleading statements and/or alleged omissions in the Solicitation/Recommendation Statement on Schedule 14D-9 filed by Ruckus with the SEC on April 29, 2016. The complaint in the Hussey action, which names Ruckus, members of the Ruckus board of directors, Ruckus’ chief financial officer, Brocade, and a Brocade subsidiary as defendants, contains a similar Section 14(e) claim and also alleges that the defendants violated Section14(d)(7) of the Exchange Act and Rule 14d-10 promulgated thereunder based on the allegedly differential consideration received by members of the Ruckus board of directors and Ruckus’ chief financial officer in connection with the acquisition.
The plaintiffs in one or more of these five actions have requested relief including, among other things, certification as a class, rescission and invalidation of the merger agreement or related agreements, injunctive relief, imposition of a constructive trust, an award of damages and an accounting, an award of the costs and disbursements of the action (including reasonable attorneys’ and experts’ fees), and other equitable relief that the court may deem just and proper.

The Small action was voluntarily dismissed by the plaintiff on August 29, 2016.
Ruckus Acquisition-Related Appraisal Demand
On May 25, 2016, Ruckus received an appraisal demand letter seeking an appraisal under Section 262 of the Delaware General Corporation Law (“Section 262”) of the fair value of 3.2 million Ruckus shares purported to be beneficially owned by a shareholder (the “Dissenter”) that purportedly dissented from the merger of Ruckus with and into a wholly-owned subsidiary of the Company. Under Section 262, the Dissenter is entitled to have those shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares together with statutory interest as determined by the Delaware Court of Chancery, provided that Dissenter complies with the requirements of Section 262. The Company is not aware of any action being commenced in the Delaware Court of Chancery relating to the Dissenter’s appraisal demand. If the Dissenter does not timely and properly commence and prosecute to judgment such an appraisal action, the Dissenter may be entitled to receive $6.45 in cash and 0.75 shares of Brocade common stock with respect to each of the 3.2 million shares subject to its appraisal demand, with an aggregate value of $41.3 million as of July 30, 2016. Otherwise, the dollar amount that the Company may be required to pay to the Dissenter will be determined by the Delaware Court of Chancery and may be more than, less than, or equal to that amount.

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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the three and nine months ended July 30, 2016, were the euro, the British pound, the Indian rupee, the Chinese yuan, the Singapore dollar, the Japanese yen, and the Swiss franc. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements.
The Company utilizes a rolling hedge strategy for the majority of its foreign currency derivative instruments to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. All of the Company’s foreign currency forward contracts are single delivery, which are settled at maturity involving one cash payment. The Company’s foreign currency risk management program includes foreign currency derivatives with a cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than 15 months. For these derivatives, the Company initially reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive loss was not material for the three and nine months ended July 30, 2016, and August 1, 2015.
Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income, net.” The amount recorded on ineffective cash flow hedges was not material for the three and nine months ended July 30, 2016, and August 1, 2015.

Net losses relating to the effective portion of foreign currency derivatives, which are offset by net gains on the underlying exposures, are recorded in the Company’s Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Cost of revenues	$(35)	$(141)	$(195)	$(605)
Research and development	(342)	(206)	(968)	(273)
Sales and marketing	(120)	(542)	(764)	(1,866)
General and administrative	(10)	(52)	(54)	(135)
Total	$(507)	$(941)	$(1,981)	$(2,879)
Alternatively, the Company may choose not to hedge the foreign currency risk associated with its foreign currency exposures if the Company believes such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge.
As a result of foreign currency fluctuations, the net foreign currency exchange gains and losses recorded as part of “Interest and other income, net” were losses of $0.2 million and $0.8 million for the three and nine months ended July 30, 2016, respectively, and gains of $0.3 million and losses of $0.6 million for the three and nine months ended August 1, 2015, respectively.
As of July 30, 2016, the Company had gross unrealized loss positions of $0.8 million and gross unrealized gain positions of $0.5 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.
Volume of Derivative Activity
All derivatives are designated as hedging instruments as of July 30, 2016, and October 31, 2015. Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments
In U.S. dollars	July 30, 2016	October 31, 2015
Euro	$10,410	$40,961
British pound	9,940	46,330
Indian rupee	8,836	35,647
Chinese yuan	3,629	15,129
Singapore dollar	3,484	13,745
Japanese yen	2,606	8,809
Swiss franc	2,365	9,265
Total	$41,270	$169,886

11. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, is included in the following line items of the Company’s Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Cost of revenues	$5,965	$3,955	$12,400	$9,757
Research and development	9,206	5,226	19,805	13,239
Sales and marketing	17,756	10,601	39,886	27,651
General and administrative	11,716	4,655	21,384	13,947
Total stock-based compensation expense	$44,643	$24,437	$93,475	$64,594

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Stock options	$3,291	$973	$4,727	$2,865
RSUs, including restricted stock units with market conditions	35,604	18,941	75,986	48,192
Employee stock purchase plan (“ESPP”)	5,748	4,523	12,762	13,537
Total stock-based compensation expense	$44,643	$24,437	$93,475	$64,594
The following table presents the unrecognized compensation expense, net of estimated forfeitures, by grant type and the related weighted-average periods over which this expense is expected to be recognized as of July 30, 2016 (in thousands, except for the weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (In years)
Stock options	$2,161	1.10
RSUs, including restricted stock units with market conditions	$166,357	2.69
ESPP	$24,497	1.21
The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended
	July 30, 2016		August 1, 2015
	Granted (Shares in thousands)	Weighted-Average Grant Date Fair Value	Granted (Shares in thousands)	Weighted-Average Grant Date Fair Value
Stock options	1,390	$1.36	1,117	$3.09
RSUs, including stock units with market conditions	17,879	$7.90	10,251	$11.53
The total intrinsic value of stock options exercised for the nine months ended July 30, 2016, and August 1, 2015, was $1.2 million and $2.9 million, respectively.

12. Stockholders’ Equity
Dividends
During the nine months ended July 30, 2016, the Company’s Board of Directors declared the following dividends (in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount Paid	Payment Date
November 22, 2015	$0.045	December 10, 2015	$18,429	January 4, 2016
February 16, 2016	$0.045	March 10, 2016	$18,016	April 4, 2016
May 18, 2016	$0.055	June 10, 2016	$25,261	July 5, 2016
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

Accumulated Other Comprehensive Loss
The components of other comprehensive loss and related tax effects for the three months ended July 30, 2016, and August 1, 2015, are as follows (in thousands):

	Three Months Ended
	July 30, 2016			August 1, 2015
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$(715)	$15	$(700)	$(361)	$(53)	$(414)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	507	(25)	482	941	(110)	831
Net unrealized gains (losses) on cash flow hedges	(208)	(10)	(218)	580	(163)	417
Foreign currency translation adjustments	(1,628)	—	(1,628)	(492)	—	(492)
Total other comprehensive income (loss)	$(1,836)	$(10)	$(1,846)	$88	$(163)	$(75)
The components of other comprehensive loss and related tax effects for the nine months ended July 30, 2016, and August 1, 2015, are as follows (in thousands):

	Nine Months Ended
	July 30, 2016			August 1, 2015
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$(1,056)	$21	$(1,035)	$(2,558)	$226	$(2,332)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	1,981	(150)	1,831	2,879	(335)	2,544
Net unrealized gains (losses) on cash flow hedges	925	(129)	796	321	(109)	212
Foreign currency translation adjustments	(1,760)	—	(1,760)	(5,781)	—	(5,781)
Total other comprehensive loss	$(835)	$(129)	$(964)	$(5,460)	$(109)	$(5,569)

(1)
For classification of amounts reclassified from accumulated other comprehensive loss into earnings as reported on the Company’s Condensed Consolidated Statements of Income, see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements.

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended July 30, 2016, and August 1, 2015, are as follows (in thousands):

	Nine Months Ended
	July 30, 2016			August 1, 2015
	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Beginning balance	$(1,539)	$(23,463)	$(25,002)	$(1,907)	$(16,907)	$(18,814)
Change in unrealized gains and losses	(1,035)	(1,760)	(2,795)	(2,332)	(5,781)	(8,113)
Net gains and losses reclassified into earnings	1,831	—	1,831	2,544	—	2,544
Net current-period other comprehensive income (loss)	796	(1,760)	(964)	212	(5,781)	(5,569)
Ending balance	$(743)	$(25,223)	$(25,966)	$(1,695)	$(22,688)	$(24,383)

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
The Company recorded an income tax benefit for the three months ended July 30, 2016, primarily due to a discrete benefit from reserve releases as a result of reaching a settlement on certain transfer pricing issues with the Internal Revenue Service (“IRS”) and certain expired statute of limitations.
The effective tax rate for the three and nine months ended July 30, 2016, was lower than the U.S. federal statutory tax rate of 35% primarily due to a discrete benefit from reserve releases as a result of reaching a settlement on certain transfer pricing issues with the IRS and benefits from the federal research and development tax credit, which was permanently reinstated retroactive to January 1, 2015, by the passage of the Protecting Americans from Tax Hikes Act of 2015.
The effective tax rate for the nine months ended July 30, 2016, was higher compared with the effective tax rate for the nine months ended August 1, 2015, primarily due to an increase in unrecognized tax benefits related to certain intercompany transactions during the nine months ended July 30, 2016.
The Company’s total gross unrecognized tax benefits, excluding interest and penalties, were $189.1 million as of July 30, 2016. If the total gross unrecognized tax benefits as of July 30, 2016, were recognized in the future, approximately $144.0 million would decrease the Company’s effective tax rate.
The IRS and other tax authorities regularly examine the Company’s income tax returns. In June 2016, the Company reached agreement with the IRS on certain transfer pricing issues in the Company’s federal income tax returns for fiscal years 2009 and 2010. In October 2014, the Geneva Tax Administration issued its final assessments for fiscal years 2003 to 2012, disputing certain of the Company’s transfer pricing arrangements. In November 2014, the Company filed a protest to challenge the final assessments. The Company believes that reserves for unrecognized tax benefits are adequate for all open tax years. The timing of tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. Before the end of fiscal year 2016, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain tax examination periods will expire, or both. After the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to its unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments, and the impact of such settlements on the uncertainty in income taxes, the Company estimates the range of potential decreases in underlying uncertainty in income tax is between $0 and $5 million in the next 12 months.

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
Brocade is organized into three operating segments, each of which is an individually reportable segment: SAN Products, IP Networking Products, and Global Services. These reportable segments are organized principally by product category. The results of the Ruckus business are included in the IP Networking Products and Global Services reportable segments from the date of acquisition.
At this time, the Company does not track its operating expenses by operating segments because management does not consider this information in its measurement of the performance of the operating segments. The Company also does not track all of its assets by operating segments. The majority of the Company’s assets as of July 30, 2016, were attributable to its U.S. operations.

Summarized financial information by reportable segment for the three and nine months ended July 30, 2016, and August 1, 2015, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended July 30, 2016
Net revenues	$282,114	$208,881	$99,726	$590,721
Cost of revenues	70,630	117,862	45,330	233,822
Gross margin	$211,484	$91,019	$54,396	$356,899
Three months ended August 1, 2015
Net revenues	$309,451	$153,749	$88,619	$551,819
Cost of revenues	73,657	70,586	35,672	179,915
Gross margin	$235,794	$83,163	$52,947	$371,904
Nine months ended July 30, 2016
Net revenues	$925,799	$474,556	$287,956	$1,688,311
Cost of revenues	223,806	240,991	127,489	592,286
Gross margin	$701,993	$233,565	$160,467	$1,096,025
Nine months ended August 1, 2015
Net revenues	$976,362	$431,319	$266,952	$1,674,633
Cost of revenues	233,150	198,631	109,056	540,837
Gross margin	$743,212	$232,688	$157,896	$1,133,796

15. Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Basic net income per share
Net income	$10,495	$91,667	$147,226	$255,974
Weighted-average shares used in computing basic net income per share	426,671	417,299	411,709	422,184
Basic net income per share	$0.02	$0.22	$0.36	$0.61
Diluted net income per share
Net income	$10,495	$91,667	$147,226	$255,974
Weighted-average shares used in computing basic net income per share	426,671	417,299	411,709	422,184
Dilutive potential common shares in the form of stock options	1,227	1,772	1,329	1,777
Dilutive potential common shares in the form of other share-based awards	6,518	8,447	6,378	9,342
Weighted-average shares used in computing diluted net income per share	434,416	427,518	419,416	433,303
Diluted net income per share	$0.02	$0.21	$0.35	$0.59
Antidilutive potential common shares in the form of: (1)
Warrants issued in conjunction with the 2020 Convertible Notes (2)	36,316	36,125	36,251	26,453
Stock options	2,838	1,109	2,029	934
Other share-based awards	2,120	100	1,140	33

(1)	These amounts are excluded from the computation of diluted net income per share.

(2)
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge and warrant transactions as described in Note 8, “Borrowings.” The 2020 Convertible Notes have no impact on diluted earnings per share until the average quarterly price of the Company’s common stock exceeds the adjusted conversion price of $15.83 per share. If the common stock price exceeds this adjusted conversion price, then, prior to conversion, the Company will calculate the effect of the additional shares that may be issued using the treasury stock method. If the average price of the Company’s common stock exceeds $20.52 per share for a quarterly period, the Company’s weighted-average shares used in computing diluted net income per share will be impacted by the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The convertible note hedge is not considered for purposes of the diluted earnings per share calculation, as its effect would be antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on December 22, 2015. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “expects,” “anticipates,” “assumes,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “should,” “could,” “depend,”and variations of such words and similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” below.

Overview
We are a leading supplier of networking hardware, software, and services for businesses and organizations of various types and sizes. Our end customers include global enterprises and other organizations that use our products and services as part of their communications infrastructure and service providers, such as telecommunication firms, cable operators, and mobile carriers that use our products and services as part of their commercial operations. Our business model is focused on two key markets: Storage Area Networking (“SAN”), where we offer our SAN products, including modular directors, fixed-configuration and embedded switches, as well as network management and monitoring capabilities; and Internet Protocol (“IP”) Networking, where we offer IP routers, Ethernet switches, wireless access points and controllers, network security, analytics, and monitoring, as well as products used to manage application delivery. Our IP Networking products are available in modular and fixed hardware-based form factors and can be deployed in both traditional network and next-generation fabric designs. Our IP Networking products also include a range of virtualized network software offerings, including a virtual routing software suite, application delivery controller and load balancer, and a cloud-based wireless controller offering. In addition, for mobile service providers, our products include a virtual evolved packet core (“vEPC”) solution and a software analytics probe and application monitoring application. We also provide product-related customer support and services in both our SAN business and IP Networking business.
Key customer information technology (“IT”) initiatives, such as virtualization, enterprise mobility, data center consolidation, cloud computing, and migration to higher performance technologies, such as solid state storage, continue to rely on our mission-critical SAN-based solutions. We are known as a storage networking innovator and have a leading SAN market share position. Our SAN business strategy is to continue to expand and diversify our partner base and introduce new, innovative solutions for both our large installed base and potential new customers. For example, we recently launched our Gen 6 Fibre Channel SAN platform. This next generation of switches and directors delivers superior performance and scalability designed to support the demanding workloads from mission-critical applications. In addition, we continue to add new SAN partners, expand relationships with existing partners, and introduce new products, such as the Brocade Analytics Monitoring Platform. This new platform provides customers the ability to improve operational performance, stability, and security within their storage environments.
Our IP Networking business strategies are intended to increase new customer accounts and expand our current market share through product innovations, acquisitions, and the development and expansion of our routes to market. Examples include Ethernet fabric switches, virtualized software networking products, and the acquisition of Ruckus Wireless, Inc. (“Ruckus”), which was completed on May 27, 2016. The Ruckus acquisition, which provides us access to both the Ruckus product portfolio and Ruckus’ channels to market, enhances our scale and competitive positioning in both the enterprise and service provider markets and compliments our mobility strategy that we announced in February 2016. Longer term, we expect the Ruckus acquisition to strengthen our ability to pursue emerging opportunities around 5G mobile services, Internet of Things, Smart Cities, in-building LTE, and cellular/Wi-Fi convergence.

The success of our IP Networking business, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures, upgrading their wireline and wireless infrastructure at the network edge, and adopting our virtualized software-based networking solutions. In particular, our future success in this area would be negatively impacted if the technological transition to virtual software-based solutions does not occur at the anticipated rate or at all. While our software networking product revenues have not been material to date, there is customer interest in software networking products, and we believe that customers prefer to buy networking products from suppliers that offer a portfolio of solutions that address their current and future needs. We plan to continue to support our growth strategy with continuous innovation, leveraging the strategic investments we have made in our core businesses, developing emerging technologies such as software-defined networking (“SDN”), network functions virtualization (“NFV”), and network visibility and analytics (“NVA”), introducing new products, making strategic acquisitions, and enhancing our existing partnerships and forming new partnerships through our various distribution channels.
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
We continue to face multiple challenges as customers consider moving specific workloads to the cloud, evaluate hyper-converged architectures, and assess new architectures based on software, servers, and a mix of proprietary- and commodity-networking hardware. We also continue to be affected by worldwide macroeconomic conditions and face the possibility that these conditions could deteriorate and create a more cautious capital spending environment in the IT sector. In addition, U.S. federal customers are important to our business, and spending by the U.S. government can be variable and difficult to predict. We are also cautious about the stability and health of certain international markets and current global and country-specific dynamics, such as the drop in the value of the euro and the Chinese yuan versus the U.S. dollar in the past fiscal year, slowing economic growth in China, Russia-related geopolitical uncertainty, and the withdrawal of the United Kingdom from the European Union as voted by the British citizens during the June 23, 2016, referendum, also commonly known as Brexit. These factors may impact our business and those of our partners. Our diversified portfolio of products helps mitigate the effect of some of these challenges, and we expect IT spending levels to generally rise in the long term. However, it is difficult for us to offset the effects of short-term reductions in IT spending. In addition, we are making investments in software offerings and people with software-oriented skill sets to adapt as the market transitions.
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
Our plans for our operating cash flows are to provide liquidity for operations, capital investment, and other strategic initiatives, including investments and acquisitions to strengthen our networking portfolios, and to return capital to stockholders in the form of stock repurchases and dividends. In September 2015, we reconfirmed our priorities for the use of operating cash flows and our intent to, after those priorities are met, return at least 60% of our annual adjusted free cash flow to stockholders in the form of stock repurchases or dividends. We define adjusted free cash flow as operating cash flow, adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditures. In the third quarter of fiscal year 2016, our Board of Directors declared and paid a quarterly cash dividend of $0.055 per share of our common stock for a total of $25.3 million. On August 24, 2016, our Board of Directors declared a quarterly cash dividend of $0.055 per share of our common stock to be paid on October 3, 2016, to stockholders of record as of the close of market on September 9, 2016. Future dividend payments are subject to review and approval on a quarterly basis by our Board of Directors.

Overview of Financial Results
The following table, which includes results of operations for the Ruckus business from the acquisition date of May 27, 2016, provides an overview of some of our financial results (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Total net revenues	$590,721	$551,819	$1,688,311	$1,674,633
Gross margin	$356,899	$371,904	$1,096,025	$1,133,796
Gross margin, as a percentage of total net revenues	60.4%	67.4%	64.9%	67.7%
Income from operations	$20,594	$119,849	$224,225	$373,459
Income from operations, as a percentage of total net revenues	3.5%	21.7%	13.3%	22.3%
Net income	$10,495	$91,667	$147,226	$255,974

Results of Operations
Our results of operations for the three and nine months ended July 30, 2016, and August 1, 2015, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin with respect to each reportable segment, which is indicated as a percentage of the respective reportable segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 30, 2016		August 1, 2015
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
SAN Products	$282,114	47.7%	$309,451	56.1%	$(27,337)	(8.8)%
IP Networking Products	208,881	35.4%	153,749	27.9%	55,132	35.9%
Global Services	99,726	16.9%	88,619	16.0%	11,107	12.5%
Total net revenues	$590,721	100.0%	$551,819	100.0%	$38,902	7.0%

	Nine Months Ended
	July 30, 2016		August 1, 2015
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
SAN Products	$925,799	54.8%	$976,362	58.3%	$(50,563)	(5.2)%
IP Networking Products	474,556	28.1%	431,319	25.8%	43,237	10.0%
Global Services	287,956	17.1%	266,952	15.9%	21,004	7.9%
Total net revenues	$1,688,311	100.0%	$1,674,633	100.0%	$13,678	0.8%
The increase in total net revenues for the three months ended July 30, 2016, compared with the three months ended August 1, 2015, reflects higher sales for our IP Networking products and Global Services offerings, partially offset by lower sales for our SAN products, as further described below.

•
The decrease in SAN product revenues was caused by a decrease in director product revenues, primarily due to the weaker storage demand environment, partially offset by a slight increase in embedded and fixed-configuration switch product revenues. As a result, the number of ports shipped decreased by 10.0% during the three months ended July 30, 2016, the effect of which was partially offset by a 1.3% increase in the average selling price per port related to favorable product mix;

•
The increase in IP Networking product revenues primarily reflects $73.1 million in revenue from our newly acquired wireless products due to the recent acquisition of Ruckus and, to a lesser extent, higher software networking product revenue primarily due to growth in the virtual router, SDN controller, and network visibility and analytics offerings. The increase is partially offset by a decrease in switch and routing product revenues primarily due to weaker demand from federal, large network carrier, and enterprise customers; and

•
The increase in Global Services revenues was primarily due to an increase in SAN and IP hardware support renewal contracts, an increase in service volume related to our new wireless products from the acquisition of Ruckus, higher vADC software support revenue, and higher support and services revenue from federal customers.

The increase in total net revenues for the nine months ended July 30, 2016, compared with the nine months ended August 1, 2015, reflects higher sales for our IP Networking products and Global Services offerings, partially offset by lower sales for our SAN products, as further described below.

•
The decrease in SAN product revenues was caused by a decrease in director, embedded, and fixed-configuration switch product revenues, primarily due to the weaker storage demand environment. The number of ports shipped decreased by 9.6% during the nine months ended July 30, 2016, due to the challenging business environment, the effect of which was partially offset by a 4.9% increase in the average selling price per port related to improved product mix;

•
The increase in IP Networking product revenues primarily reflects $73.1 million in revenue from our newly acquired wireless products due to the recent acquisition of Ruckus and, to a lesser extent, increases in campus switching, data center switching, and software networking products. Campus switch revenue growth is attributed to the education vertical market, particularly the stimulus from the U.S. federal government funding of technology improvements for schools, commonly known as the E-Rate program. Data center switching revenues increased due to stronger enterprise customer demand for fixed switches. Software networking revenues increased primarily due to the vADC software product line acquired in the second quarter of fiscal year 2015. This increase was partially offset by decreases in revenue from data center routing products, primarily due to weaker demand from large network carrier, enterprise, and federal customers; and

•
The increase in Global Services revenues was primarily due to an increase in support revenue related to our vADC software product line acquired in the second quarter of fiscal year 2015, an increase in renewal support contracts for our SAN and IP hardware products, an increase in service volume related to our newly acquired wireless products, an increase in support and services revenue from federal customers, as well as an increase in professional services revenues.

Our total net revenues by geographic area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 30, 2016		August 1, 2015
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
United States (“U.S.”)	$339,460	57.4%	$317,183	57.5%	$22,277	7.0%
Europe, the Middle East and Africa (1)	122,371	20.7%	142,050	25.7%	(19,679)	(13.9)%
Asia Pacific	91,967	15.6%	56,160	10.2%	35,807	63.8%
Japan	25,315	4.3%	22,065	4.0%	3,250	14.7%
Canada, Central and South America	11,608	2.0%	14,361	2.6%	(2,753)	(19.2)%
Total net revenues	$590,721	100.0%	$551,819	100.0%	$38,902	7.0%

(1)	Includes net revenues of $59.3 million and $91.5 million for the three months ended July 30, 2016, and the three months ended August 1, 2015, respectively, relating to the Netherlands.

	Nine Months Ended
	July 30, 2016		August 1, 2015
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
U.S.	$920,137	54.5%	$954,751	57.0%	$(34,614)	(3.6)%
Europe, the Middle East and Africa (1)	436,409	25.8%	447,199	26.7%	(10,790)	(2.4)%
Asia Pacific	222,978	13.2%	163,861	9.8%	59,117	36.1%
Japan	75,546	4.5%	67,768	4.0%	7,778	11.5%
Canada, Central and South America	33,241	2.0%	41,054	2.5%	(7,813)	(19.0)%
Total net revenues	$1,688,311	100.0%	$1,674,633	100.0%	$13,678	0.8%

(1)	Includes net revenues of $260.8 million and $295.6 million for the nine months ended July 30, 2016, and the nine months ended August 1, 2015, respectively, relating to the Netherlands.
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
International revenues for the three months ended July 30, 2016, was flat as a percentage of total net revenues compared with the three months ended August 1, 2015. International revenues for the nine months ended July 30, 2016, increased to 45.5% as a percentage of total net revenues compared with 43.0% for the nine months ended August 1, 2015, primarily due to a shift in the mix of OEM customer delivery location for our SAN products.
A significant portion of our revenues is concentrated among a relatively small number of OEM customers. For the three months ended July 30, 2016, two customers each individually accounted for 12% of our total net revenues for a combined total of 24% of total net revenues. For the three months ended August 1, 2015, three customers individually accounted for 16%, 15%, and 12% of our total net revenues for a combined total of 43% of total net revenues. For the nine months ended July 30, 2016, three customers individually accounted for 17%, 11%, and 10% of our total net revenues for a combined total of 38% of total net revenues. For the nine months ended August 1, 2015, three customers individually accounted for 17%, 13%, and 11% of our total net revenues for a combined total of 41% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

Gross margin. Gross margin is summarized as follows (in thousands, except percentages). Gross margin as a percentage of net revenues is indicated as a percentage of the respective reportable segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.

	Three Months Ended
	July 30, 2016		August 1, 2015
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/(Decrease)	% Points Change
SAN Products	$211,484	75.0%	$235,794	76.2%	$(24,310)	(1.2)%
IP Networking Products	91,019	43.6%	83,163	54.1%	7,856	(10.5)%
Global Services	54,396	54.5%	52,947	59.7%	1,449	(5.2)%
Total gross margin	$356,899	60.4%	$371,904	67.4%	$(15,005)	(7.0)%

	Nine Months Ended
	July 30, 2016		August 1, 2015
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/(Decrease)	% Points Change
SAN Products	$701,993	75.8%	$743,212	76.1%	$(41,219)	(0.3)%
IP Networking Products	233,565	49.2%	232,688	53.9%	877	(4.7)%
Global Services	160,467	55.7%	157,896	59.1%	2,571	(3.4)%
Total gross margin	$1,096,025	64.9%	$1,133,796	67.7%	$(37,771)	(2.8)%
The changes in gross margin percentage for each reportable segment for the three months ended July 30, 2016, compared with the three months ended August 1, 2015, were primarily due to the following factors (the percentages below reflect the impact on gross margin):

•	SAN gross margins relative to net revenues decreased primarily due to higher salaries and higher variable incentive compensation;

•
IP Networking gross margins relative to net revenues decreased primarily due to the amortization of the purchase accounting adjustment in connection with the preliminary fair valuation of inventory acquired from Ruckus. In addition, IP Networking gross margins decreased due to amortization of IP Networking-related intangible assets acquired in the second and third quarters of fiscal year 2016; and

•
Global Services gross margins relative to net revenues decreased primarily due to higher salaries and higher variable incentive compensation, as well as increased personnel as a result of the Ruckus acquisition and increased staffing related to our continued focus on customer satisfaction and our software business.

The changes in gross margin percentage for each reportable segment for the nine months ended July 30, 2016, compared with the nine months ended August 1, 2015, were primarily due to the following factors (the percentages below reflect the impact on gross margin):

•	SAN gross margins relative to net revenues decreased primarily due to higher salaries and higher variable incentive compensation;

•
IP Networking gross margins relative to net revenues decreased primarily due to the amortization of the purchase accounting adjustment in connection with the preliminary fair valuation of inventory acquired from Ruckus. In addition, IP Networking gross margins decreased due to amortization of IP Networking-related intangible assets acquired in the second quarter of fiscal year 2015 and the second and third quarters of fiscal year 2016; and

•
Global Services gross margins relative to net revenues decreased primarily due to higher salaries and higher variable incentive compensation, as well as other compensation expense due to increased personnel from the Ruckus acquisition and increased staffing related to our continued focus on customer satisfaction and our software business.

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
R&D expenses are summarized as follows (in thousands, except percentages):

	July 30, 2016		August 1, 2015
R&D expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$114,996	19.5%	$85,072	15.4%	$29,924	35.2%
Nine months ended	$297,516	17.6%	$262,173	15.7%	$35,343	13.5%
R&D expenses increased for the three months ended July 30, 2016, compared with the three months ended August 1, 2015, primarily due to the following (in thousands):

Increase
Salaries and other compensation	$22,323
Stock-based compensation expense	3,980
Expenses related to legal, IT, facilities, and other shared functions	2,625
Various individually insignificant items	996
Total change	$29,924
Salaries and other compensation increased primarily due to increased personnel as a result of the Ruckus acquisition and higher variable incentive compensation expense. Stock-based compensation expense increased primarily due to the restricted stock units and options assumed as part of the Ruckus acquisition. Expenses related to legal, IT, facilities, and other shared functions allocated to R&D activities increased overall primarily due to higher facilities costs primarily as a result of the incremental expense related to the Ruckus acquisition.
R&D expenses increased for the nine months ended July 30, 2016, compared with the nine months ended August 1, 2015, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$29,441
Stock-based compensation expense	6,566
Various individually insignificant items	(664)
Total change	$35,343
Salaries and other compensation increased primarily due to increased personnel from the acquisitions that occurred in the second quarter of fiscal year 2015 and third quarter of fiscal year 2016. Stock-based compensation expense increased primarily due to the restricted stock units and options assumed as part of the Ruckus acquisition, higher grant-date fair values of grants being amortized in the recent years due to a gradual increase in our stock price since fiscal year 2014, and lower estimated forfeiture rates used in fiscal year 2016 than in fiscal year 2015.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and allocated expenses related to legal, IT, facilities, and other shared functions.
S&M expenses are summarized as follows (in thousands, except percentages):

	July 30, 2016		August 1, 2015
S&M expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$167,983	28.4%	$144,883	26.3%	$23,100	15.9%
Nine months ended	$468,743	27.8%	$428,199	25.6%	$40,544	9.5%

S&M expenses increased for the three months ended July 30, 2016, compared with the three months ended August 1, 2015, primarily due to the following (in thousands):

Increase
Salaries and other compensation	$9,735
Stock-based compensation expense	7,155
Expenses related to legal, IT, facilities, and other shared functions	2,734
Travel and entertainment expense	1,541
Various individually insignificant items	1,935
Total change	$23,100
Salaries and other compensation increased primarily due to increased personnel as a result of the Ruckus acquisition, partially offset by lower variable incentive compensation expense. Stock-based compensation expense increased primarily due to the restricted stock units and options assumed as part of the Ruckus acquisition. Expenses related to legal, IT, facilities, and other shared functions allocated to S&M activities increased overall primarily due to higher facilities costs primarily as a result of the incremental expense related to the Ruckus acquisition. Travel and entertainment expense increased primarily due to the sales force assumed in connection with the Ruckus acquisition.
S&M expenses increased for the nine months ended July 30, 2016, compared with the nine months ended August 1, 2015, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$23,278
Stock-based compensation expense	12,236
Outside services expense	3,186
Expenses related to legal, IT, facilities, and other shared functions	2,609
Various individually insignificant items	(765)
Total change	$40,544
Salaries and other compensation increased primarily due to increased personnel as a result of the Ruckus acquisition. Stock-based compensation expense increased primarily due to the restricted stock units and options assumed as part of the Ruckus acquisition, higher grant-date fair values of grants being amortized in the recent years due to a gradual increase in our stock price since fiscal year 2014, and lower estimated forfeiture rates used in fiscal year 2016 than in fiscal year 2015. Outside services expense increased primarily due to consulting services and sales training expenses. Expenses related to legal, IT, facilities, and other shared functions allocated to S&M activities increased primarily due to higher facilities costs primarily as a result of the incremental expense related to the Ruckus acquisition.
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
G&A expenses are summarized as follows (in thousands, except percentages):

	July 30, 2016		August 1, 2015
G&A expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$32,960	5.6%	$20,422	3.7%	$12,538	61.4%
Nine months ended	$78,180	4.6%	$65,815	3.9%	$12,365	18.8%

G&A expenses increased for the three months ended July 30, 2016, compared with the three months ended August 1, 2015, primarily due to the following (in thousands):

Increase
Stock-based compensation expense	$7,061
Salaries and other compensation	3,631
Expenses related to legal, IT, facilities, and other shared functions	1,100
Various individually insignificant items	746
Total change	$12,538
Stock-based compensation increased primarily due to the restricted stock units and options assumed as part of the Ruckus acquisition, higher grant-date fair values of grants being amortized in the recent years due to a gradual increase in our stock price since fiscal year 2014, and lower estimated forfeiture rates used in the third quarter of fiscal year 2016 than in the previous year, as well as an increase in employee stock purchase plan expense. Salaries and other compensation expense increased primarily due to increased personnel as a result of the Ruckus acquisition and higher variable incentive compensation expense. Expenses related to legal, IT, facilities, and other shared functions allocated to G&A activities increased primarily due to higher facilities costs primarily as a result of the incremental expense related to the Ruckus acquisition.
G&A expenses increased for the nine months ended July 30, 2016, compared with the nine months ended August 1, 2015, primarily due to the following (in thousands):

Increase/(Decrease)
Stock-based compensation expense	$7,437
Expenses related to legal, IT, facilities, and other shared functions	2,715
Salaries and other compensation	2,356
Various individually insignificant items	(143)
Total change	$12,365
Stock-based compensation expense increased primarily due to the restricted stock units and options assumed as part of the Ruckus acquisition, higher grant-date fair values of grants being amortized in the recent years due to a gradual increase in our stock price since fiscal year 2014, lower estimated forfeiture rates used in fiscal year 2016 than in fiscal year 2015, and an increase in restricted stock units with market conditions granted to employees in recent quarters. Expenses related to legal, IT, facilities, and other shared functions allocated to G&A activities increased primarily due to higher facilities costs primarily as a result of the incremental expense related to the Ruckus acquisition. Salaries and other compensation expense increased primarily due to increased personnel as a result of the Ruckus acquisition and higher variable incentive compensation expense.
Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	July 30, 2016		August 1, 2015
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$5,498	0.9%	$889	0.2%	$4,609	518.4%
Nine months ended	$7,302	0.4%	$1,654	0.1%	$5,648	341.5%
The increase in amortization of intangible assets for the three months ended July 30, 2016, compared with the three months ended August 1, 2015, was primarily due to the addition of finite-lived intangible assets in connection with the acquisition of Ruckus, completion of the R&D efforts associated with our in-process research and development (“IPR&D”) intangible assets during the nine months ended July 30, 2016, as well as due to the acquisition completed in the second fiscal quarter of 2016. The increase in amortization of intangible assets for the nine months ended July 30, 2016, compared with the nine months ended August 1, 2015, was primarily due to the addition of intangible assets in connection with our acquisitions completed in the second fiscal quarter of 2015 and second and third fiscal quarters of 2016 (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).

Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	July 30, 2016		August 1, 2015
Acquisition and integration costs:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$14,868	2.5%	$789	0.1%	$14,079	*
Nine months ended	$20,625	1.2%	$3,133	0.2%	$17,492	558.3%

* Not meaningful
The increase in acquisition and integration costs for the three and nine months ended July 30, 2016, compared with the three and nine months ended August 1, 2015, was primarily due to initial consulting services and other professional fees incurred in the second and third fiscal quarters of 2016 in connection with the Ruckus acquisition, which was much larger and therefore resulted in greater costs being incurred than the comparatively smaller two acquisitions completed in the second fiscal quarter of 2015 (see Note 3, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements).
Restructuring and other related benefits. Restructuring and other related benefits are summarized as follows (in thousands, except percentages):

	July 30, 2016		August 1, 2015
Restructuring and other related benefits:	Benefit	% of Net Revenues	Benefit	% of Net Revenues	(Increase)/Decrease	% Change
Nine months ended	$(566)	—%	$(637)	—%	$71	(11.1)%
We did not incur any restructuring and other related benefits for the three months ended July 30, 2016, and the three months ended August 1, 2015. Restructuring and other related benefits for the nine months ended July 30, 2016, were primarily due to a favorable change in lease terms for a certain facility. In addition, restructuring and other related benefits for the nine months ended August 1, 2015, were due to favorable changes in expected sublease terms and other related assumptions for estimated facilities lease losses (see Note 7, “Restructuring and Other Related Benefits,” of the Notes to Condensed Consolidated Financial Statements).
Interest expense. Interest expense primarily represents the interest cost associated with our senior secured notes, senior unsecured notes, and convertible senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Interest expense is summarized as follows (in thousands, except percentages):

	July 30, 2016		August 1, 2015
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	(Increase)/Decrease	% Change
Three months ended	$(13,462)	(2.3)%	$(9,778)	(1.8)%	$(3,684)	(37.7)%
Nine months ended	$(33,282)	(2.0)%	$(45,754)	(2.7)%	$12,472	27.3%
Interest expense increased for the three months ended July 30, 2016, compared with the three months ended August 1, 2015, primarily due to the completion of the $800.0 million term loan in connection with the Ruckus acquisition (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
In January 2015, we issued $575.0 million in aggregate principal amount of 1.375% convertible senior unsecured notes due 2020 (the “2020 Convertible Notes”) in a private placement. The proceeds from this offering were used to redeem all of the outstanding 6.875% senior secured notes due 2020 (the “2020 Notes”), which had a higher interest rate, and for general corporate purposes. Interest expense decreased for the nine months ended July 30, 2016, compared with the nine months ended August 1, 2015, primarily due to the $15.1 million expense that we recorded in the first quarter of fiscal year 2015 for the call premium, debt issuance costs, and original issue discount relating to the redemption of our 2020 Notes. The decrease in interest expense was also due to the refinancing of the 2020 Notes at a lower interest rate.

Interest and other income, net. Interest and other income, net, is summarized as follows (in thousands, except percentages):

	July 30, 2016		August 1, 2015
Interest and other income, net:	Income	% of Net Revenues	Income	% of Net Revenues	Increase	% Change
Three months ended	$1,557	0.3%	$947	0.2%	$610	64.4%
Nine months ended	$3,317	0.2%	$854	0.1%	$2,463	288.4%
The increase in interest and other income, net, for the three and nine months ended July 30, 2016, was primarily related to an increase in interest income for our money market funds due to an increase in interest rates. Interest and other income, net, was not material for the three and nine months ended August 1, 2015.
Income tax expense (benefit). Income tax expense (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Nine Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Income tax expense (benefit)	$(1,806)	$19,351	$47,034	$72,585
Effective tax rate	(20.8)%	17.4%	24.2%	22.1%
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
We recorded an income tax benefit for the three months ended July 30, 2016, primarily due to a discrete benefit from reserve releases as a result of reaching a settlement on certain transfer pricing issues with the Internal Revenue Service (“IRS”) and certain expired statute of limitations.
The effective tax rate for the three and nine months ended July 30, 2016, was lower than the U.S. federal statutory tax rate of 35% primarily due to a discrete benefit from reserve releases as a result of reaching a settlement on certain transfer pricing issues with the IRS and benefits from the federal research and development tax credit, which was permanently reinstated retroactive to January 1, 2015, by the passage of the Protecting Americans from Tax Hikes Act of 2015.
The effective tax rate for the nine months ended July 30, 2016, was higher compared with the effective tax rate for the nine months ended August 1, 2015, primarily due to an increase in unrecognized tax benefits related to certain intercompany transactions during the nine months ended July 30, 2016.
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
For further discussion of our income tax provision, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	July 30, 2016	October 31, 2015	Decrease
	(In thousands)
Cash and cash equivalents	$1,153,074	$1,440,882	$(287,808)
Percentage of total assets	24%	36%
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
Based on past performance and current expectations, we believe that internally generated cash flows and cash on hand will be generally sufficient to support business operations, capital expenditures, stock repurchases, cash dividends, contractual obligations, and other liquidity requirements, including our debt service requirements (which increased as a result of the additional indebtedness incurred in connection with the Ruckus acquisition on May 27, 2016), associated with our operations for at least the next 12 months. We may also use our operating cash flows or access sources of capital, or a combination thereof, to strengthen our networking portfolios through acquisitions and strategic investments. In addition, we have up to $100 million available under our revolving credit facility to provide additional liquidity. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity of, availability of, or our requirements for, capital resources.

Financial Condition
Our operating cash flows provide liquidity for operations, capital investment, and other strategic initiatives, including investments and acquisitions to strengthen our networking portfolios, and to return capital to stockholders in the form of stock repurchases or dividends. We have in the past stated our priorities for the use of operating cash flows and our intent to, after those priorities are met, return at least 60% of our annual adjusted free cash flow to stockholders in the form of stock repurchases or dividends. Adjusted free cash flow is operating cash flow, adjusted for the impact of the excess tax benefits from stock-based compensation, less capital expenditures. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. Beginning in the third quarter of fiscal year 2015, our Board of Directors increased our quarterly cash dividend to $0.045 per share of our common stock. Dividends of $0.045 per share were declared and paid in the first and second quarters of fiscal year 2016. Beginning in the third quarter of fiscal year 2016, our Board of Directors increased our quarterly cash dividend to and subsequently declared a dividend of $0.055 per share of our common stock. On August 24, 2016, our Board of Directors declared a quarterly cash dividend of $0.055 per share of our common stock to be paid on October 3, 2016, to stockholders of record as of the close of market on September 9, 2016. Future dividends are subject to review and approval on a quarterly basis by our Board of Directors.
For the nine months ended July 30, 2016, we generated $252.9 million in cash from operating activities, which was due to our net income excluding non-cash items, partially offset by cash used for changes in assets and liabilities.
Net cash used in investing activities for the nine months ended July 30, 2016, totaled $476.1 million and was primarily the result of $564.9 million in cash paid for acquisitions and $59.8 million in purchases of property and equipment, partially offset by the $150.3 million in proceeds from maturities and sale of short-term investments acquired from Ruckus.
Net cash used in financing activities for the nine months ended July 30, 2016, totaled $63.7 million and was primarily the result of $841.6 million in stock repurchases and $61.7 million in cash dividend payments, partially offset by the $787.3 million in proceeds from the term loan and $49.2 million in proceeds from the issuance of common stock from Employee Stock Purchase Plan purchases and stock option exercises. For the nine months ended July 30, 2016, we repurchased 92.0 million shares of our common stock pursuant to our stock repurchase program.
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

Nine Months Ended July 30, 2016, Compared to Nine Months Ended August 1, 2015
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities decreased by $14.3 million primarily due to decreased accounts receivable collections and higher payments with respect to increased operating expenses and acquisition costs due to Ruckus. Lower payments with respect to employee variable incentive compensation partially offset this decrease in net cash provided by operating activities.
Investing Activities. Net cash used in investing activities increased by $319.4 million primarily due to an increase of $469.4 million of cash used for the acquisitions during the nine months ended July 30, 2016, as compared to the cash used for the acquisitions during the nine months ended August 1, 2015, partially offset by the $150.3 million in proceeds from maturities and sale of short-term investments during the nine months ended July 30, 2016.
Financing Activities. Net cash used in financing activities increased by $22.9 million primarily due to the increase in common stock repurchases in the nine months ended July 30, 2016, as compared with the nine months ended August 1, 2015, partially offset by the increase in net proceeds received from borrowings in the nine months ended July 30, 2016, as compared with the nine months ended August 1, 2015.

Liquidity
Manufacturing and Purchase Commitments. We have manufacturing arrangements with contract manufacturers under which we provide up to 12-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to utilize in normal operations in accordance with our policy (see Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).
Income Taxes. We intend to reinvest indefinitely all current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States. Therefore, we do not currently accrue U.S. income taxes on the earnings of our foreign subsidiaries.
Our existing cash and cash equivalents totaled $1.2 billion as of July 30, 2016. Of this amount, approximately 86% was held by our foreign subsidiaries. We do not currently anticipate a need for these funds held by our foreign subsidiaries for our domestic operations. Under current tax laws and regulations, if these funds are distributed to any of our U.S. entities in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
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
The 2023 Notes were issued pursuant to an indenture, dated as of January 22, 2013, among the subsidiary guarantors named therein, us, and Wells Fargo Bank, National Association, as trustee (the “2023 Indenture”). The 2023 Indenture contains covenants that, among other things, restrict our ability and the ability of our subsidiaries to:

•	Incur certain liens and enter into certain sale-leaseback transactions;

•	Create, assume, incur, or guarantee additional indebtedness of our subsidiaries without such subsidiaries guaranteeing the 2023 Notes on a pari passu basis; and

•	Enter into certain consolidation or merger transactions, or convey, transfer, or lease all, or substantially all of our or our subsidiaries’ assets.

These covenants are subject to a number of other limitations and exceptions as set forth in the 2023 Indenture. We were in compliance with all applicable covenants of the 2023 Indenture as of July 30, 2016.
Convertible Senior Unsecured Notes. In January 2015, we issued $575.0 million in aggregate principal amount of the 2020 Convertible Notes pursuant to an indenture, dated as of January 14, 2015, between us and Wells Fargo Bank, National Association, as the trustee (the “2015 Indenture”). Net of an original issue discount, we received $565.7 million in proceeds from the offering of the 2020 Convertible Notes. We used a portion of the net proceeds to discharge the 2020 Indenture and redeem all of the outstanding principal amount of the 2020 Notes, pay $35.0 million for the cost of the convertible note hedge transactions, net of the proceeds from the issuance of warrants, and to repurchase approximately 4.1 million shares of our common stock for $48.9 million at a purchase price of $11.80 per share, which was the closing price on January 8, 2015, the date of the pricing of the 2020 Convertible Notes. We intend to use the remaining net proceeds of $159.6 million for general corporate purposes, including potential acquisitions and other business development activities. The 2020 Convertible Notes are unsecured and have a significantly lower interest rate of 1.375% compared to 6.875% for the 2020 Notes. Interest is payable on January 1 and July 1 of each year, beginning on July 1, 2015. See Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Senior Credit Facility. On May 27, 2016, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, Deutsche Bank AG New York Branch, SunTrust Bank and certain other lenders. The Credit Agreement provided us with a term loan facility of $800 million, which was fully drawn at the time of, and the proceeds used to fund in part, the Ruckus acquisition, and a revolving credit facility of $100 million, which is available to finance ongoing working capital requirements and other general corporate purposes. The initial term loan has a term of five years and bears interest at floating rates based on LIBOR, plus a 1.5% interest margin. See Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
There were no principal amounts outstanding under the revolving credit facility, and the full $100 million was available for future borrowing under the revolving credit facility as of July 30, 2016.
We are required to make mandatory prepayments of the term loan facility (without payment of a premium or penalty) with net cash proceeds from issuances of debt (other than certain permitted debt), net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), and casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions). Commencing October 31, 2016, the loans under the term loan facility will amortize in equal quarterly installments in an aggregate annual amount equal to 10% of the original principal amount thereof, with any remaining balance payable on the final maturity date of the loans under the term loan facility.
The Credit Agreement contains financial maintenance covenants, including a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 3.50:1.00, subject to certain step-downs to 3.25:1.00 and 3.00:1.00 for fiscal periods ending on or after April 30, 2017, and April 30, 2018, respectively, and a minimum interest coverage ratio of not less than 3.50:1.00. The Credit Agreement also contains restrictive covenants that limit, among other things, our and certain of our subsidiaries’ ability to:

•	Incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments (including stock repurchases);

•	Sell assets other than on terms specified by the Credit Agreement;

•	Amend the terms of certain other indebtedness and organizational documents;

•	Create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and

•	Enter into certain transactions with affiliates, or change their lines of business, fiscal years, and accounting practices, in each case, subject to customary exceptions.
These covenants are subject to a number of other limitations and exceptions as set forth in the Credit Agreement. We were in compliance with all applicable covenants of the Credit Agreement as of July 30, 2016.
The obligations under the term loan facility and certain cash management and hedging obligations are fully and unconditionally guaranteed by certain of our direct and indirect subsidiaries. On May 27, 2016, subsequent to the completion of the Ruckus acquisition, and in accordance with the covenants contained in the 2023 Indenture and 2015 Indenture, Ruckus, us, and certain other of our subsidiaries, and Wells Fargo Bank, N.A., as trustee, entered into supplemental indentures pursuant to which such subsidiaries fully and unconditionally guaranteed our obligations under the 2023 Indenture and 2015 Indenture.

Stock Repurchase Program. As of July 30, 2016, our Board of Directors had authorized a total of approximately $3.5 billion for the repurchase of our common stock since the inception of the program in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, the trading price of our common stock, and other factors, including alternative investment opportunities. For the three months ended July 30, 2016, we repurchased 72.7 million shares primarily due to our efforts to repurchase shares equivalent to the number of shares issued as stock consideration in connection with the completion of the Ruckus acquisition for an aggregate purchase price of $660.7 million. Approximately $979.4 million remained authorized for future repurchases under this program as of July 30, 2016.

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of July 30, 2016 (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Term loan facility (1)	$860,263	$95,537	$186,465	$578,261	$—
Convertible senior unsecured notes due 2020 (1)	601,999	7,906	15,813	578,280	—
Senior unsecured notes due 2023 (1)	389,768	13,875	27,750	27,750	320,393
Non-cancellable operating leases (2)	92,955	23,070	26,798	19,920	23,167
Non-cancellable capital leases (1)	16	16	—	—	—
Purchase obligations (1)	16,205	3,023	4,056	4,056	5,070
Purchase commitments, gross (3)	223,580	223,580	—	—	—
Total contractual obligations	$2,184,786	$367,007	$260,882	$1,208,267	$348,630
Other Commitments:
Standby letters of credit	$236	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$191,867	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $3.8 million, which consists of $3.4 million to be received in less than one year, $0.3 million to be received in one to three years, and $0.1 million to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued reserves of $3.6 million for estimated purchase commitments that we do not expect to utilize in normal operations within the next 12 months, in accordance with our policy.

(4)	As of July 30, 2016, we had a gross liability for unrecognized tax benefits of $189.1 million and an accrual for the payment of related interest and penalties of $2.7 million.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of July 30, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Policies and Estimates
There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended July 30, 2016, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, except for the areas discussed below.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets.
Goodwill and other indefinite-lived intangible assets are generated as a result of business combinations. Our indefinite-lived assets consist of acquired IPR&D and goodwill.
Change in Annual Impairment Testing Date. Effective on the first day of the fourth fiscal quarter, we changed the date of our annual impairment test for IPR&D and goodwill from the first day of the second fiscal quarter to the first day of the fourth fiscal quarter. This change in the annual impairment test date was made to better coincide with the timing of when we prepare our annual budget and financial plans as part of our regular long-range planning process. These financial plans are a key component in estimating the fair value of our reporting units, which is the basis for performing our annual impairment test. We believe that the change in our annual impairment test date is preferable as it allows us to better utilize our most current projections in the annual impairment test.
IPR&D Impairment Testing. IPR&D is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. During the development period, we conduct our IPR&D impairment test annually and whenever events or changes in facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. Events that might indicate impairment include, but are not limited to, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on us and our customer base, and/or other relevant events, such as changes in management, key personnel, litigation, or customers. Our ongoing consideration of factors such as these could result in IPR&D impairment charges in the future, which could adversely affect our net income.
Goodwill Impairment Testing. We conduct our goodwill impairment test annually and whenever events occur or facts and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events that might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period. Our ongoing consideration of factors such as these could result in goodwill impairment charges in the future, which could adversely affect our net income.
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
Consistent with prior years, and before the change in our annual impairment test date, we performed our annual goodwill impairment test using measurement data as of the first day of the second fiscal quarter of 2016. At the time of the initial fiscal year 2016 annual goodwill impairment testing, our reporting units were: SAN Products; IP Networking Products; and Global Services.
During our initial fiscal year 2016 annual goodwill impairment test, we used a combination of the income approach and market approach, weighted equally, to estimate each reporting unit’s fair value.
During the first step of the initial goodwill impairment testing, we determined that all our reporting units passed the first step of goodwill impairment testing and no further testing was required. However, changes in the underlying assumptions can adversely impact fair value because some of the inherent estimates and assumptions used in determining the fair value of these reportable segments are complex and subjective. Accordingly, for the IP Networking Products reporting unit, we performed the sensitivity analysis below to quantify the impact of certain key assumptions on that reporting unit’s fair value estimate. The key assumptions impacting our estimates were (i) discount rates and (ii) discounted cash flow (“DCF”) terminal value multipliers. As these assumptions ultimately reflect the risk of achieving reporting units’ revenue and cash flow projections, we determined that a separate sensitivity analysis for changes in revenue and cash flow projections was not meaningful.
The respective fair values of the SAN Products and Global Services reporting units were substantially in excess of these reporting units’ carrying values, and the fair values of those reporting units were, therefore, not subject to a sensitivity analysis.
As of the date of the initial fiscal year 2016 annual goodwill impairment testing, the carrying value of the IP Networking Products reporting unit’s goodwill was $1.3 billion. Based on our initial fiscal year 2016 annual goodwill impairment test, the estimated fair value of the IP Networking Products reporting unit’s net assets, which include goodwill, exceeded the carrying value of these net assets by approximately $80 million. The following table summarizes the approximate impact that a change in certain key assumptions would have on the estimated fair value of the IP Networking Products reporting unit, leaving all other assumptions unchanged:

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
We are exposed to changes in interest rates as a result of our borrowings under our term loan, which in the third quarter of fiscal year 2016, bore interest at floating rates based on LIBOR, plus a 1.5% interest margin. Based on outstanding principal indebtedness of $800.0 million under our term loan as of July 30, 2016, if market rates average 1% above the current interest rate, our annual interest expense would increase by approximately $8.0 million. Our remaining material borrowings as of July 30, 2016, bear interest at fixed rates and therefore were not sensitive to changes in interest rates.
Our cash and cash equivalents are primarily maintained at six major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We had $0.9 billion invested in money market funds as of July 30, 2016, which were not materially sensitive to changes in interest rates due to the short duration of these investments.
We were not subject to material interest rate risk in geographical areas outside of the United States as a substantial portion of our cash and cash equivalents is invested in money market funds in U.S. dollars that have a fixed share price.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the nine months ended July 30, 2016, were the euro, the British pound, the Indian rupee, the Chinese yuan, the Singapore dollar, the Japanese yen, and the Swiss franc. Because we report in U.S. dollars and we have a net expense position in foreign currencies, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of July 30, 2016, the gross notional amount of our cash flow derivative instruments was $41.3 million, and we had hedges in place through October 13, 2016.
We have performed a sensitivity analysis as of July 30, 2016, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on July 30, 2016. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of July 30, 2016.
Equity Price Risk
From time to time, we have made equity investments in companies that develop technology or provide services that are complementary to, or broaden the markets for, our products or services and further our business objectives. We had no investments in publicly traded equity securities as of July 30, 2016. The aggregate cost of our equity investments in non-publicly traded companies was $4.5 million as of July 30, 2016. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On July 29, 2016, the last business day of our third fiscal quarter of 2016, the last reported sale price of our common stock on the NASDAQ Global Select Market was $9.30 per share.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act, that occurred during the quarter ended July 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Under guidelines established by the SEC, a company is allowed to exclude the internal control over financial reporting of an acquired business from its assessment of its internal control over financial reporting for the fiscal year in which the business was acquired. We acquired Ruckus on May 27, 2016, and are in the process of integrating the acquired business’ internal control over financial reporting into our overall internal control over financial reporting process. Accordingly, we expect to exclude the internal control over financial reporting of the Ruckus business from our assessment of internal control over financial reporting as of October 29, 2016. Ruckus’ post-acquisition revenue included in our Condensed Consolidated Statements of Income for the three months ended July 30, 2016, was approximately 13.2% of our consolidated net revenues for the three months ended July 30, 2016, and Ruckus’ total assets reported on our Condensed Consolidated Balance Sheet as of July 30, 2016, was approximately 15.6% of our consolidated total assets as of July 30, 2016.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
Ruckus Acquisition-Related Litigation
The information set forth under the heading “Ruckus Acquisition-Related Litigation” in Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Other Legal Proceedings
From time to time, the Company is subject to various legal other proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including claims of alleged infringement of patents and/or other intellectual property rights and commercial and employment contract disputes. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already accrued by the Company.

Item 1A. Risk Factors

Failure to successfully compete in the networking market could prevent Brocade from increasing or maintaining revenue, profitability, and cash flows with respect to its networking solutions.

The networking market, particularly the data center market, is highly competitive and is undergoing significant transitions due to the adoption of new technologies, such as cloud computing, virtualization, software networking, and infrastructure-as-a-service. For example, companies such as Amazon Web Services, Inc., Microsoft Corporation, and more recently both Cisco Systems, Inc. (“Cisco”) and Hewlett Packard Enterprise Company (“HPE”), offer cloud computing services for the enterprise market, and some customers may choose to procure networking as a service rather than implement on-site networking solutions. Brocade sells into certain sections of the enterprise market which, over time, could shift their information technology (“IT”) spending substantially or completely to cloud services. If Brocade is unable to build and sustain relationships with companies that will continue to invest in their own on-site networks, Brocade’s revenue and profitability could be adversely affected.
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
Cisco maintains a dominant position in the networking market; however, customers also have many choices in both traditional and emerging networking technology and networking providers. These other competitors in the networking market include A10 Networks, Inc.; Alcatel-Lucent (recently acquired by Nokia Corporation); Arista Networks, Inc.; Avaya Inc.; Extreme Networks, Inc.; F5 Networks, Inc.; Huawei Technologies Co. Ltd.; Juniper; and QLogic Corporation (“QLogic”). Many of Brocade’s competitors have longer operating histories; greater financial, technical, sales, marketing, and other resources; more name recognition; and larger customer-installed bases than Brocade. These companies’ businesses may have better economies of scale, and therefore these companies could also adopt more aggressive pricing policies than Brocade. Some of these companies’ brands are better known by end users than Brocade’s brand, and channel partners often prefer to sell well-known brands to end-user accounts. In addition, these companies have in the past, and could in the future, enhance their business models through divestitures and acquisitions, which could impact Brocade’s partner ecosystem and Brocade’s go-to-market model. Also, any one of these competitors could devote more resources to develop, promote, and sell their products, and, therefore, could respond more quickly to changes in customer or market requirements and adopt more aggressive pricing policies. Brocade’s failure to successfully compete in the networking market would harm its business and financial results.

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
In addition, revenue generated from sales of Brocade’s SAN products is impacted by the average selling price for those products. While the overall average selling price for Brocade’s SAN products has increased in recent periods, that increase has been largely due to the introduction of new products. Accordingly, that trend may not be sustained if Brocade is unable to continue to successfully introduce and obtain customer acceptance of new SAN products at the same rate, or at all.
The health of the overall SAN market will also depend on continued market participation by other SAN ecosystem vendors, such as Avago Technologies and QLogic, who produce Fibre Channel host bus adapters for servers and storage arrays.
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

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues, specifically EMC Corporation (“EMC”), HPE, and International Business Machines Corporation (“IBM”). As a result, revenues from these large OEM partners have a significant impact on Brocade’s quarterly and annual financial results. For fiscal years 2015, 2014, and 2013, these three OEM partners each represented 10% or more of Brocade’s total net revenues, for a combined total of 41%, 46%, and 46% of total net revenues, respectively. Brocade’s agreements with its OEM partners are typically cancellable, non-exclusive, and have no minimum or specific timing requirements for purchases. Brocade’s OEM partners could increase the amount purchased from Brocade’s competitors, introduce their own technology, or experience lower demand for Brocade SAN products from their end customers.
Also, one or more of Brocade’s OEM partners could elect to divest certain lines of business, split their business, or consolidate or enter into a strategic partnership with one of Brocade’s competitors, such as IBM’s sale of certain lines of business to Lenovo Group Limited, HPE recently becoming a separate public company, and the pending acquisition of EMC by Dell Inc. (“Dell”), which could reduce or eliminate Brocade’s future revenue opportunities with that OEM partner. In addition, business execution or other operating performance issues experienced by Brocade’s OEM partners may adversely affect Brocade’s revenue and financial results. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. Brocade’s business and financial results could be harmed by the loss of any one significant OEM partner, a decrease in the level of sales to any one such partner, a change in any one such partner’s go-to-market strategy, or an unsuccessful negotiation on key terms, conditions, or timing of purchase orders placed during a quarter.

Brocade may not realize the anticipated benefits of past or future acquisitions, divestitures, and strategic investments, and the integration of acquired companies or technologies or divestiture of businesses may negatively impact Brocade’s business and financial results.

Brocade has acquired—or made strategic investments in—other companies, products, or technologies, and Brocade expects to make additional acquisitions and strategic investments in the future. In the third quarter of fiscal year 2016, Brocade acquired Ruckus. In the second quarter of fiscal year 2015, Brocade acquired its virtual evolved packet core, also known as vEPC, software product line and related assets from Connectem Inc. and its virtual application delivery controller, also known as vADC, software product line and related assets from Riverbed Technology, Inc. The ability of Brocade to realize the anticipated benefits of its acquisitions and strategic investments involves numerous risks, including, but not limited to, the following:

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

•
The impact of acquisition- and integration-related costs, goodwill or in-process research and development impairment charges, amortization costs for acquired intangible assets, and acquisition accounting treatment, including the loss of deferred revenue and increases in the fair values of inventory and other acquired assets, on Brocade’s operating results and financial condition; and

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

In recent years, the rate of economic growth in the United States and in certain other countries, including China, has declined. In addition, uncertainty exists about the future growth of the domestic and international economies. Such uncertainty and slowdowns have resulted in, and may again result in, lower growth or a decline in IT-related spending, and, consequently, lead to lower growth or a decline in the networking market (including high-performance data networking solutions). Historically, IT spending has declined as general economic and market conditions have worsened due to geopolitical uncertainty. In addition, IT spending by international customers may decline as the value of the local currencies weaken against the U.S. dollar. Brocade is particularly susceptible to reductions in IT spending because the purchase of networking solutions is often discretionary and may involve a significant commitment of capital and other resources. The loss or delay of orders from any of Brocade’s more significant customers, such as individual branches or agencies within the U.S. federal government (including the Department of Defense or certain intelligence agencies where Brocade’s revenue is concentrated), or customers within the service provider, financial services, education (including technology improvements for schools funded by the U.S. federal government commonly known as the E-Rate program), and health sectors, could also cause Brocade’s revenue and profitability to suffer. For example, Brocade’s revenue and operating results could be negatively impacted if the U.S. federal government experiences delays in procurement due to longer decision-making time frames and/or a shift in IT procurement priorities. Economic uncertainty has caused, and may cause further, reductions in Brocade’s revenue, profitability, and cash flows, along with increased price competition, increased operating costs, and longer fulfillment cycles. Moreover, economic uncertainty may exacerbate many other risks noted elsewhere in this Form 10-Q, which could adversely affect Brocade’s business operations and financial condition.

Brocade’s future revenue growth depends on its ability to successfully introduce and achieve market acceptance of new products, services, and support offerings on a timely basis.

Developing new products, services (including software networking), and support offerings requires significant up-front investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve market acceptance of its new product and support offerings on a timely basis in order to realize the benefits of its investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet and adoption of new technologies, such as software-defined networking (“SDN”), network functions virtualization (“NFV”), and Wi-Fi-related cloud services, is characterized by rapidly changing technology, accelerated product introduction cycles, changes in customer requirements, and evolving industry standards. In addition, many of Brocade’s new products, services, and support offerings will be directed towards customers, including hyperscale cloud providers and large service providers, with whom Brocade does not have strong existing sales relationships and who may require longer periods of time to evaluate products prior to making purchases. Sales to these customers may be challenging because sales are often based on long-term relationships and network incumbency and the complex system environments maintained by these customers often require interoperation with a variety of other vendors and back office applications. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of both new and existing customers by: allowing connectivity to other devices and partnering effectively; keeping pace with technological developments and emerging industry standards; and delivering high-quality, reliable, and cost-effective products, product enhancements, and services and support offerings on a timely basis.
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

As Brocade introduces new or enhanced products, such as Brocade’s recently introduced Gen 6 Fibre Channel SAN platform, it must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, maintain existing support revenue streams, and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life cycle of Brocade’s existing products or replace the sales of some of Brocade’s current products, thereby offsetting the benefit of a successful product introduction. When Brocade introduces new or enhanced products, it faces numerous risks related to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new or enhanced products. In addition, customer evaluation periods or any customer uncertainty regarding the timeline for rolling out new products, or Brocade’s plans for future support of existing products, may cause customers to delay purchase decisions or to purchase competing products, which would adversely affect Brocade’s business and financial results.

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
Brocade’s wireless products are designed to interoperate with cellular networks and mobile devices using Wi-Fi technology. These networks and devices have varied and complex specifications. As a result, Brocade must attempt to ensure that its products interoperate effectively with all of these existing and planned networks and devices. To meet these requirements, Brocade must continue to undertake development and testing efforts that require significant capital and employee resources. Brocade may not accomplish these development efforts quickly or cost-effectively, or at all. If Brocade’s wireless products do not interoperate effectively, orders for Brocade’s wireless products could be delayed or canceled, potentially resulting in the loss of existing and potential end customers; Brocade could experience significant warranty, support and repair costs; and the attention of Brocade’s engineering personnel could be diverted from its product development efforts. In addition, Brocade’s end customers may require Brocade’s products to comply with new and rapidly evolving security or other certifications and standards. If Brocade’s wireless products are late in achieving or fail to achieve compliance with these certifications and standards, and/or if Brocade’s competitors achieve compliance with these certifications and standards, such end customers may not purchase Brocade’s products, which would adversely affect Brocade’s revenue and profitability.
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

Brocade has a substantial amount of acquired intangible assets and goodwill on its balance sheet related to Brocade’s prior acquisitions. Brocade’s determination of the fair value of its long-lived assets relies on management’s assumptions of future revenues, operating costs, and other relevant factors. Brocade’s estimates with respect to the useful life or ultimate recoverability of Brocade’s carrying basis of assets, including acquired intangible assets, could change as a result of changes in management’s assumptions. If management’s estimates of future operating results change or if there are changes to other assumptions, such as the discount rate applied to future cash flows, then the estimated fair value of Brocade’s reporting units could change significantly, which could result in goodwill impairment charges. The risk of a future goodwill impairment charge is comparatively high for the IP Networking Products reporting unit because based on the Company’s initial fiscal year 2016 annual goodwill impairment test, the estimated fair value of that reporting unit’s net assets, which include goodwill, exceeded the carrying value of those net assets by only approximately $80 million. For a sensitivity analysis that quantifies the impact of certain key assumptions used by Brocade on the fair value estimates for the IP Networking Products reporting unit, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part I, Item 2 of this Form 10-Q. If future impairment tests should result in a charge to earnings, Brocade’s financial results would be adversely affected.

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

Cyberattacks and other malicious attacks could lead to data breaches, computer break-ins, malware, viruses, and unauthorized tampering with Brocade’s computer systems, intellectual property, and confidential information about its customers and partners. These attacks could disrupt Brocade’s operations, negatively impact Brocade’s reputation, and erode customers’ trust. Despite implementation of cybersecurity measures, Brocade may not successfully limit attacks by malicious third parties if they attempt to undermine or disrupt those cybersecurity measures.
Additionally, if an actual or perceived cyberattack or data security breach occurs in Brocade’s network or in one of Brocade’s customer’s network, regardless of whether the breach is attributable to Brocade’s products, the market perception of the effectiveness of Brocade’s products could be harmed. Brocade may suffer reputational harm and Brocade’s customers’ trust may be eroded as a result of a data security breach involving customers’ or employees’ information, which could negatively impact profitability and/or increase expenses. Customers have become increasingly sensitive to government-sponsored surveillance and may believe that, as a U.S.-based manufacturer, Brocade’s equipment contains “backdoor” code that would allow customer data to be compromised by either governmental bodies or other third parties. As a result, customers may choose not to deploy Brocade networking products, which could negatively impact Brocade’s business and financial results.

Brocade’s revenues, operating results, and cash flows may fluctuate from period to period due to a number of factors, which makes predicting financial results difficult.

IT spending is subject to cyclical and uneven fluctuations, which could cause Brocade’s financial results to fluctuate unevenly and unpredictably. For example, the U.S. federal budget for government IT spending can be highly seasonal and subject to delays, reductions, and uncertainty due to changes in the political and legislative environment. It can also be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new or enhanced products. While Brocade’s first and fourth fiscal quarters are typically stronger quarters for SAN products and Brocade’s third and fourth fiscal quarters are typically stronger quarters for IP Networking solutions, future buying patterns may differ from historical seasonality. If the mix of revenue changes, it may also cause results to differ from historical seasonality. Accordingly, Brocade’s quarterly and annual revenues, operating results, cash flows, and other financial and operating metrics may vary significantly in the future, and the results of any prior periods should not be relied upon as an indication of future performance.

If Brocade loses key employees or is unable to hire additional qualified employees, its business may be negatively impacted.

Brocade’s success depends, to a significant degree, upon the continued contributions of its employees, including executive officers, engineers, sales representatives, and others, many of whom would be difficult to replace. Departures, appointments, and changes in roles and responsibilities of officers or other key members of management may disrupt Brocade’s business and adversely affect Brocade’s operating results.
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

Failure to accurately forecast demand for Brocade’s products or to successfully manage the production of its products could increase Brocade’s product cost and adversely affect its revenue, margins and profitability.

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

•
Exposure to sovereign debt risk and political and economic instability in certain regions of Europe, including Russia and Turkey, and certain countries with newly advanced economies, including China and Brazil;

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
In addition, the June 2016 announcement of the results of the United Kingdom European Union membership referendum (commonly referred to as Brexit) advising for the exit of the United Kingdom from the European Union has created economic, financial, and regulatory uncertainty, which may cause Brocade’s customers to closely monitor their costs and reduce their spending on Brocade’s products and services.
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

Brocade competes in markets in which companies are frequently subject to claims and related litigation regarding patent and other intellectual property rights. Third parties have, from time to time, asserted patent, copyright, trade secret, and/or other intellectual property-related claims against Brocade and/or employees of Brocade. These claims may be, and have in the past been, made against Brocade’s products and services, subcomponents of its products, methods performed by its products or a combination of products, including third-party products, methods used in its operations, or uses of its products by its customers. The claimant may seek various remedies against Brocade, such as money damages, disgorgement of profits, injunctions barring sales of infringing goods, or exclusion orders barring import of products into the U.S., among other possible remedies. Moreover, these claims may concern Brocade’s hiring of a former employee of the third-party claimant. Brocade and companies acquired by Brocade have in the past incurred, and will likely incur in the future, substantial expenses to defend against such third-party claims. In particular, as a result of the acquisition of Ruckus, Brocade now competes in new markets, including the Wireless LAN market, that may result in relatively greater numbers of third-party intellectual property claims. Brocade’s suppliers and customers also may be subject to third-party intellectual property claims with respect to their own products, which could negatively impact the suppliers’ ability to supply Brocade with components or customers’ willingness to purchase products from Brocade. In addition, Brocade may be subject to claims, defenses, and indemnification obligations with respect to third-party intellectual property rights pursuant to Brocade’s agreements with suppliers, OEM and channel partners, or customers. If Brocade refuses to indemnify or defend such claims, for instance, even in situations where the allegations are meritless, then suppliers, partners, or customers may refuse to do business with Brocade. Parties that assert such intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to prolonged periods of litigation, additional burdens on employees or other resources, distraction from Brocade’s business operations, component supply stoppages, expensive settlement payments, and lost sales. Furthermore, there is little or no information publicly available concerning market or fair values for licenses and/or settlement fees, which can lead to overpayment of license or settlement fees. Any of the above scenarios could have an adverse effect on Brocade’s financial position, financial results, cash flows, and future business prospects.

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

Although Brocade uses standard parts and components for its products where possible, Brocade’s CMs currently purchase, on Brocade’s behalf, several key components used in the manufacture of its products from single- or limited-source suppliers. Brocade’s single-source components include, but are not limited to, its application-specific integrated circuits (commonly referred to as “ASICs”) and its Wi-Fi chipsets. Brocade’s principal limited-source components include memory, certain oscillators, microprocessors, certain connectors, certain logic chips, power supplies, programmable logic devices, printed circuit boards, certain optical components, packet processors, and switch fabric components. Brocade generally acquires these components through purchase orders and has no long-term commitments regarding supply or pricing with such suppliers. If Brocade is unable to obtain these and other components when required, or if Brocade’s suppliers experience component defects, Brocade may not be able to deliver its products to customers in a timely manner and may be required to repair or retrofit products previously delivered to customers, at significant expense to Brocade. In addition, a challenging economic or industry environment could cause some of these sole-source or limited-source suppliers to delay or halt production, go out of business, or be acquired by third parties, which could result in a disruption in Brocade’s supply chain. Brocade’s supply chain could also be disrupted in a variety of other circumstances that may impact its suppliers and partners, including adverse results from intellectual property litigation or natural disasters. Any manufacturing disruption by these sole-source or limited-source suppliers could severely impair Brocade’s ability to fulfill orders and may significantly impact its financial results.
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

In addition, if Brocade has failed, or in the future fails, to adequately manage the use of commercial or “open-source” software in Brocade’s products, or if companies acquired by Brocade fail in such regard, Brocade may be subject to copyright infringement litigation or other claims. Furthermore, Brocade may be required, for commercially licensed software, to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open-source software, Brocade may be required to license proprietary portions of its products on a royalty-free basis, disclose proprietary parts of source code, or commence costly product redesigns that could result in a loss of intellectual property rights, product performance degradation, or a delay in shipping products to customers and result in loss of revenue.

Brocade’s planned upgrade of its enterprise resource planning (“ERP”) software solution could result in significant disruptions to its operations.

Brocade is in the process of upgrading its ERP software solution to a newer version. Brocade expects the upgrade to be completed in fiscal year 2017. Implementation of the upgraded solution is highly dependent on coordination of numerous software and system providers and internal business teams. Brocade may experience difficulties as it transitions to the upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as its personnel implement and become familiar with new systems and processes, increased costs and lost revenues. In addition, transitioning to the upgraded solution requires a significant investment of capital and personnel resources. Difficulties in implementing the upgraded solution or significant system failures could disrupt Brocade’s operations and have an adverse effect on its capital resources, financial condition, results of operations or cash flows.
Implementation of the upgraded ERP solution will have a significant impact on Brocade’s business processes and information systems across a significant portion of its operations. As a result, Brocade will be undergoing significant changes in its operational processes and internal controls as the implementation progresses, which in turn will require significant change management. If Brocade is unable to successfully manage these changes as it implements the upgraded ERP solution, its ability to conduct, manage and control routine business functions could be negatively affected, and significant disruptions to its business could occur. In addition, Brocade could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management’s attention from key strategic initiatives and have an adverse effect on Brocade’s capital resources, financial condition, results of operations, or cash flows.

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

Based on past performance and current expectations, Brocade believes that internally generated cash flows and cash on hand will be generally sufficient to support business operations, contractual obligations, and other liquidity requirements, including its debt service requirements, associated with its operations for at least the next 12 months. Brocade also uses its operating cash flows, proceeds from the issuance of new shares, access sources of capital, or a combination thereof, to strengthen its business through acquisitions and strategic investments.

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

Brocade is required to assess its internal control over financial reporting on an annual basis, and any adverse findings from such assessment could result in a loss of investor confidence in its financial reports, significant expense to remediate any internal control deficiencies, and ultimately have an adverse effect on its stock price.

Brocade is required to assess the effectiveness of its internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Brocade does not expect its evaluation of the effectiveness of its internal control over financial reporting as of October 29, 2016, to include the internal controls of Ruckus, which Brocade acquired in May 2016. Even though, as of October 31, 2015, its most recent internal control effectiveness evaluation date, Brocade concluded that its internal control over financial reporting was effective, Brocade needs to maintain its processes and systems and adapt them as its business grows and changes, including to reflect its integration of Ruckus, as well as any future acquisitions Brocade may undertake. This continuous process of maintaining and adapting its internal controls and complying with Section 404 is expensive, time consuming, and requires significant management attention. In addition, Brocade cannot be certain that its internal control measures will continue to provide adequate control over its financial processes and reporting or ensure compliance with Section 404.
If Brocade or its independent registered public accounting firm identifies material weaknesses in Brocade’s internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in Brocade’s financial statements and its stock price may decline. Remediation of a material weakness could require Brocade to incur significant expenses and, if Brocade fails to remedy any material weakness, its financial statements may be inaccurate, its ability to report its financial results on a timely and accurate basis may be adversely affected, its access to the capital markets may be restricted, its stock price may decline, and Brocade may be subject to sanctions or investigation by regulatory authorities, including the U.S. Securities and Exchange Commission (“SEC”) or the NASDAQ Stock Market LLC (“NASDAQ”). Brocade may also be required to restate its financial statements from prior periods.

Brocade’s business is subject to increasingly complex and changing legal and regulatory requirements that could adversely affect its business, financial results, and stock price.

Brocade is subject to the changing rules and regulations of federal and state governments, as well as the stock exchange on which Brocade’s common stock is listed. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the SEC, the Internal Revenue Service (the “IRS”), the Financial Industry Regulatory Authority, Inc., and NASDAQ, have issued a significant number of new regulations over the last several years and continue to develop additional regulations and requirements. Further, Brocade is subject to various rules and regulations of certain foreign jurisdictions. Brocade’s efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.
For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act requires that public companies disclose whether certain minerals, commonly known as “conflict minerals,” are necessary to the functionality or production of a product manufactured or contracted to be manufactured by those companies, and, if so, if those minerals originated in the Democratic Republic of the Congo or an adjoining country. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components that are incorporated in Brocade products. In addition, Brocade’s supply chain is complex, so Brocade may face reputational challenges with its partners, customers, stockholders, and other stakeholders if the origins of the conflict minerals used in its products cannot be verified sufficiently.

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
Brocade’s wireless products are subject to governmental regulations in a variety of jurisdictions. In order to achieve and maintain market acceptance, Brocade’s wireless products must continue to comply with these regulations, as well as a significant number of industry standards. In the United States, Brocade’s products must comply with various regulations defined by the Federal Communications Commission (“FCC”), Underwriters Laboratories, and others. Brocade must also comply with similar international regulations. For example, Brocade’s wireless communication products operate through the transmission of radio signals, and radio emissions are subject to regulation in the United States and in other countries in which Brocade does business. In the United States, various federal agencies including the Center for Devices and Radiological Health of the United States Food and Drug Administration, the FCC, the Occupational Safety and Health Administration, and various state agencies have promulgated regulations that concern radio/electromagnetic emissions standards. Member countries of the European Union have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions, as well as chemical substances and use standards. As these regulations and standards evolve, and if new regulations or standards are implemented, Brocade will be required to modify its products or develop and support new versions of its products, and Brocade’s compliance with these regulations and standards may become more burdensome. The failure of Brocade’s wireless products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of Brocade’s products, which could harm Brocade’s business. End-customer uncertainty regarding future policies may also affect demand for communications products, including Brocade’s wireless products. If existing laws or regulations regarding the use of Brocade’s wireless products or related services are enforced in a manner not contemplated by Brocade’s end customers, it could expose them or Brocade to liability and adversely affect Brocade’s wireless networking business. Moreover, channel partners or end customers may require Brocade, or Brocade may otherwise deem it necessary or advisable, to alter its wireless products to address actual or anticipated changes in the regulatory environment. Brocade’s inability to alter its wireless products to address these requirements and any regulatory changes may adversely affect Brocade’s wireless networking business.
In addition, Brocade is subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of personal information and data. Brocade has incurred, and will continue to incur, expenses to comply with privacy and security standards, protocols, and obligations imposed by applicable laws, regulations, industry standards, and contracts. In addition, such data privacy laws, regulations, and other obligations may negatively impact Brocade’s ability to execute transactions and pursue business opportunities. The privacy and data protection-related laws, rules, and regulations applicable to Brocade are also subject to significant change. For example, in October 2015, the Court of Justice of the European Union invalidated a safe harbor framework that allowed Brocade and other U.S. companies to meet certain European legal requirements for transferring personal data from Europe to the United States. Brocade is in the process of evaluating and considering changes to its data handling practices as a result of this court decision. In April 2016, the European Parliament approved the General Data Protection Regulation. This regulation, when effective in May 2018, will impose more stringent data protection requirements on U.S. companies collecting personal data from European Union residents and establish greater penalties for noncompliance. Any inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, damage Brocade’s reputation, and adversely affect its business.

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

Brocade is a party to lawsuits in the normal course of its business. The results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against Brocade, or legal actions initiated by Brocade, can often be expensive, time-consuming, and disruptive to normal business operations. Unfavorable outcomes from these claims and/or lawsuits could adversely affect Brocade’s business, financial results, or financial condition, and Brocade could incur substantial monetary liability and/or be required to change its business practices. In view of the uncertainties, potential risks, and expenses of litigation, Brocade may, from time to time, settle such disputes, even where Brocade had meritorious claims or defenses, by agreeing to settlement agreements that, depending on their terms, may significantly impact Brocade’s financial condition or results.

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

•	Brocade’s level of success, or perceived level of success, in integrating acquisitions, including the Ruckus acquisition;

•	Adverse changes to Brocade’s relationships with any of its OEM partners;

•	Changes in the business strategy or execution of any of Brocade’s OEM partners;

•	Departures of key employees;

•	Litigation or disputes involving Brocade, Brocade’s industry, or both;

•	General economic conditions and trends;

•	Uncertainties relating to the potential outcome of the November 2016 presidential election in the United States;

•	Sales of Brocade’s stock by Brocade’s officers, directors, or significant stockholders; and

•	The timing and amount of dividends and stock repurchases.
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

As of July 30, 2016, Brocade had approximately $1.7 billion in principal amount of outstanding indebtedness, including $575 million of indebtedness under the 1.375% convertible senior unsecured notes due 2020 (the “2020 Convertible Notes”), $300 million of unsecured indebtedness under the 4.625% senior notes due 2023 (the “2023 Notes”), and $800 million of indebtedness under a term loan facility. In connection with the completion of the Ruckus acquisition in May 2016, Brocade entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, and certain other lenders (collectively, the “Lenders”) pursuant to which the Lenders have provided Brocade with a term loan facility of $800 million (the “Term Loan Facility”) and a revolving credit facility of $100 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Senior Credit Facility”) (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). Brocade’s substantially increased indebtedness could have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions. In addition, a substantial amount of cash will be required to pay interest, make scheduled principal amortization payments, and repay at maturity Brocade’s indebtedness, which may adversely impact Brocade’s cash resources, reduce Brocade’s business flexibility and reduce the funds otherwise available for working capital, capital expenditures, acquisitions, share repurchases, and other general corporate purposes, and may limit the ability of Brocade to meet its target of returning at least 60% of its annual adjusted free cash flow to Brocade stockholders in the form of share repurchases or cash dividends. Moreover, Brocade’s increased indebtedness may put the company at a competitive disadvantage relative to other companies with lower indebtedness levels.
The Credit Agreement contains financial maintenance covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Agreement also contains restrictive covenants that limit, among other things, Brocade’s and certain of its subsidiaries’ ability to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments (including stock repurchases), sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, enter into certain transactions with affiliates, or change their lines of business, fiscal years and accounting practices, in each case, subject to certain exceptions. The indenture governing the 2023 Notes contains several negative covenants that restrict the incurrence of debt by Brocade’s subsidiaries, restrict the incurrence of liens on principal properties, and restrict Brocade and its subsidiaries from engaging in certain sale-leaseback transactions. In addition, the indentures governing both the 2020 Convertible Notes and the 2023 Notes impose covenants that restrict Brocade’s ability to effect certain mergers, consolidations, or sales of assets and require Brocade to offer to repurchase the notes upon the occurrence of certain “Fundamental Changes” or “Change of Control Triggering Events.”

The financial and other covenants agreed to by Brocade in connection with such indebtedness could, among other things, reduce Brocade’s flexibility to respond to changing business and economic conditions, increase borrowing costs (if further debt financing is desired), and adversely affect Brocade’s operations and financial results. Brocade’s failure to comply with these covenants would result in a default under the applicable indenture or the Credit Agreement, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. A default under one debt instrument could also result in cross-defaults under Brocade’s other debt instruments, negatively impact the price and liquidity of Brocade’s debt and equity securities, negatively impact Brocade’s credit ratings, and impair Brocade’s ability to access sources of capital. If any of Brocade’s debt is accelerated, Brocade may not have sufficient funds available to repay such debt.
Agencies rating Brocade’s debt securities may lower Brocade’s credit rating. This could further negatively impact the price and liquidity of Brocade’s debt and equity securities and Brocade’s ability to access sources of capital. In addition, in the event of certain credit rating downgrades, Brocade’s obligations under the Senior Credit Facility, which are currently unsecured, will be required to be secured, subject to certain exceptions, by the equity interests of certain Brocade subsidiaries.
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

Holders of the 2020 Convertible Notes have the right to require Brocade to repurchase their convertible notes upon the occurrence of a “Fundamental Change” and holders of the 2023 Notes have the right to require Brocade to repurchase their senior notes upon the occurrence of a “Change of Control Triggering Event” (as defined in the indentures governing the 2020 Convertible Notes and the 2023 Notes, respectively), in each case at a repurchase price equal to 100% of the principal amount of the applicable notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2020 Convertible Notes, Brocade will be required to make cash payments up to the full conversion value in respect of the convertible notes being converted, unless Brocade elects to only deliver shares of its common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share). It is Brocade’s current intent and policy to settle conversions of the 2020 Convertible Notes through the delivery of cash up to the principal amount of converted convertible notes, together with shares of common stock, to satisfy any conversion obligation in excess of such specified dollar amount. However, if Brocade elects to settle conversions of the 2020 Convertible Notes solely in shares of common stock, such settlement would result in additional dilution to Brocade’s stockholders and could result in more dilutive accounting treatment for the 2020 Convertible Notes. The 2020 Convertible Notes may be converted at the option of the holders during certain periods as a result of, among other things, fluctuations in Brocade’s stock price.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended July 30, 2016.
Issuer Purchases of Equity Securities
The following table summarizes stock repurchase activity for the three months ended July 30, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
May 1, 2016 to May 28, 2016	1,575	$8.66	1,575	$1,626,435
May 29, 2016 to June 25, 2016	39,350	$9.07	39,350	$1,269,689
June 26, 2016 to July 30, 2016	31,746	$9.14	31,746	$979,372
Total	72,671	$9.09	72,671

(1)
As of July 30, 2016, Brocade’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to approximately $3.5 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, $500 million on May 16, 2012, $692 million on September 25, 2013, $700 million on September 25, 2015, and $800 million on April 3, 2016), which was used for determining the amounts in these columns. The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, general business and market conditions, the trading price of the Company’s common stock, and other factors, including alternative investment opportunities.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Credit Agreement, dated as of May 27, 2016, among Brocade Communications Systems, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on May 27, 2016)

10.2*
Brocade Communications Systems, Inc. Amended and Restated Inducement Award Plan, effective as of May 24, 2016 (incorporated by reference to Exhibit 10.1 from Brocade’s Post-Effective Amendment Number 1 to Form S-4 on Form S-8 Registration Statement filed on June 3, 2016)

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

Brocade Communications Systems, Inc.

Date:	September 2, 2016	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Senior Vice President and Chief Financial Officer