Form 10-Q
period 2017-01-28
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2017-03-03
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of February 24, 2017, was 407,701,822 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
For the Quarter Ended January 28, 2017

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	January 28, 2017	January 30, 2016
	(In thousands, except per share amounts)
Net revenues:
Product	$480,617	$481,167
Service	100,846	93,117
Total net revenues	581,463	574,284
Cost of revenues:
Product	166,655	144,097
Service	47,685	41,372
Total cost of revenues	214,340	185,469
Gross margin	367,123	388,815
Operating expenses:
Research and development	123,503	93,257
Sales and marketing	180,201	151,827
General and administrative	33,497	22,429
Amortization of intangible assets	7,594	902
Acquisition and integration costs	18,037	—
Restructuring and other related benefits	—	(566)
Total operating expenses	362,832	267,849
Income from operations	4,291	120,966
Interest expense	(15,493)	(9,865)
Interest and other income, net	458	669
Income (loss) before income tax	(10,744)	111,770
Income tax expense (benefit)	(4,900)	18,124
Net income (loss)	(5,844)	93,646
Less: Net loss attributable to noncontrolling interest	163	—
Net income (loss) attributable to Brocade Communications Systems, Inc.	$(5,681)	$93,646
Net income (loss) per share—basic attributable to Brocade Communications Systems, Inc. stockholders	$(0.01)	$0.23
Net income (loss) per share—diluted attributable to Brocade Communications Systems, Inc. stockholders	$(0.01)	$0.23
Shares used in per share calculation—basic	404,995	407,902
Shares used in per share calculation—diluted	404,995	415,085

Cash dividends declared per share	$0.055	$0.045
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	January 28, 2017	January 30, 2016
	(In thousands)
Net income (loss)	$(5,844)	$93,646
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	(409)	(2,300)
Net gains and losses reclassified into earnings	185	626
Net unrealized losses on cash flow hedges	(224)	(1,674)
Foreign currency translation adjustments	(1,360)	(2,203)
Total other comprehensive loss	(1,584)	(3,877)
Total comprehensive income (loss)	(7,428)	89,769
Less: Net loss attributable to noncontrolling interest	163	—
Less: Total other comprehensive loss attributable to noncontrolling interest	68	—
Total comprehensive income (loss) attributable to Brocade Communications Systems, Inc.	$(7,197)	$89,769
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 28, 2017	October 29, 2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,230,253	$1,257,075
Accounts receivable, net of allowances for doubtful accounts of $1,858, and $1,736 as of January 28, 2017, and October 29, 2016, respectively	262,413	284,344
Inventories	79,452	69,355
Prepaid expenses and other current assets	66,888	62,236
Total current assets	1,639,006	1,673,010
Property and equipment, net	447,209	455,326
Goodwill	2,290,205	2,295,184
Core/developed technology intangible assets, net	239,879	248,938
Other intangible assets, net	189,987	200,840
Non-current deferred tax assets	25,634	12,736
Other assets	48,902	53,777
Total assets	$4,880,822	$4,939,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,049	$128,685
Accrued employee compensation	138,829	154,165
Deferred revenue	220,555	221,940
Current portion of long-term debt	76,720	76,692
Other accrued liabilities	108,335	113,170
Total current liabilities	629,488	694,652
Long-term debt, net of current portion	1,487,229	1,502,063
Non-current deferred revenue	90,429	90,051
Non-current income tax liability	92,910	102,100
Other non-current liabilities	4,739	5,370
Total liabilities	2,304,795	2,394,236
Commitments and contingencies (Note 9)
Stockholders’ equity:
Brocade stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 407,514 and 401,748 shares as of January 28, 2017, and October 29, 2016, respectively	408	402
Additional paid-in capital	1,574,949	1,514,730
Accumulated other comprehensive loss	(28,997)	(27,413)
Retained earnings	1,027,168	1,055,194
Total Brocade stockholders’ equity	2,573,528	2,542,913
Noncontrolling interest	2,499	2,662
Total stockholders’ equity	2,576,027	2,545,575
Total liabilities and stockholders’ equity	$4,880,822	$4,939,811
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	January 28, 2017	January 30, 2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,844)	$93,646
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Excess tax benefits from stock-based compensation	(3,401)	(7,352)
Depreciation and amortization	41,866	22,812
Loss on disposal of property and equipment	167	207
Amortization of debt issuance costs and debt discount	5,194	4,325
Provision (recovery) for doubtful accounts receivable and sales allowances	905	(96)
Non-cash purchase accounting adjustments to inventory	1,537	—
Non-cash stock-based compensation expense	44,520	24,044
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	21,026	61,222
Inventories	(10,669)	(2,000)
Prepaid expenses and other assets	(4,362)	609
Deferred tax assets	142	16
Accounts payable	(39,601)	(23,859)
Accrued employee compensation	(29,284)	(38,993)
Deferred revenue	(2,007)	(13,535)
Other accrued liabilities	(22,847)	(7,991)
Restructuring liabilities	(148)	(855)
Net cash provided by (used in) operating activities	(2,806)	112,200
Cash flows from investing activities:
Purchases of property and equipment	(12,341)	(23,839)
Proceeds from collection of note receivable	250	250
Net cash used in investing activities	(12,091)	(23,589)
Cash flows from financing activities:
Payment of principal related to the term loan	(20,000)	—
Payment of principal related to capital leases	—	(83)
Common stock repurchases	—	(144,490)
Proceeds from issuance of common stock	28,028	19,482
Payment of cash dividends to stockholders	(22,346)	(18,429)
Excess tax benefits from stock-based compensation	3,401	7,352
Net cash used in financing activities	(10,917)	(136,168)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,008)	(1,316)
Net decrease in cash and cash equivalents	(26,822)	(48,873)
Cash and cash equivalents, beginning of period	1,257,075	1,440,882
Cash and cash equivalents, end of period	$1,230,253	$1,392,009
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,739	$10,891
Cash paid for income taxes	$2,135	$4,798
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Brocade Communications Systems, Inc. (“Brocade” or the “Company”) has prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s Condensed Consolidated Balance Sheet as of October 29, 2016, was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2016.
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
The Company’s fiscal year is a 52- or 53-week period ending on the last Saturday in October or the first Saturday in November, respectively. As is customary for companies that use the 52/53-week convention, every fifth year is a 53-week year. Fiscal year 2017 is a 52-week fiscal year and fiscal year 2016 was a 52-week fiscal year. The Company’s next 53-week fiscal year will be fiscal year 2019 and its next 14-week quarter will be the second quarter of fiscal year 2019.
The Company’s Condensed Consolidated Financial Statements include the accounts of Brocade and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In May 2016, the Company entered into a joint venture agreement with Guiyang High-Tech Industrial Investment Group Co., Ltd. (“HTII”) to create Guizhou Huiling Technology Co., Ltd (“GHTC”). The Company consolidates its investment in GHTC as this is a variable interest entity, and the Company is the primary beneficiary. The noncontrolling interest attributed to GHTC is presented as a separate component from the Company’s equity in the equity section of the Company’s Condensed Consolidated Balance Sheets. HTII’s share of GHTC’s earnings are presented separately in the Company’s Condensed Consolidated Statements of Operations.
Use of Estimates in Preparation of Condensed Consolidated Financial Statements
The preparation of the Company’s Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, sales allowances including discounts, returns, and programs, allowance for doubtful accounts, stock-based compensation, acquisition purchase price allocations, warranty obligations, inventory valuation and purchase commitments, impairment of goodwill and other indefinite-lived intangible assets, litigation, and income taxes. Actual results may differ materially from these estimates.
Proposed Acquisition by Broadcom Limited
On November 2, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Limited, a limited liability company organized under the laws of the Republic of Singapore (“Broadcom”), Broadcom Corporation, a California corporation and an indirect subsidiary of Broadcom (“Parent”), and Bobcat Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent. On December 19, 2016, Parent assigned all of its rights under the Merger Agreement to LSI Corporation, a Delaware corporation and an indirect subsidiary of Broadcom.
At the effective time of the Merger, each share of the Company’s common stock that is outstanding immediately prior to such time will be cancelled and converted into the right to receive $12.75 per share in cash, without interest, less any required tax withholding.

In general, at the effective time of the Merger: (i) Broadcom will assume and convert all vested Brocade stock options that are not in-the-money and all unvested Brocade stock options, restricted stock units and performance stock units, in each case held by continuing employees and service providers; (ii) all vested in-the-money Brocade stock options, after giving effect to any acceleration, will be cashed out; (iii) all other Brocade restricted stock units and performance stock units will accelerate vesting and be cashed out; and (iv) all other Brocade stock options not assumed or cashed out will be cancelled in exchange for no consideration.
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
The Company’s stockholders approved the Merger and related matters at a special meeting of stockholders held on January 26, 2017. No further approval by the Company’s stockholders is required with respect to the Merger.
On November 30, 2016, each of the Company and Broadcom submitted a notification and report form with the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the U.S. Department of Justice under the HSR Act. On February 3, 2017, each of the Company and Broadcom received a request for additional information and documentary materials, commonly referred to as a “second request,” from the FTC. The FTC’s second request is a standard part of the review process and has the effect of extending the waiting period under the HSR Act until 30 days after the parties substantially comply with the request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. The Company intends to continue to cooperate fully with the FTC in connection with its review.
Assuming timely satisfaction or waiver of all closing conditions, Brocade expects that the Merger will be completed in the third quarter of fiscal year 2017.
The Merger Agreement contains certain customary termination rights for the Company and Parent. For example, the Merger Agreement provides that if it is terminated under specified circumstances, including, but not limited to, if the Company accepts a superior acquisition proposal or the Company’s Board of Directors changes or withdraws its recommendation of the Merger, the Company would be required to pay Parent a termination fee of $195.0 million. Effective upon the approval of the Merger and related matters by the Company’s stockholders on January 26, 2017, payment of this termination fee can no longer be triggered.

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the three months ended January 28, 2017, as compared to those disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2016.
New Accounting Pronouncements or Updates Recently Adopted
In April 2015, the FASB issued an update to ASC 350, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance on the accounting for fees paid in a cloud computing arrangement if the arrangement was determined to include a software license. This update will not change U.S. GAAP for a customer’s accounting for service contracts. The Company adopted this update in the first quarter of fiscal year 2017 and has elected to apply this update prospectively. There was no material impact on the Company’s financial position, results of operations, or cash flows.
In December 2016, the FASB issued an update to the Codification, Technical Corrections and Improvements. This update includes various amendments to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification. This update is not intended to change U.S. GAAP. The Company adopted this update in the first quarter of fiscal year 2017. There was no material impact on the Company’s financial position, results of operations, or cash flows.

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
In March 2016, the FASB issued an update to ASC 606, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance for principal versus agent considerations. In April 2016, the FASB issued an update to ASC 606, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued an update to ASC 606, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance related to collectibility and non-cash consideration, as well as provides practical expedients for the transition to ASC 606. In December 2016, the FASB issued an update to ASC 606, Revenue from Contracts with Customers: Technical Corrections and Improvements, which clarifies and corrects any unintended application of the new revenue guidance. None of the 13 issues addressed in this update are expected to have a significant impact. The Company must adopt these updates with the adoption of ASC 606, Revenue from Contracts with Customers. The Company is currently evaluating the impact of these updates on its consolidated financial statements.
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
In January 2017, the FASB issued an update to ASC 805, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business and adds guidance to assist entities with evaluating whether the transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update should be applied prospectively and becomes effective in the first fiscal quarter of 2019. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment process by eliminating Step 2 from the quantitative goodwill impairment test. Under this update, goodwill is only impaired for the amount the net assets of the reporting unit exceeds its fair value. The impairment loss should not exceed the carrying amount of goodwill, including any impact from tax deductible goodwill. This update should be applied prospectively and becomes effective in the first fiscal quarter of 2021. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are primarily maintained at eight major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.
A majority of the Company’s accounts receivable balance is derived from sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of January 28, 2017, one customer (EMC Corporation (“EMC”), which was acquired by Dell, Inc. on September 7, 2016, combined with direct sales to Dell, Inc. (together “Dell EMC”)) individually accounted for 28% of total accounts receivable. As of October 29, 2016, two customers accounted for a combined total of 42% (Dell EMC with 29% and Hewlett Packard Enterprise Company (“HPE”) with 13%) of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales allowances.
For the three months ended January 28, 2017, one customer (Dell EMC) individually accounted for 19% of the Company’s total net revenues. For the three months ended January 30, 2016, two customers individually accounted for 20% (EMC) and 14% (International Business Machines Corporation) of the Company’s total net revenues for a combined total of 34% of total net revenues.
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
Prior Fiscal Year Acquisitions
Acquisition of Ruckus Wireless, Inc. (“Ruckus”)
On May 27, 2016 (“Acquisition Date”), the Company completed its acquisition of Ruckus, a public company incorporated in the state of Delaware, to strengthen its Internet Protocol (“IP”) Networking product portfolio by adding Ruckus’ wireless products and services to the Company’s networking solutions.
Immediately prior to the completion of the acquisition, there were 92.2 million outstanding shares of Ruckus common stock, which included 3.2 million shares of Ruckus common stock owned by a dissenting former Ruckus stockholder who has filed a petition in Delaware Court of Chancery seeking appraisal of the fair value of those shares under Delaware law. As a result, no cash payment had been made and no shares had been issued to the dissenting stockholder as of January 28, 2017.
Based on the $8.60 per share closing price of the Company’s common stock on the Acquisition Date, the total purchase consideration paid or payable was $1.3 billion, which includes the amount relating to the appraisal petition filed by the dissenting former Ruckus stockholder, which was accrued as of January 28, 2017, and reported within “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets.
For the three months ended January 28, 2017, the Company recorded direct acquisition costs of $0.9 million and integration costs of $3.9 million. These costs were expensed as incurred and are presented in the Company’s Condensed Consolidated Statements of Operations for the three months ended January 28, 2017, as “Acquisition and integration costs.”
In connection with the acquisition of Ruckus, the Company allocated the total purchase consideration to the net assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the Acquisition Date. The following table summarizes the allocation of the total purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$95,515
Short-term investments	150,257
Accounts receivable, net of allowances for doubtful accounts of $2,100	41,339
Inventories	64,000
Prepaid expenses and other current assets	5,201
Property and equipment, net	27,060
Identifiable intangible assets	418,000
Other assets	1,697
Total assets acquired	803,069
Liabilities assumed:
Accounts payable	16,375
Accrued employee compensation	17,514
Deferred revenue	14,520
Other accrued liabilities	33,809
Non-current deferred revenue	9,767
Non-current deferred tax liabilities	64,233
Other non-current liabilities	40,561
Total liabilities assumed	196,779
Net assets acquired, excluding goodwill (a)	606,290
Total purchase consideration (b)	1,275,060
Estimated goodwill (b) - (a)	$668,770

Goodwill represents the excess of the total purchase consideration over the fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to planned growth in new markets and synergies expected to be achieved from the combined operations of the Company and Ruckus. Goodwill of $349.4 million was assigned to the IP Networking Products reporting unit, and goodwill of $319.4 million was assigned to the Global Services reporting unit. Goodwill recognized in the acquisition is not deductible for tax purposes.
The fair value of identified intangible assets and their respective useful lives are as follows (in thousands, except for estimated useful life):

	Approximate Fair Value	Estimated Useful Life (In years)
Trade name/trademark	$42,000	11
Customer relationships	118,000	1 - 7
Developed technology	230,000	6 - 7
In-process research and development (“IPR&D”) (1)	28,000	N/A (1)
Total intangible assets	$418,000

(1)	IPR&D will be accounted for as an indefinite-lived intangible asset until the underlying projects are completed or abandoned.
The total purchase consideration allocation reflects the Company’s preliminary estimates and is subject to revision as additional information in relation to the tax liabilities becomes available during the remainder of the measurement period. This period is not to exceed 12 months from the acquisition date. During the three months ended January 28, 2017, the Company obtained additional information related to the fair value of inventories, property and equipment, identifiable intangible assets, deferred revenue, and deferred tax liabilities. As a result, the Company recorded a measurement period adjustment resulting in a net decrease in goodwill of $5.0 million. The impact on the line items “Cost of revenues” and “Acquisition and integration costs” on the Company’s Condensed Consolidated Statements of Operations was immaterial during the three months ended January 28, 2017.

4. Goodwill and Intangible Assets
The following table summarizes goodwill activity by reportable segment during the three months ended January 28, 2017 (in thousands):

	Storage Area Networking (“SAN”) Products	IP Networking Products	Global Services	Total
Balance at October 29, 2016
Goodwill	$176,320	$1,698,641	$549,437	$2,424,398
Accumulated impairment losses	—	(129,214)	—	(129,214)
	176,320	1,569,427	549,437	2,295,184
Purchase accounting adjustments	—	69,637	(74,616)	(4,979)
Balance at January 28, 2017
Goodwill	176,320	1,768,278	474,821	2,419,419
Accumulated impairment losses	—	(129,214)	—	(129,214)
	$176,320	$1,639,064	$474,821	$2,290,205
The Company conducts its goodwill impairment test annually, as of the first day of the fourth fiscal quarter, and whenever events occur or facts and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the annual goodwill impairment test, the Company uses the income approach, the market approach, or a combination thereof to determine each reporting unit’s fair value. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). The market approach provides an estimate of fair value by applying various observable market-based multiples to the reporting unit’s operating results and then applying an appropriate control premium. For the fiscal year 2016 annual goodwill impairment test, the Company used a combination of these approaches to estimate each reporting unit’s fair value. At the time that the fiscal year 2016 annual goodwill impairment test was performed, the Company believed that the income approach and the market approach were equally representative of a reporting unit’s fair value.
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
The Company’s estimates of revenues and costs are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of the Company’s regular long-range planning process. The control premium used in the market approach or as part of combined approaches was determined by considering control premiums offered as part of the acquisitions where acquired companies were comparable with the Company’s reporting units.
Based on the results of the annual goodwill impairment analysis performed during the fourth fiscal quarter of 2016, the Company determined that no impairment charge needed to be recorded. As of January 28, 2017, no new events had occurred nor had any facts or circumstances changed since the annual goodwill impairment analysis performed during the fourth quarter of fiscal year 2016 that indicated that the fair values of the reporting units may be less than their current carrying amounts.
Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The Company did not incur costs to renew or extend the term of any acquired finite-lived intangible assets during the three months ended January 28, 2017.

The following tables present details of the Company’s intangible assets, excluding goodwill (in thousands, except for weighted-average remaining useful life):

	January 28, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (In years)
Finite-lived intangible assets:
Trade names	$43,090	$3,279	$39,810	10.27
Core/developed technology	290,290	50,411	239,879	5.29
Patent portfolio license (1)	7,750	2,194	5,556	16.51
Customer relationships	141,110	22,422	118,688	6.16
Non-compete agreements	1,050	1,030	20	0.13
Patents with broader applications	1,040	127	913	13.13
Total finite-lived intangible assets	484,330	79,463	404,866	5.84
Indefinite-lived intangible assets, excluding goodwill:
IPR&D (2)	25,000	—	25,000
Total indefinite-lived intangible assets, excluding goodwill	25,000	—	25,000
Total intangible assets, excluding goodwill	$509,330	$79,463	$429,866

	October 29, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (In years)
Finite-lived intangible assets:
Trade names	$45,090	$2,359	$42,731	10.51
Core/developed technology	286,290	37,352	248,938	5.51
Patent portfolio license (1)	7,750	1,935	5,815	17.00
Customer relationships	143,110	15,813	127,297	6.32
Non-compete agreements	1,050	983	67	0.29
Patents with broader applications	1,040	110	930	13.38
Total finite-lived intangible assets	484,330	58,552	425,778	6.08
Indefinite-lived intangible assets, excluding goodwill:
IPR&D (2)	24,000	—	24,000
Total indefinite-lived intangible assets, excluding goodwill	24,000	—	24,000
Total intangible assets, excluding goodwill	$508,330	$58,552	$449,778

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

The Company conducts the IPR&D impairment test annually, as of the first day of the fourth fiscal quarter, and whenever events occur or facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. For the annual IPR&D impairment test, the Company elects the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the IPR&D assets is less than the carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the IPR&D assets is less than the carrying amount, then the Company conducts a quantitative analysis to determine the fair value of the IPR&D assets. If the carrying amount of the IPR&D assets exceeds the fair value, then the Company recognizes an impairment loss equal to the difference.
Based on the results of the annual IPR&D impairment analysis performed during the fourth fiscal quarter of 2016, the Company determined that no impairment needed to be recorded. As of January 28, 2017, no new events had occurred nor had any facts or circumstances changed since the annual IPR&D impairment analysis performed during the fourth quarter of fiscal year 2016 that indicated that the fair value of the IPR&D assets may be less than the current carrying amount.
The amortization of finite-lived intangible assets is included in the following line items of the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	January 28, 2017	January 30, 2016
Cost of revenues	$13,060	$3,154
General and administrative (1)	259	277
Amortization of intangible assets	7,594	902
Total	$20,913	$4,333

(1)	The amortization is related to the $7.8 million of perpetual, nonexclusive license to certain patents purchased in fiscal year 2015.
The following table presents the estimated future amortization of finite-lived intangible assets as of January 28, 2017 (in thousands):

Fiscal Year	Estimated Future Amortization
2017 (remaining nine months)	$58,323
2018	70,090
2019	66,562
2020	65,630
2021	61,876
Thereafter	82,385
Total	$404,866

5. Balance Sheet Details
The following tables provide details of selected balance sheet items (in thousands):

	January 28, 2017	October 29, 2016
Inventories:
Raw materials	$19,420	$17,793
Finished goods	60,032	51,562
Inventories	$79,452	$69,355

	January 28, 2017	October 29, 2016
Property and equipment, net:
Gross property and equipment
Computer equipment	$19,877	$19,710
Software	92,198	89,132
Engineering and other equipment	446,282	445,115
Furniture and fixtures	34,085	33,788
Leasehold improvements	35,007	37,973
Land and building	386,163	386,163
Total gross property and equipment	1,013,612	1,011,881
Accumulated depreciation and amortization (1)	(566,403)	(556,555)
Property and equipment, net	$447,209	$455,326

(1)	The following table presents the depreciation of property and equipment included on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	January 28, 2017	January 30, 2016
Depreciation expense	$20,953	$18,479

6. Fair Value Measurements
The Company applies fair value measurements for both financial and non-financial assets and liabilities. The Company does not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis as of January 28, 2017.
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
During the three months ended January 28, 2017, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

Assets and liabilities measured and recorded at fair value on a recurring basis as of January 28, 2017, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of January 28, 2017	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$871,751	$871,751	$—	$—
Derivative assets	129	—	129	—
Total assets measured at fair value	$871,880	$871,751	$129	$—
Liabilities:
Derivative liabilities	$442	$—	$442	$—
Total liabilities measured at fair value	$442	$—	$442	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheets.
Assets and liabilities measured and recorded at fair value on a recurring basis as of October 29, 2016, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 29, 2016	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$914,724	$914,724	$—	$—
Derivative assets	514	—	514	—
Total assets measured at fair value	$915,238	$914,724	$514	$—
Liabilities:
Derivative liabilities	$354	$—	$354	$—
Total liabilities measured at fair value	$354	$—	$354	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheets.

7. Restructuring and Other Related Benefits
The following table provides details of “Restructuring and other related benefits” included in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	January 28, 2017	January 30, 2016
Lease loss reserve and related benefits	$—	$(566)

The following table provides a reconciliation of the Company’s beginning and ending restructuring liability balances (in thousands):

	Fiscal 2013 Fourth Quarter Restructuring Plan		Other Restructuring Plans
	Severance and Benefits	Lease Loss Reserve and Related Costs	Lease Loss Reserve and Related Costs	Total
Restructuring liabilities at October 29, 2016	$109	$714	$72	$895
Cash payments	—	(69)	(72)	(141)
Translation adjustment	(2)	(5)	—	(7)
Restructuring liabilities at January 28, 2017	$107	$640	$—	$747

Current restructuring liabilities at January 28, 2017	$107	$246	$—	$353
Non-current restructuring liabilities at January 28, 2017	$—	$394	$—	$394
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

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			January 28, 2017		October 29, 2016
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Credit Facility:
Term Loan Facility	2021	variable	$760,000	2.80%	$780,000	2.53%
Convertible Senior Unsecured Notes:
2020 Convertible Notes	2020	1.375%	575,000	4.98%	575,000	4.98%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	300,000	4.83%
Total gross long-term debt			1,635,000		1,655,000
Unamortized discount			(68,495)		(73,540)
Unamortized debt issuance costs			(2,556)		(2,705)
Current portion of long-term debt			(76,720)		(76,692)
Long-term debt, net of current portion			$1,487,229		$1,502,063

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
Loans made under the Senior Credit Facility bear interest, at the Company’s option, either (i) at a base rate which is based in part on the greatest of (A) the prime rate, (B) the federal funds rate plus 0.50%, or (C) LIBOR for an interest period of one month plus 1.00%, plus an applicable margin that will vary between 0.00% and 0.75% based on the Company’s total leverage ratio, or (ii) at a LIBOR-based rate, plus an applicable margin that will vary between 1.00% and 1.75% based on the Company’s total leverage ratio. For purposes of calculating the applicable rate, the base rate and LIBOR-based rate are subject to a floor of 0.00%. For base rate loans, interest is payable on the last business day of January, April, July, and October of each year. For LIBOR rate loans, interest is payable on the last day of each interest period for the LIBOR-based rate, and if such interest period extends over three months, at the end of each three-month interval during such interest period.
Commitments under the Revolving Facility are subject to an initial commitment fee starting at 0.30%, and are later subject to adjustment between 0.20% and 0.35% based on the Company’s total leverage ratio. Letters of credit issued under the letter of credit subfacility are subject to an initial commission fee starting at 1.50%, and are later subject to adjustment between 1.00% and 1.75% based on the Company’s total leverage ratio, and an issuance fee of 0.125%.
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
There were no principal amounts outstanding under the revolving credit facility, and the full $100.0 million was available for future borrowing under the revolving credit facility as of January 28, 2017. A voluntary prepayment in the amount of $20.0 million was made towards the principal of the Term Loan Facility during the three months ended January 28, 2017.
As of January 28, 2017, the fair value of the Term Loan Facility was approximately $748.0 million, which was estimated based on fair value for similar instruments.
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
The Company’s obligations under the Senior Credit Facility are unsecured, provided that upon the occurrence of certain events (including if the Company’s corporate family rating from Moody’s falls below Ba1 and from S&P falls below BB+ at any time (referred to as a “Ratings Downgrade”)) or the incurrence of certain indebtedness in excess of $600.0 million (such occurrence or the occurrence of a Ratings Downgrade being a “Collateral Trigger Event”), then such obligations, as well as certain cash management and hedging obligations, will be required to be secured, subject to certain exceptions, by 100% of the equity interests of all present and future restricted subsidiaries directly held by the Company or any guarantor. As of the date hereof, all of the Company’s subsidiaries are restricted subsidiaries under the Senior Credit Facility. The Company must provide such security within 90 days (or 20 business days with respect to the equity interests of material U.S. subsidiaries) of such Collateral Trigger Event.

The Credit Agreement contains financial maintenance covenants, including a (i) maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 3.50:1.00; subject to certain step-downs to 3.25:1.00 and 3.00:1.00 for fiscal periods ending on or after April 30, 2017, and April 30, 2018, respectively, and (ii) a minimum interest coverage ratio of not less than 3.50:1.00. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to:

•	Incur additional indebtedness or issue certain preferred equity, pay dividends, or make other distributions or other restricted payments (including stock repurchases);

•	Sell assets other than on terms specified by the Credit Agreement;

•	Amend the terms of certain other indebtedness and organizational documents;

•	Create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and

•	Enter into certain transactions with affiliates, or change their lines of business, fiscal years, and accounting practices, in each case, subject to customary exceptions.
The Credit Agreement also sets forth customary events of default, including upon the failure to make timely payments under the Senior Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control, and specified events of bankruptcy and insolvency.
As discussed under Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements, on November 2, 2016, the Company entered into a merger agreement with Broadcom under which Broadcom agreed to acquire Brocade. The consummation of the proposed acquisition by Broadcom would constitute a “change of control” under the events of default under the Credit Agreement.
Convertible Senior Unsecured Notes
On January 14, 2015, the Company issued $575.0 million in aggregate principal amount of 1.375% convertible senior unsecured notes due 2020 (the “2020 Convertible Notes”) pursuant to an indenture, dated as of January 14, 2015, between the Company and Wells Fargo Bank, National Association, as the trustee (the “Offering”). Net of an original issue discount, the Company received $565.7 million in proceeds from the Offering. Concurrently with the closing of the Offering, the Company called for redemption its outstanding 6.875% senior secured notes due 2020 (the “2020 Notes”) and irrevocably deposited a portion of the net proceeds from the Offering with the trustee to discharge the indenture governing the 2020 Notes.
The 2020 Convertible Notes bear interest payable semiannually on January 1 and July 1 of each year, beginning on July 1, 2015. No payments were made toward the principal of the 2020 Convertible Notes during the three months ended January 28, 2017.
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

	January 28, 2017	October 29, 2016
Principal	$575,000	$575,000
Unamortized discount of the liability component	(55,038)	(59,398)
Net carrying amount of liability component	$519,962	$515,602
Carrying amount of equity component	$51,406	$55,374
As of January 28, 2017, and October 29, 2016, the remaining period of amortization for the discount is 2.92 years and 3.17 years, respectively.
The following table presents the amount of interest cost recognized for amortization of the discount and for the contractual interest coupon for the 2020 Convertible Notes for the following periods (in thousands):

	Three Months Ended
	January 28, 2017	January 30, 2016
Amortization of discount	$4,360	$4,150
Contractual interest coupon	$1,977	$1,977

As of January 28, 2017, and October 29, 2016, the fair value of the 2020 Convertible Notes was approximately $579.6 million and $564.5 million, respectively, which was estimated based on broker trading prices.
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
The 2020 Convertible Notes contain provisions where the conversion rate is adjusted upon the occurrence of certain events, including if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. During the first fiscal quarter of 2017, the Board of Directors of the Company declared and paid a cash dividend in the amount of $0.055 per share. Accordingly, as of December 8, 2016, the conversion rate was adjusted to a rate of 63.4021 shares of the Company’s common stock per $1,000 principal amount of the notes, which is equal to 36.5 million shares at a conversion price of approximately $15.77 per share. The adjustment, combined with previous adjustments for which noteholder notification was not required, resulted in a change to the conversion rate of more than 1%, and by the terms of the indenture governing the 2020 Convertible Notes, the Company notified the noteholders of the adjustment.
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
As of January 28, 2017, the circumstances for conversion had not been triggered, and the 2020 Convertible Notes were not convertible. The if-converted value of the 2020 Convertible Notes as of January 28, 2017, did not exceed the principal amount of the 2020 Convertible Notes.
If a “fundamental change,” as specified in the terms of the indenture governing the 2020 Convertible Notes, occurs prior to the maturity date, holders of the notes may require the Company to repurchase the 2020 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2020 Convertible Notes repurchased, plus accrued and unpaid interest, if any, up to the repurchase date. As of January 28, 2017, a fundamental change had not occurred and the 2020 Convertible Notes were not re-purchasable.
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

Convertible Note Hedge and Warrants Related to the Convertible Senior Unsecured Notes
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge transactions with certain financial institutions (the “counterparties”) with respect to its common stock. Upon conversion of the 2020 Convertible Notes, the convertible note hedge transactions give the Company the right to acquire from the counterparties, subject to anti-dilution adjustments substantially similar to those in the 2020 Convertible Notes, initially approximately 36.1 million shares of the Company’s common stock at an initial strike price of $15.93 per share. Because a dividend in an amount greater than $0.035 per share was declared and paid effective beginning in the third fiscal quarter of 2015, the strike price under the convertible note hedge transactions has been adjusted to approximately $15.77 per share as of December 8, 2016. The convertible note hedge transactions are expected generally to reduce the potential common stock dilution and/or offset potential cash payments in excess of the principal amount of converted notes upon conversion of the notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions. The convertible note hedge transactions will be terminated on the maturity date of the 2020 Convertible Notes or earlier under certain circumstances. The $86.1 million cost of the convertible note hedge transactions has been accounted for as an equity transaction.
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
Under the terms of the warrants, the strike price and number of shares to be acquired by the holders of the warrants are adjusted if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. Accordingly, the terms of the warrants were adjusted to reflect the payment of a cash dividend in the amount of $0.055 per share beginning in the third fiscal quarter of 2016. As of December 8, 2016, the holders of the warrants have the right to acquire up to approximately 36.5 million shares of the Company’s common stock at a strike price of approximately $20.45 per share.
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
The 2023 Notes bear interest payable semiannually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the three months ended January 28, 2017.
As of January 28, 2017, and October 29, 2016, the fair value of the 2023 Notes was approximately $301.5 million and $297.0 million, respectively, which was estimated based on broker trading prices.
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
If the Company experiences a specified change of control triggering event, it must offer to repurchase the 2023 Notes at a repurchase price equal to 101% of the principal amount of the 2023 Notes repurchased, plus accrued and unpaid interest, if any, up to the repurchase date. The consummation of the proposed acquisition by Broadcom could result in a Change of Control Triggering Event if the acquisition is accompanied or followed within a specific period by certain downgrades of the ratings of the 2023 Notes.

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
Debt Maturities
As of January 28, 2017, the Company’s aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2017 (remaining nine months)	$60,000
2018	80,000
2019	80,000
2020	655,000
2021	460,000
Thereafter	300,000
Total	$1,635,000

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the three months ended January 28, 2017, and January 30, 2016 (in thousands):

	Accrued Warranty
	Three Months Ended
	January 28, 2017	January 30, 2016
Beginning balance	$8,326	$7,599
Liabilities accrued for warranties issued during the period	845	978
Warranty claims paid and used during the period	(778)	(1,144)
Changes in liability for pre-existing warranties during the period	199	(225)
Ending balance	$8,592	$7,208
In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s products, both alone and in certain circumstances when in combination with other products and services, for infringement of any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of January 28, 2017, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.

Manufacturing and Purchase Commitments
Brocade has manufacturing arrangements with its CMs under which Brocade provides product forecasts and places purchase orders in advance of the scheduled delivery of products to Brocade’s customers. The required lead time for placing orders with the CMs depends on the specific product. Brocade issues purchase orders, and the CMs then generate invoices based on prices and payment terms mutually agreed upon and set forth in those purchase orders. Although the purchase orders Brocade places with its CMs are cancellable, the terms of the agreements require Brocade to purchase all inventory components ordered per Brocade’s forecast, which are not returnable, usable by, or sold to other customers of the CMs. In addition, Brocade has an arrangement with one of its CMs regarding factory capacity that can be used by the Company. Under this arrangement, the Company receives a credit for exceeding the planned utilization of factory capacity and, conversely, is required to pay additional fees for underutilizing the planned capacity.
As of January 28, 2017, the Company’s aggregate commitment to its CMs for inventory components used in the manufacture of Brocade products was $151.0 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $2.1 million, which is reported within “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet as of January 28, 2017. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to utilize in normal ongoing operations.
Income Taxes
The Company is subject to several ongoing income tax audits and has received notices of proposed adjustments or assessments from certain tax authorities. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.
Legal Proceedings
From time to time, the Company is subject to various legal proceedings and claims, including those identified below, which arise in the ordinary course of business, including claims of alleged infringement of patents and/or other intellectual property rights and commercial and employment contract disputes. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has recorded adequate provisions for any such matters and, as of January 28, 2017, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Company’s financial statements. However, litigation is inherently uncertain, and the outcome of these matters cannot be predicted with certainty. Accordingly, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these matters.
Ruckus Acquisition-Related Litigation
A putative class action captioned Hussey v. Ruckus Wireless, Inc., et al. is pending in the United States District Court for the Northern District of California (referred to as the “Hussey action”). The original complaint in the Hussey action filed on June 3, 2016, alleged that Ruckus, members of the Ruckus board of directors, Ruckus’ chief financial officer, Brocade, and a Brocade subsidiary violated Section 14(e) of the Exchange Act based on allegedly false and/or misleading statements and/or alleged omissions in the Solicitation/Recommendation Statement on Schedule 14D-9 filed by Ruckus with the SEC on April 29, 2016, and violated Section 14(d)(7) of the Exchange Act and Rule 14d-10 promulgated thereunder based on the allegedly differential consideration received by members of the Ruckus board of directors and Ruckus’ chief financial officer in connection with the acquisition. An amended complaint filed on October 24, 2016, named the same defendants as the original complaint and alleged that the defendants violated Sections 14(e), 14(d)(7), and 20(a) of the Exchange Act and Rule 14d-10 promulgated thereunder, that the members of the Ruckus board of directors breached their fiduciary duties to Ruckus stockholders, and that Ruckus’ chief financial officer, Brocade and the Brocade subsidiary aided and abetted the members of the Ruckus board of directors in breaching their fiduciary duties to Ruckus stockholders by purportedly doing one or more of the following: agreeing to terms preferential to the defendants and other Ruckus insiders; accepting overly restrictive deal protection measures in the merger agreement; failing to negotiate for a collar on Brocade’s stock price; engaging a financial advisor with conflicts of interest; providing allegedly false, misleading, and/or incomplete disclosures regarding conflicts of interest and the opinion of Ruckus’s financial advisors; and ultimately agreeing to unfair transaction consideration for the Ruckus shares. The amended complaint sought an award of damages in an unspecified amount. On December 8, 2016, all defendants filed a motion to dismiss the amended complaint. On February 21, 2017, the court granted the motion and dismissed the amended complaint, with leave to amend as to all claims except the claim for violations of Section 14(d)(7) of the Exchange Act and Rule 14d-10 promulgated thereunder, which claim was dismissed without leave to amend. The plaintiff is required to file any further amended complaint regarding its remaining claims on or before March 20, 2017.

Ruckus Acquisition-Related Appraisal Demand
On May 25, 2016, Ruckus received an appraisal demand letter seeking an appraisal under Section 262 of the Delaware General Corporation Law (“Section 262”) of the fair value of 3.2 million Ruckus shares purported to be beneficially owned by Verition Multi-Strategy Master Fund Ltd. (the “Dissenter”) that purportedly dissented from the merger of Ruckus with and into a wholly owned subsidiary of the Company. Under Section 262, the Dissenter is entitled to have those shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares together with statutory interest as determined by the Delaware Court of Chancery, provided that Dissenter complies with the requirements of Section 262. The Dissenter filed a petition for appraisal in the Delaware Court of Chancery on September 22, 2016, captioned Verition Multi-Strategy Master Fund Ltd. v. Ruckus Wireless, Inc. The dollar amount that the Company may be required to pay to the Dissenter will be determined by the Delaware Court of Chancery and may be more than, less than, or equal to $6.45 in cash and 0.75 shares of Brocade common stock with respect to each of the 3.2 million shares.
Broadcom Acquisition-Related Litigation
Subsequent to the announcement that Brocade had agreed to be acquired by Broadcom, six purported class action complaints have been filed on behalf of Brocade’s stockholders against Brocade and members of its board of directors in the United States District Court for the Northern District of California. Three of the six complaints also name Broadcom Limited, Broadcom Corporation, and/or Bobcat Merger Sub, Inc. as defendants. The six complaints are captioned as follows: Steinberg v. Brocade Communications Systems, Inc., et al. (filed December 12, 2016) (the “Steinberg action”); Gross v. Brocade Communications Systems, Inc., et al. (filed December 15, 2016); Bragan v. Brocade Communications Systems, Inc., et al. (filed December 21, 2016); Jha v. Brocade Communications Systems, Inc., et al. (filed December 21, 2016) (the “Jha action”); Chuakay v. Brocade Communications Systems, Inc., et al. (filed January 5, 2017) (the “Chuakay action”); and Matthew v. Brocade Communications Systems, Inc., et al. (filed January 18, 2017) (collectively, the “Broadcom Acquisition-Related Litigation”). The complaints each allege violations of Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 arising out of the Company’s preliminary proxy statement filed with the SEC on December 6, 2016 (the “preliminary proxy statement”) and/or the Company’s definitive proxy statement filed with the SEC on December 20, 2016 (the “definitive proxy statement”) relating to Broadcom’s proposed acquisition of Brocade. Specifically, the plaintiffs allege that the preliminary proxy statement and/or the definitive proxy statement omits material information regarding the background of the transaction, the Company’s financial projections, the Company’s intrinsic value and prospects, the valuation analyses performed by Evercore Group L.L.C. (“Evercore”), the Company’s financial advisor in connection with the transaction, and alleged conflicts of interest faced by Evercore. The plaintiffs in each action seek to enjoin the defendants from consummating the transaction, or, if the transaction is consummated, the plaintiffs alternatively seek rescission and/or damages. The plaintiffs also seek costs and fees.
On January 11, 2017, the plaintiff in the Jha action filed a motion (the “Injunction Motion”) seeking to preliminarily enjoin the special meeting of Brocade stockholders scheduled for January 26, 2017, at which time Brocade stockholders were to vote on the transaction. The plaintiffs in the Steinberg action and the Chuakay action subsequently joined the Injunction Motion. To mitigate the risk of the Broadcom Acquisition-Related Litigation delaying or adversely affecting the transaction, and to minimize the expense of defending the Broadcom Acquisition-Related Litigation, and without admitting any liability or wrongdoing, on January 18, 2017, the Company made certain disclosures that supplemented and revised those contained in the definitive proxy statement. The plaintiffs in the Jha action, the Steinberg action, and the Chuakay action subsequently withdrew the Injunction Motion.

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

Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the three months ended January 28, 2017, were the British pound, the euro, the Indian rupee, the Chinese yuan, the Singapore dollar, the Swiss franc, the Japanese yen, and the Australian dollar. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements.
The Company utilizes a rolling hedge strategy for the majority of its foreign currency derivative instruments to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. All of the Company’s foreign currency forward contracts are single delivery, which are settled at maturity involving one cash payment. The Company’s foreign currency risk management program includes foreign currency derivatives with a cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than 15 months. For these derivatives, the Company initially reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive loss was not significant for the three months ended January 28, 2017, and January 30, 2016.
Ineffective cash flow hedges are included in the Company’s net income as part of “Interest and other income, net.” The amount recorded on ineffective cash flow hedges was not significant for the three months ended January 28, 2017, and January 30, 2016.
Net losses relating to the effective portion of foreign currency derivatives, which are offset by net gains on the underlying exposures, are recorded in the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	January 28, 2017	January 30, 2016
Cost of revenues	$(27)	$(94)
Research and development	(35)	(199)
Sales and marketing	(132)	(374)
General and administrative	(13)	(27)
Total	$(207)	$(694)
Alternatively, the Company may choose not to hedge the foreign currency risk associated with its foreign currency exposures if the Company believes such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge.
As a result of foreign currency fluctuations, the net foreign currency exchange gains and losses recorded as part of “Interest and other income, net” were losses of $1.6 million and losses of $0.3 million for the three months ended January 28, 2017 and January 30, 2016, respectively.
As of January 28, 2017, the Company had gross unrealized loss positions of $0.4 million and gross unrealized gain positions of $0.1 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.

Volume of Derivative Activity
All derivatives are designated as hedging instruments as of January 28, 2017, and October 29, 2016. Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments
In U.S. dollars	January 28, 2017	October 29, 2016
British pound	$31,556	$42,783
Euro	23,470	34,070
Indian rupee	22,763	32,275
Chinese yuan	13,730	19,805
Singapore dollar	10,195	15,057
Swiss franc	10,163	14,426
Japanese yen	6,312	9,944
Australian dollar	5,526	7,876
Total	$123,715	$176,236

11. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, is included in the following line items of the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	January 28, 2017	January 30, 2016
Cost of revenues	$5,650	$2,905
Research and development	12,074	5,476
Sales and marketing	16,814	11,078
General and administrative	10,975	4,585
Total stock-based compensation expense	$45,513	$24,044

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended
	January 28, 2017	January 30, 2016
Stock options	$655	$729
RSUs, including restricted stock units with market conditions	27,336	19,793
Employee stock purchase plan (“ESPP”) (1)	17,522	3,522
Total stock-based compensation expense	$45,513	$24,044

(1)
The ESPP stock-based compensation expense recognized in the three months ended January 28, 2017, includes the acceleration of all of the unamortized expense in the first quarter of fiscal year 2017 due to the suspension of the Company’s ESPP without concurrent replacement awards as required under the terms of the merger agreement with Broadcom.

The following table presents the unrecognized compensation expense, net of estimated forfeitures, by grant type and the related weighted-average periods over which this expense is expected to be recognized as of January 28, 2017 (in thousands, except for the weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (In years)
Stock options	$949	0.75
RSUs, including restricted stock units with market conditions	$145,530	1.99
The following table presents details on grants made by the Company for the following periods:

	Three Months Ended
	January 28, 2017		January 30, 2016
	Granted (Shares in thousands)	Weighted-Average Grant Date Fair Value	Granted (Shares in thousands)	Weighted-Average Grant Date Fair Value
RSUs, including stock units with market conditions	3,799	$9.13	3,476	$7.96
The total intrinsic value of stock options exercised for three months ended January 28, 2017, and January 30, 2016, was $8.6 million and $0.1 million, respectively.

12. Stockholders’ Equity
Dividends
During the three months ended January 28, 2017, the Company’s Board of Directors declared the following dividends (in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount Paid	Payment Date
November 20, 2016	$0.055	December 12, 2016	$22,346	January 4, 2017
Future dividends are subject to review and approval on a quarterly basis by the Company’s Board of Directors or a committee thereof, and are limited under the terms of the Merger Agreement (as defined in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements).
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

Accumulated Other Comprehensive Loss
The components of other comprehensive loss and related tax effects for the three months ended January 28, 2017, and January 30, 2016, are as follows (in thousands):

	Three Months Ended
	January 28, 2017			January 30, 2016
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$(450)	$41	$(409)	$(2,413)	$113	$(2,300)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	207	(22)	185	694	(68)	626
Net unrealized gains (losses) on cash flow hedges	(243)	19	(224)	(1,719)	45	(1,674)
Foreign currency translation adjustments	(1,360)	—	(1,360)	(2,203)	—	(2,203)
Total other comprehensive loss	$(1,603)	$19	$(1,584)	$(3,922)	$45	$(3,877)

(1)
For classification of amounts reclassified from accumulated other comprehensive loss into earnings as reported on the Company’s Condensed Consolidated Statements of Operations, see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements.

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended January 28, 2017, and January 30, 2016, are as follows (in thousands):

	Three Months Ended
	January 28, 2017			January 30, 2016
	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Beginning balance	$(871)	$(26,542)	$(27,413)	$(1,539)	$(23,463)	$(25,002)
Change in unrealized gains and losses	(409)	(1,360)	(1,769)	(2,300)	(2,203)	(4,503)
Net gains and losses reclassified into earnings	185	—	185	626	—	626
Net current-period other comprehensive loss	(224)	(1,360)	(1,584)	(1,674)	(2,203)	(3,877)
Ending balance	$(1,095)	$(27,902)	$(28,997)	$(3,213)	$(25,666)	$(28,879)

13. Income Taxes
In general, the Company’s provision for income taxes differs from the tax computed at the U.S. federal statutory tax rate due to state taxes, non-U.S. operations being taxed at rates lower than the U.S. federal statutory tax rate, non-deductible stock-based compensation expense, tax credits, and adjustments to unrecognized tax benefits. The non-U.S. operations primarily relate to its European, Asia Pacific, and Japanese subsidiaries.
The Company recorded an income tax benefit for the three months ended January 28, 2017, compared to an income tax expense for the three months ended January 30, 2016, primarily due to an operating loss before tax and a net discrete benefit from reserve releases as a result of reaching settlement on certain transfer pricing issues with the Geneva Tax Administration (“GTA”) during the three months ended January 28, 2017.
The effective tax rate for the three months ended January 28, 2017, was higher than the U.S. federal statutory tax rate of 35% primarily due to the impact of a net discrete benefit as a result of reaching settlement with the GTA on the small pre-tax loss.
The Company’s total gross unrecognized tax benefits, excluding interest and penalties, were $193.3 million as of January 28, 2017. If the total gross unrecognized tax benefits as of January 28, 2017, were recognized in the future, approximately $144.2 million would decrease the Company’s effective tax rate.

The IRS and other tax authorities regularly examine the Company’s income tax returns. In December 2016, the Company reached an agreement with the GTA for fiscal years through 2015, with the exception of fiscal year 2014. The timing of tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. Before the end of fiscal year 2017, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain tax examination periods will expire, or both. After the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to its unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments, and the impact of such settlements on the uncertainty in income taxes, the Company estimates the range of potential decreases in underlying uncertainty in income tax is between $0 and $2 million in the next 12 months.

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
At this time, the Company does not track its operating expenses by operating segments because management does not consider this information in its measurement of the performance of the operating segments. The Company also does not track all of its assets by operating segments. The majority of the Company’s assets as of January 28, 2017, were attributable to its U.S. operations.
Summarized financial information by reportable segment for the three months ended January 28, 2017, and January 30, 2016, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended January 28, 2017
Net revenues	$306,873	$173,744	$100,846	$581,463
Cost of revenues	75,730	90,925	47,685	214,340
Gross margin	$231,143	$82,819	$53,161	$367,123
Three months ended January 30, 2016
Net revenues	$347,058	$134,109	$93,117	$574,284
Cost of revenues	81,204	62,893	41,372	185,469
Gross margin	$265,854	$71,216	$51,745	$388,815

15. Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	January 28, 2017	January 30, 2016
Basic net income (loss) per share
Net income (loss) attributable to Brocade	$(5,681)	$93,646
Weighted-average shares used in computing basic net income (loss) per share	404,995	407,902
Basic net income (loss) per share—attributable to Brocade stockholders	$(0.01)	$0.23
Diluted net income (loss) per share
Net income (loss) attributable to Brocade	$(5,681)	$93,646
Weighted-average shares used in computing basic net income (loss) per share	404,995	407,902
Dilutive potential common shares in the form of stock options	—	1,332
Dilutive potential common shares in the form of other share-based awards	—	5,851
Weighted-average shares used in computing diluted net income (loss) per share	404,995	415,085
Diluted net income (loss) per share—attributable to Brocade stockholders	$(0.01)	$0.23
Antidilutive potential common shares in the form of: (1)
Warrants issued in conjunction with the 2020 Convertible Notes (2)	36,456	36,200
Stock options	1,944	1,874
Other share-based awards	8,957	984

(1)	These amounts are excluded from the computation of diluted net income (loss) per share.

(2)
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge and warrant transactions as described in Note 8, “Borrowings.” The 2020 Convertible Notes have no impact on diluted earnings per share until the average quarterly price of the Company’s common stock exceeds the adjusted conversion price of $15.77 per share. If the common stock price exceeds this adjusted conversion price, then, prior to conversion, the Company will calculate the effect of the additional shares that may be issued using the treasury stock method. If the average price of the Company’s common stock exceeds $20.45 per share for a quarterly period, the Company’s weighted-average shares used in computing diluted net income (loss) per share will be impacted by the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The convertible note hedge is not considered for purposes of the diluted earnings per share calculation, as its effect would be antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on December 16, 2016. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “expects,” “anticipates,” “assumes,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “should,” “could,” “depend,” “will,” “contemplate,” “predict,” “potential,” and variations of such words and similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” below.

Overview
We are a leading supplier of networking hardware, software, and services for businesses and organizations of various types and sizes. Our end customers include global enterprises and other organizations that use our products and services as part of their communications infrastructure. In addition, service providers, such as telecommunication firms, cable operators, and mobile carriers, use our products and services as part of their commercial operations. Our business is focused on two key markets. One is Storage Area Networking (“SAN”), where we offer our SAN products, including modular directors, fixed-configuration and embedded switches, and network management and monitoring capabilities. The second is Internet Protocol (“IP”) Networking, where we offer IP routers, Ethernet switches, wireless access points and controllers, network security, analytics, and monitoring, as well as products used to manage application delivery. Our IP Networking products are available in modular and fixed hardware-based form factors and can be deployed in both traditional network and next-generation fabric designs. Our IP Networking products also include a wide range of virtualized network software offerings. We also provide product-related customer support and services across all our businesses.
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
Our IP Networking business strategies are designed to support IP networking initiatives and intended to increase new customer accounts and expand our current market share through product innovations, acquisitions, and the development and expansion of our routes to market. Examples include the development of both IP and Ethernet fabric switches, next-generation routers, virtualized software networking products, and the acquisition of Ruckus Wireless, Inc. (“Ruckus”), which was completed on May 27, 2016. The Ruckus acquisition, which provides us access to both the Ruckus product portfolio and Ruckus’ channels to market, enhances our scale and competitive positioning in both the enterprise and service provider markets and complements our mobility strategy that we announced in February 2016. In the longer term, we expect the Ruckus acquisition to strengthen our ability to pursue emerging opportunities around 5G mobile services, the Internet of Things, Smart Cities, in-building LTE, and cellular/Wi-Fi convergence.
The success of our IP Networking business, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures, upgrading their wireline and wireless infrastructure at the network edge, and adopting our virtualized software-based networking solutions as part of the overall digital transformation happening in the marketplace. In particular, our future success in this area would be negatively impacted if the technological transition to virtual software-based solutions does not occur at the anticipated rate or at all. While our software networking license revenues have not been material to date, there is customer interest in software networking products. We plan to continue to support our growth strategy with continuous innovation, leveraging the strategic investments we have made in our core businesses, introducing new products, and enhancing our existing partnerships and forming new partnerships through our various distribution channels.
We continue to face multiple challenges as customers consider moving specific workloads to the cloud, evaluate hyper-converged architectures, and assess new architectures based on software, servers, and a mix of proprietary- and commodity-networking hardware. We also continue to be affected by worldwide macroeconomic conditions and face the possibility that these conditions could deteriorate and create a more cautious capital spending environment in the IT sector. In addition, U.S. federal customers are important to our business, and spending by the U.S. government can be variable and difficult to predict. We are also cautious about the stability and health of certain international markets and current global and country-specific dynamics, such as the drop in the value of the euro and the Chinese yuan versus the U.S. dollar in the past fiscal year, slowing economic growth in China, Russia-related geopolitical uncertainty, and the planned withdrawal of the United Kingdom from the European Union as voted by the British citizens during the June 23, 2016, referendum, also commonly known as “Brexit.” These factors may impact our business and those of our partners. Our diversified portfolio of products helps mitigate the effect of some of these challenges, and we expect IT spending levels to generally rise in the long term. However, it is difficult for us to offset the effects of short-term reductions in IT spending.

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
Our plans for our operating cash flows are to provide liquidity for operations, capital investment, and other strategic initiatives, including investments and acquisitions to strengthen our networking portfolios, and to return capital to stockholders. In the first quarter of fiscal year 2017, our Board of Directors declared and paid a quarterly cash dividend of $0.055 per share of our common stock for a total of $22.3 million. In addition, on February 22, 2017, our Board of Directors declared a quarterly cash dividend of $0.055 per share of our common stock to be paid on April 4, 2017, to stockholders of record as of the close of market on March 10, 2017. Future dividend payments are subject to review and approval on a quarterly basis by our Board of Directors, and are limited under the terms of the Merger Agreement (as defined below).
Pending Acquisition by Broadcom Limited
On November 2, 2016, we entered into a merger agreement (the “Merger Agreement”) with Broadcom Limited (“Broadcom”) under which Broadcom agreed to acquire us. Upon closing of the merger, our stockholders will receive $12.75 in cash, without interest, less any required tax withholding, for each share of Brocade common stock. Our stockholders adopted the Merger Agreement and approved certain related matters at a special meeting of stockholders held on January 26, 2017. Consummation of the merger remains subject to certain other customary closing conditions, including the receipt of certain governmental and regulatory approvals in various jurisdictions. The transaction is not subject to a financing condition.
Assuming timely satisfaction or waiver of the necessary closing conditions, we anticipate that the merger will be completed in the third quarter of fiscal year 2017. For additional information related to the merger, please refer to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.1 to this Form 10-Q. In addition, see Part II, Item 1A. Risk Factors of this Form 10-Q, which is incorporated herein by reference, for a discussion of certain risks due to the announcement and pendency of the proposed acquisition or the failure of the acquisition to be completed that could have a material adverse effect on our business and operating results. These risks include, but are not limited to, the diversion of management and employee attention, potential employee attrition, potential adverse reactions or changes to our business relationships with customers, partners, and suppliers and uncertainty surrounding our future plans and prospects.

Overview of Financial Results
The following table provides an overview of some of our financial results (in thousands, except percentages):

	Three Months Ended
	January 28, 2017	January 30, 2016
Total net revenues	$581,463	$574,284
Gross margin	$367,123	$388,815
Gross margin, as a percentage of total net revenues	63.1%	67.7%
Income from operations	$4,291	$120,966
Operating income, as a percentage of total net revenues	0.7%	21.1%
Net income (loss) attributable to Brocade Communications Systems, Inc.	$(5,681)	$93,646

Results of Operations
Our results of operations for the three months ended January 28, 2017, and January 30, 2016, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin for each reportable segment, which is indicated as a percentage of the respective reportable segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 28, 2017		January 30, 2016
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
SAN Products	$306,873	52.8%	$347,058	60.4%	$(40,185)	(11.6)%
IP Networking Products	173,744	29.9%	134,109	23.4%	39,635	29.6%
Global Services	100,846	17.3%	93,117	16.2%	7,729	8.3%
Total net revenues	$581,463	100.0%	$574,284	100.0%	$7,179	1.3%
The increase in total net revenues for the three months ended January 28, 2017, compared with the three months ended January 30, 2016, reflects higher sales for our IP Networking products and Global Services offerings, partially offset by lower sales for our SAN products, as further described below.

•
The decrease in SAN product revenues was caused by lower director and embedded switch product revenues, primarily due to the weaker demand for Fibre Channel-based storage combined with the uncertainty surrounding the pending acquisition of Brocade by Broadcom. While the average selling price per port was flat during the three months ended January 28, 2017, the number of ports shipped decreased by 11.5%;

•
The increase in IP Networking product revenues primarily reflects $72.1 million in additional revenue from our wireless products due to the May 2016 acquisition of Ruckus, partially offset by a decline in customer orders across our IP product portfolio primarily due to uncertainty surrounding the pending acquisition of Brocade by Broadcom and Broadcom’s announcement of its intent to divest the IP Networking business; and

•	The increase in Global Services revenues was primarily due to growth in support revenue from our wireless products from the acquisition of Ruckus.

Our total net revenues by geographic area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	January 28, 2017		January 30, 2016
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
U.S.	$272,320	46.8%	$316,351	55.1%	$(44,031)	(13.9)%
Europe, the Middle East and Africa (1)	196,558	33.8%	153,055	26.6%	43,503	28.4%
Asia Pacific	82,929	14.3%	66,578	11.6%	16,351	24.6%
Japan	19,070	3.3%	24,585	4.3%	(5,515)	(22.4)%
Canada, Central and South America	10,586	1.8%	13,715	2.4%	(3,129)	(22.8)%
Total net revenues	$581,463	100.0%	$574,284	100.0%	$7,179	1.3%

(1)	Includes net revenues of $106.5 million and $104.2 million for the three months ended January 28, 2017, and the three months ended January 30, 2016, respectively, relating to the Netherlands.
Revenues are attributed to geographic areas based on where our products are shipped. However, certain OEM partners take possession of our products domestically and then distribute these products to their international customers. We cannot be certain of the extent to which our domestic and international revenue mix is impacted by the logistics practices of our OEM partners. Unless we receive discrete shipment information from our OEM partners, we account for all domestically delivered OEM shipments as domestic revenue. Therefore, international revenues may comprise a larger percentage of our total net revenues than the attributed revenues above indicate.

International revenues for the three months ended January 28, 2017, increased to 53.2% as a percentage of total net revenues compared with 44.9% for the three months ended January 30, 2016, primarily due to a shift in the mix of OEM customer delivery locations for our SAN products.
A significant portion of our revenues is concentrated among a relatively small number of OEM customers. For the three months ended January 28, 2017, one customer individually accounted for 19% of our total net revenues. For the three months ended January 30, 2016, two customers individually accounted for 20% and 14% of our total net revenues for a combined total of 34% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM partners and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.
Gross margin. Gross margin is summarized as follows (in thousands, except percentages). Gross margin as a percentage of net revenues is indicated as a percentage of the respective reportable segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.

	Three Months Ended
	January 28, 2017		January 30, 2016
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/(Decrease)	% Points Change
SAN Products	$231,143	75.3%	$265,854	76.6%	$(34,711)	(1.3)%
IP Networking Products	82,819	47.7%	71,216	53.1%	11,603	(5.4)%
Global Services	53,161	52.7%	51,745	55.6%	1,416	(2.9)%
Total gross margin	$367,123	63.1%	$388,815	67.7%	$(21,692)	(4.6)%
The changes in gross margin percentage for each reportable segment for the three months ended January 28, 2017, compared with the three months ended January 30, 2016, were primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues decreased primarily due to lower revenue, as well as an increase in overhead costs from increased incentive compensation and annual merit-based increases in salaries. In addition, the SAN business experienced an increase in certain component costs related to Gen 6 product shipments;

•
IP Networking gross margins relative to net revenues decreased primarily due to higher amortization of IP Networking-related intangible assets and an increase in excess and obsolete charges for the data center and campus switching business product lines. In addition, overhead costs grew primarily due to increased personnel and the related costs as a result of the Ruckus acquisition in May 2016. This is partially offset by higher product margins due to revenue from the acquired wireless products and reductions in direct product cost; and

•
Global Services gross margins relative to net revenues decreased primarily due to growth in personnel as a result of the Ruckus acquisition. As a result of these increases in personnel, Global Services has seen an increase in stock-based compensation expense primarily due to the suspension of our employee stock purchase plan (“ESPP”) without concurrent replacement awards as required under the terms of the merger agreement with Broadcom, thereby resulting in the need to accelerate the unamortized expense in the first quarter of fiscal year 2017. Stock-based compensation expense also increased primarily due to awards granted to Ruckus employees in connection with the acquisition, higher grant-date fair values of restricted stock units (“RSU”s) granted in the recent past, as well as the lower estimated forfeiture rates used in the first quarter of fiscal year 2017. This is partially offset by an increase in support revenue from the acquisition of Ruckus.

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
R&D expenses are summarized as follows (in thousands, except percentages):

	January 28, 2017		January 30, 2016
R&D expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$123,503	21.2%	$93,257	16.2%	$30,246	32.4%
R&D expenses increased for the three months ended January 28, 2017, compared with the three months ended January 30, 2016, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$18,762
Stock-based compensation expense	6,598
Expenses related to legal, IT, facilities, and other shared functions	3,256
Outside services and other marketing expense	1,907
Various individually insignificant items	(277)
Total change	$30,246
Salaries and other compensation increased primarily due to increased personnel and related costs as a result of the Ruckus acquisition, annual merit-based increases in salaries, and higher incentive compensation. Stock-based compensation expense increased primarily due to the suspension of our ESPP without concurrent replacement awards as required under the terms of the merger agreement with Broadcom, thereby resulting in the need to accelerate the unamortized expense in the first quarter of fiscal year 2017. In addition, RSU expense increased primarily due to awards granted to Ruckus employees in connection with the acquisition, higher grant-date fair values of RSUs granted in the recent past, as well as the lower estimated forfeiture rates used in the first quarter of fiscal year 2017. Expenses related to legal, IT, facilities, and other shared functions increased primarily due to higher overall costs primarily related to the Ruckus acquisition. Outside services and other marketing expense increased primarily due to increased contract workers and consulting services as a result of the Ruckus acquisition, partially offset by a decrease in expense related to product testing and a decrease in country certification expenses due to renewals for existing products rather than new certifications for new products.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and allocated expenses related to legal, IT, facilities, and other shared functions.
S&M expenses are summarized as follows (in thousands, except percentages):

	January 28, 2017		January 30, 2016
S&M expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$180,201	31.0%	$151,827	26.4%	$28,374	18.7%

S&M expenses increased for the three months ended January 28, 2017, compared with the three months ended January 30, 2016, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$24,489
Stock-based compensation expense	5,736
Expenses related to legal, IT, facilities, and other shared functions	2,042
Outside services and other marketing expense	(3,088)
Various individually insignificant items	(805)
Total change	$28,374
Salaries and other compensation increased primarily due to increased personnel and related costs as a result of the Ruckus acquisition, annual merit-based increases in salaries, increased costs of employment-related benefits, and higher variable incentive compensation. Stock-based compensation expense increased primarily due to the suspension of our ESPP without concurrent replacement awards as required under the terms of the merger agreement with Broadcom, thereby resulting in the need to accelerate the unamortized expense in the first quarter of fiscal year 2017. In addition, RSU expense increased primarily due to awards granted to Ruckus employees in connection with the acquisition, higher grant-date fair values of RSUs granted in the recent past, as well as the lower estimated forfeiture rates used in the first quarter of fiscal year 2017. Expenses related to legal, IT, facilities, and other shared functions allocated to S&M activities increased primarily due to higher overall costs related to the Ruckus acquisition. Outside services and other marketing expense decreased primarily due to lower marketing program spending and decreased investment in the go-to-market strategy for our software business.
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
G&A expenses are summarized as follows (in thousands, except percentages):

	January 28, 2017		January 30, 2016
G&A expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$33,497	5.8%	$22,429	3.9%	$11,068	49.3%
G&A expenses increased for the three months ended January 28, 2017, compared with the three months ended January 30, 2016, primarily due to the following (in thousands):

Increase
Stock-based compensation expense	$6,390
Salaries and other compensation	2,463
Outside services and other expense	1,179
Various individually insignificant items	1,036
Total change	$11,068
Stock-based compensation expense increased primarily due to the suspension of our ESPP without concurrent replacement awards as required under the terms of the merger agreement with Broadcom, thereby resulting in the need to accelerate the unamortized expense in the first quarter of fiscal year 2017. In addition, RSU expense increased primarily due to awards granted to Ruckus employees in connection with the acquisition, higher grant-date fair values of RSUs granted in the recent past, as well as the lower estimated forfeiture rates used in the first quarter of fiscal year 2017. Salaries and other compensation expense increased primarily due to annual merit-based increases in salaries, increased personnel and related costs as a result of the Ruckus acquisition, increased costs of employment-related benefits, and higher incentive compensation. Outside services and other expense increased primarily due to increased audit fees mainly related to the acquisition of Ruckus, and increased tax and consulting services.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	January 28, 2017		January 30, 2016
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$7,594	1.3%	$902	0.2%	$6,692	741.9%
The increase in amortization of intangible assets for the three months ended January 28, 2017, compared with the three months ended January 30, 2016, was primarily due to the addition of intangible assets in connection with the acquisition of Ruckus in the third fiscal quarter of 2016 (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
Acquisition and integration costs. Acquisition and integration costs are summarized as follows (in thousands, except percentages):

	January 28, 2017		January 30, 2016
Acquisition and integration costs:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$18,037	3.1%	$—	—%	$18,037	*

* Not meaningful
The increase in acquisition and integration costs for the three months ended January 28, 2017, compared with the three months ended January 30, 2016, was primarily due to the $13.2 million in transaction costs relating to our pending acquisition by Broadcom and $4.8 million in primarily consulting services and other professional fees incurred in connection with the Ruckus acquisition (see Note 3, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements). We had no similar costs in the three months ended January 30, 2016.
Restructuring and other related benefits. Restructuring and other related benefits are summarized as follows (in thousands, except percentages):

	January 28, 2017		January 30, 2016
Restructuring and other related benefits:	Benefit	% of Net Revenues	Benefit	% of Net Revenues	Decrease	% Change
Three months ended	$—	—%	$(566)	(0.1)%	$566	(100.0)%
We did not incur any restructuring and other related benefits for the three months ended January 28, 2017. Restructuring and other related benefits for the three months ended January 30, 2016, were primarily due to a favorable change in lease terms for a certain facility. (see Note 7, “Restructuring and Other Related Benefits,” of the Notes to Condensed Consolidated Financial Statements).
Interest expense. Interest expense primarily represents the interest cost associated with our senior secured notes, senior unsecured notes, and convertible senior unsecured notes (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Interest expense is summarized as follows (in thousands, except percentages):

	January 28, 2017		January 30, 2016
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$(15,493)	(2.7)%	$(9,865)	(1.7)%	$(5,628)	(57.1)%
Interest expense increased for the three months ended January 28, 2017, compared with the three months ended January 30, 2016, primarily due to the additional $800.0 million term loan borrowing we completed in the third quarter of fiscal year 2016 to fund the Ruckus acquisition (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).

Interest and other income, net. Interest and other income, net, is summarized as follows (in thousands, except percentages):

	January 28, 2017		January 30, 2016
Interest and other income, net:	Income	% of Net Revenues	Income	% of Net Revenues	Decrease	% Change
Three months ended	$458	0.1%	$669	0.1%	$(211)	(31.5)%
The decrease in interest and other income, net, for the three months ended January 28, 2017, compared with the three months ended January 30, 2016, was not material.
Income tax expense (benefit). Income tax expense (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended
	January 28, 2017	January 30, 2016
Income tax expense (benefit)	$(4,900)	$18,124
Effective tax rate	45.6%	16.2%
In general, our provision for income taxes differs from the tax computed at the U.S. federal statutory tax rate due to state taxes, non-U.S. operations being taxed at rates lower than the U.S. federal statutory tax rate, non-deductible stock-based compensation expense, tax credits, and adjustments to unrecognized tax benefits. The non-U.S. operations primarily relate to our European, Asia Pacific, and Japanese subsidiaries.
We recorded an income tax benefit for the three months ended January 28, 2017, compared to an income tax expense for the three months ended January 30, 2016, primarily due to an operating loss before tax and a net discrete benefit from reserve releases as a result of reaching settlement on certain transfer pricing issues with the Geneva Tax Administration (“GTA”) during the three months ended January 28, 2017.
The effective tax rate for the three months ended January 28, 2017, was higher than the U.S. federal statutory tax rate of 35% primarily due to the impact of a net discrete benefit as a result of reaching settlement with the GTA on the small pre-tax loss.
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
For further discussion of our income tax provision, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	January 28, 2017	October 29, 2016	Decrease
	(In thousands)
Cash and cash equivalents	$1,230,253	$1,257,075	$(26,822)
Percentage of total assets	25%	25%
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

Based on past performance and current expectations, we believe that for at least the next 12 months, internally generated cash flows and cash on hand will be generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements, including our debt service requirements. In addition, we have up to $100 million available under our revolving credit facility to provide additional liquidity. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity of, availability of, or our requirements for, capital resources.

Financial Condition
Our operating cash flows provide liquidity for operations, capital investment, and other strategic initiatives, including investments and acquisitions to strengthen our networking portfolios, and to return capital to stockholders. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. Beginning in the third quarter of fiscal year 2015, our Board of Directors increased our quarterly cash dividend to $0.045 per share of our common stock. Beginning in the third quarter of fiscal year 2016, our Board of Directors increased our quarterly cash dividend to and subsequently declared a dividend of $0.055 per share of our common stock. On February 22, 2017, our Board of Directors declared a quarterly cash dividend of $0.055 per share of our common stock to be paid on April 4, 2017, to stockholders of record as of the close of market on March 10, 2017. Future dividends are subject to review and approval on a quarterly basis by our Board of Directors, and are limited under the terms of the Merger Agreement.
Net cash used in operating activities for the three months ended January 28, 2017, totaled $2.8 million and was primarily due to our net loss excluding non-cash items, partially offset by cash used for changes in assets and liabilities.
Net cash used in investing activities for the three months ended January 28, 2017, totaled $12.1 million and was primarily the result of $12.3 million in purchases of property and equipment.
Net cash used in financing activities for the three months ended January 28, 2017, totaled $10.9 million and was primarily the result of $22.3 million in cash dividend payments and $20.0 million in voluntary prepayment of principal related to the term loan facility of $800.0 million (the “Term Loan Facility”) in connection with our acquisition of Ruckus, partially offset by the $28.0 million in proceeds from the issuance of common stock from the Employee Stock Purchase Plan purchases and stock option exercises. Effective November 2, 2016, stock repurchases are restricted under the terms of the Merger Agreement.
Net proceeds from the issuance of common stock in connection with employee participation in our equity compensation plans have historically been a significant component of our liquidity. The extent to which we receive proceeds from these plans can increase or decrease based upon changes in the market price of our common stock, and from the amount and type of awards granted. For example, we have changed the mix of restricted stock unit and stock option awards granted towards granting fewer stock option awards in recent years, which reduces the net proceeds from the issuance of common stock in connection with participation in our equity compensation plans. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in our equity compensation plans has varied over time. In addition, our incoming cash flow will be impacted by the suspension of the ESPP, which took effect in the first quarter of fiscal year 2017, without concurrent replacement awards as required under the terms of the merger agreement with Broadcom.
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

Summary of Cash Flows Data

	Three Months Ended
	January 28, 2017	January 30, 2016
	(In thousands)
Net cash provided by (used in) operating activities	$(2,806)	$112,200
Net cash used in investing activities	(12,091)	(23,589)
Net cash used in financing activities	(10,917)	(136,168)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,008)	(1,316)
Net decrease in cash and cash equivalents	$(26,822)	$(48,873)

Three Months Ended January 28, 2017, Compared to Three Months Ended January 30, 2016
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities decreased by $115.0 million primarily due to lower revenue and the related net loss position for the three months ended January 28, 2017, as compared to the net income for the three months ended January 30, 2016, as well as due to decreased accounts receivable collections.
Investing Activities. Net cash used in investing activities decreased by $11.5 million due to a decrease in cash used to purchase property and equipment during the three months ended January 28, 2017, as compared to the three months ended January 30, 2016.
Financing Activities. Net cash used in financing activities decreased by $125.3 million primarily due to no common stock repurchases in the three months ended January 28, 2017, as compared to the three months ended January 30, 2016, partially offset by the $20.0 million increase in payment of principal related to the Term Loan Facility.

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
Our existing cash and cash equivalents totaled $1,230.3 million as of January 28, 2017. Of this amount, approximately 90% was held by our foreign subsidiaries. We do not currently anticipate a need for these funds held by our foreign subsidiaries for our domestic operations, including dividends, payment of interest on our debt, and mandatory repayment of our Term Loan Facility, and our intent is to permanently reinvest such funds outside of the United States. Under current tax laws and regulations, if these funds are distributed to any of our United States entities in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Unsecured Notes. In January 2013, we issued $300.0 million in aggregate principal amount of the 2023 Notes. We used the proceeds and cash on hand to redeem all of the outstanding 6.625% senior secured notes due 2018 in the second quarter of fiscal year 2013.
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
These covenants are subject to a number of other limitations and exceptions as set forth in the 2023 Indenture. We were in compliance with all applicable covenants of the 2023 Indenture as of January 28, 2017.

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
There were no principal amounts outstanding under the Revolving Facility, and the full $100.0 million was available for future borrowing under the Revolving Facility as of January 28, 2017. During the three months ended January 28, 2017, we made a voluntary prepayment of $20.0 million towards the principal of the Term Loan Facility.
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
These covenants are subject to a number of other limitations and exceptions as set forth in the Credit Agreement. We were in compliance with all applicable covenants of the Credit Agreement as of January 28, 2017.
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

Impact of Broadcom Acquisition. The consummation of the proposed acquisition of Brocade by Broadcom would constitute a “Fundamental Change” under the terms of the 2020 Convertible Notes and a “Change in Control” under the Credit Agreement, would result in a termination of the warrant transactions Brocade entered into in connection with the 2020 Convertible Notes, and could result in a “Change of Control Triggering Event” under the 2023 Notes. In addition, the consummation of the proposed acquisition would result in a temporary adjustment to the conversion rate for the 2020 Convertible Notes. The payment obligations arising out of the occurrence of such events could materially impact Brocade’s cash flows and financial position, and Brocade and/or the acquirer may not have enough available cash or be able to obtain financing on acceptable terms (or at all) at the time to discharge those payment obligations. See “Risk Factors - The consummation of the proposed Broadcom acquisition could result in substantial obligations becoming payable in respect of the 2020 Convertible Notes, the Warrant Transactions, the 2023 Notes, and the Credit Agreement, which could negatively impact Brocade’s cash flows and financial position” and Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Share Repurchase Program. As of January 28, 2017, our Board of Directors had authorized a total of approximately $3.5 billion for the repurchase of our common stock since the inception of the program in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, the trading price of our common stock, and other factors, including alternative investment opportunities. For the three months ended January 28, 2017, we had no share repurchases. Approximately $979.4 million remained authorized for future repurchases under this program as of January 28, 2017. We are generally prohibited under the terms of the Merger Agreement with Broadcom from executing repurchases under this program.

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of January 28, 2017 (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Term Loan Facility (1)	$819,642	$96,800	$188,343	$534,499	$—
Convertible senior unsecured notes due 2020 (1)	598,045	7,906	15,139	575,000	—
Senior unsecured notes due 2023 (1)	382,831	13,875	27,750	27,750	313,456
Non-cancellable operating leases (2)	89,414	20,319	26,974	22,462	19,659
Purchase obligations (1)	14,613	2,445	4,056	4,056	4,056
Purchase commitments, gross (3)	153,129	153,129	—	—	—
Total contractual obligations	$2,057,674	$294,474	$262,262	$1,163,767	$337,171
Other Commitments:
Standby letters of credit	$127	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$195,917	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $0.6 million, which consists of $0.3 million to be received in less than one year, $0.2 million to be received in one to three years, and the remaining $24.0 thousand to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued reserves of $2.1 million for estimated purchase commitments that we do not expect to utilize in normal operations within the next 12 months, in accordance with our policy.

(4)	As of January 28, 2017, we had a gross liability for unrecognized tax benefits of $193.3 million and an accrual for the payment of related interest and penalties of $2.7 million.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of January 28, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

Critical Accounting Policies and Estimates
There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended January 28, 2017, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

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
Interest Rate Risk
Our exposure to market risk due to changes in the general level of U.S. interest rates relates primarily to our Term Loan Facility and cash equivalents.
We are exposed to changes in interest rates as a result of our borrowings under our Term Loan Facility, which in the first quarter of fiscal year 2017, bore interest at floating rates based on LIBOR, plus a 1.5% interest margin. Based on outstanding principal indebtedness of $760.0 million under our Term Loan Facility as of January 28, 2017, if market rates average 1% above the current interest rate, our annual interest expense would increase by approximately $7.6 million. Our remaining material borrowings as of January 28, 2017, bear interest at fixed rates, and therefore were not sensitive to changes in interest rates.
Our cash and cash equivalents are primarily maintained at eight major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We had $871.8 million invested in money market funds as of January 28, 2017, which were not materially sensitive to changes in interest rates due to the short duration of these investments.
We were not subject to material interest rate risk in geographical areas outside of the United States as a substantial portion of our cash and cash equivalents is invested in money market funds in U.S. dollars that have a fixed share price.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the three months ended January 28, 2017, were the British pound, the euro, the Indian rupee, the Chinese yuan, the Singapore dollar, the Swiss franc, the Japanese yen, and the Australian dollar. Because we report in U.S. dollars and we have a net expense position in foreign currencies, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.

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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of January 28, 2017, the gross notional amount of our cash flow derivative instruments was $123.7 million, and we had hedges in place through October 4, 2017.
We have performed a sensitivity analysis as of January 28, 2017, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on January 28, 2017. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of January 28, 2017.
Equity Price Risk
From time to time, we have made equity investments in companies that develop technology or provide services that are complementary to, or broaden the markets for, our products or services and further our business objectives. We had no investments in publicly traded equity securities as of January 28, 2017. The aggregate cost of our equity investments in non-publicly traded companies was $4.9 million as of January 28, 2017. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On January 27, 2017, the last business day of our first fiscal quarter of 2017, the last reported sale price of our common stock on the NASDAQ Global Select Market was $12.48 per share.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act, that occurred during the quarter ended January 28, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
Acquisition-Related Litigation
The information set forth under the heading “Ruckus Acquisition-Related Litigation,” “Ruckus Acquisition-Related Appraisal Demand,” and “Broadcom Acquisition-Related Litigation” in Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
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

Item 1A. Risk Factors

The announcement and pendency of Brocade’s agreement to be acquired by Broadcom Limited (“Broadcom”) and Broadcom’s planned divestiture of Brocade’s Internet Protocol (“IP”) Networking business has had and may continue to have an adverse effect on Brocade’s business and operating results.

On November 2, 2016, Brocade entered into a merger agreement with Broadcom under which Broadcom agreed to acquire Brocade. In connection with the announcement of the proposed acquisition, Broadcom announced its intention to retain Brocade’s Storage Area Networking (“SAN”) business and divest Brocade’s IP Networking business. Brocade’s pending acquisition by Broadcom, and Broadcom’s announcement of its plans to divest Brocade’s IP Networking business, has had and may continue to have an adverse effect on Brocade’s revenue in the near term if its customers delay, defer, or cancel purchases pending completion of the transactions. In addition, Broadcom’s announcement on February 22, 2017, that it plans to divest Brocade’s wireless and campus businesses to ARRIS International plc following Broadcom’s acquisition of Brocade may create additional uncertainty. Current and prospective customers of Brocade’s products and services, including its SAN and IP Networking solutions, have been and may continue to be reluctant to purchase Brocade solutions due to potential uncertainty about the direction of its offerings and the support and service of its offerings following consummation of the transactions. Brocade is subject to additional risks in connection with the announcement and pendency of the proposed transactions, including:

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

•	continued erosion of EBITDA that may lead to noncompliance with debt financial covenants and erosion of domestic cash;

•
adverse effects on Brocade’s ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the proposed transactions, and the possibility that Brocade’s employees could lose productivity as a result of uncertainty regarding their employment following the proposed transactions;

•	the pendency and outcome of the legal proceedings that have been or may be instituted against Brocade, its directors, executive officers and others relating to the proposed transactions;

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
As noted above, on February 22, 2017, Broadcom announced that it plans to divest Brocade’s wireless and campus businesses to ARRIS International plc following Broadcom’s acquisition of Brocade. Uncertainties regarding that transaction and Broadcom’s planned divestiture of other components of Brocade’s IP Networking business, including the completion and timing of any such divestiture, the identity of the buyer or buyers, and the terms and conditions of any such transaction or transactions, have exacerbated and may continue to exacerbate certain of the risks described above in relation to this business.

The failure to complete Brocade’s pending acquisition by Broadcom may adversely affect Brocade’s business and stock price.

Consummation of the acquisition is subject to certain customary closing conditions, including, without limitation: the absence of legal impediments; the expiration or termination of the required waiting periods (as extended pursuant to the request for additional information and documentary materials, commonly referred to as a “second request,” received from the Federal Trade Commission on February 3, 2017) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; antitrust regulatory approval in the People’s Republic of China, the European Union and Japan; and review and clearance by the Committee on Foreign Investment in the United States. There can be no assurance that these conditions to the completion of the merger will be satisfied in a timely manner or at all. If the merger is not completed, Brocade’s stock price could fall to the extent its current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, Brocade may suffer other consequences that could adversely affect its business, operating results and stock price including the following:

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

The merger agreement with Broadcom limits Brocade’s ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The merger agreement contains provisions that limit Brocade’s ability to pursue an alternative acquisition transaction. These or other provisions may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Brocade from considering or proposing an acquisition.

Litigation challenging the merger agreement may prevent the merger from being consummated at all or within the expected time frame and may result in substantial costs to Brocade.

In December 2016 and January 2017, six putative class-action lawsuits (the “Broadcom acquisition-related matters”) were commenced against, among others, Brocade and its directors in the United States District Court for the Northern District of California. The complaints each allege violations of Sections 14(a) and 20(a) of the Exchange Act and one or more SEC rules arising out of Brocade’s preliminary and definitive proxy statements filed with the SEC on December 6 and December 20, 2016, respectively, relating to the proposed merger. Among other things, the plaintiffs in these actions seek to enjoin the defendants from consummating the proposed merger. Brocade stockholders, as plaintiffs, may initiate further stockholder class-action lawsuits also seeking, among other things, to enjoin consummation of the merger. One of the conditions to the consummation of the merger is that no governmental entity of competent jurisdiction shall have issued an order or decree which prohibits or prevents the consummation of the merger on the terms contemplated in the merger agreement. There can be no assurance that Brocade and the other defendants in these lawsuits will be successful in their defenses. An unfavorable outcome in any such lawsuit could prevent or delay the consummation of the merger and, regardless of the outcome, may result in substantial costs to Brocade and may otherwise negatively affect its business and operations. For additional information regarding the Broadcom acquisition-related matters, see Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

The consummation of the proposed Broadcom acquisition could result in substantial obligations becoming payable in respect of the 2020 Convertible Notes, the Warrant Transactions, the 2023 Notes, and the Credit Agreement, which could negatively impact Brocade’s cash flows and financial position.

The proposed acquisition of Brocade by Broadcom would constitute a “Fundamental Change” under the terms of the 2020 Convertible Notes, would constitute a “Change in Control” under the Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, and certain other lenders (collectively, the “Lenders”), would result in a termination of the Warrant Transactions, and could result in a “Change of Control Triggering Event” under the 4.625% senior notes due 2023 (the “2023 Notes”). In addition, the consummation of the proposed transaction would result in a temporary adjustment to the conversion rate for the 2020 Convertible Notes. Specifically:

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

•
Holders of the 2023 Notes have the right to require Brocade to repurchase their notes upon the occurrence of a “Change of Control Triggering Event” (as defined in the indenture governing the 2023 Notes), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any. The proposed Broadcom acquisition would result in a Change of Control Triggering Event if the acquisition were accompanied or followed within a specified period by certain downgrades of the ratings of the 2023 Notes.

•
A “Change of Control” under the Credit Agreement would constitute an event of default and permit the Lenders to cause the acceleration of the repayment of all of the outstanding amounts owed thereunder.

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
Cisco maintains a dominant position in the networking market; however, customers also have many choices in both traditional and emerging networking technology and networking providers. These other competitors in the networking market include A10 Networks, Inc.; Arista Networks, Inc.; Avaya Inc.; Dell, Inc. (now, Dell Technologies Inc. (“Dell Technologies”)); Extreme Networks, Inc.; F5 Networks, Inc.; HPE; Huawei Technologies Co. Ltd.; Juniper; and Nokia Corporation (“Nokia”). Many of Brocade’s competitors have longer operating histories; greater financial, technical, sales, marketing, and other resources; more name recognition; and larger customer-installed bases than Brocade. These companies’ businesses may have better economies of scale, and therefore these companies could also adopt more aggressive pricing policies than Brocade. Some of these companies’ brands are better known by end users than Brocade’s brand, and channel partners often prefer to sell well-known brands to end-user accounts. In addition, some of Brocade’s current and potential competitors have in the past, and could in the future, enhance their business models through acquisitions, divestitures, or new strategic alliances designed to enable them to better compete for customers by offering more comprehensive solutions. For example, in recent years, Dell Technologies acquired EMC Corporation (now, “Dell EMC”), Cavium, Inc. (“Cavium”) acquired QLogic Corporation, and Nokia acquired Alcatel-Lucent. Such industry consolidation may increase competitive dynamics in Brocade’s markets, impact Brocade’s partner ecosystem, and limit certain routes to market for Brocade’s solutions. Also, any one of these competitors could devote more resources to develop, promote, and sell their products, and, therefore, could respond more quickly to changes in customer or market requirements and adopt more aggressive pricing policies. Brocade’s failure to successfully compete in the networking market would harm its business and financial results.

Conditions in the SAN market could adversely affect Brocade’s business, financial results, and growth prospects.

Approximately one-half of Brocade’s fiscal year 2016 revenue was generated from its SAN business. As such, Brocade’s business, financial results, and growth prospects may be impacted significantly by changes in SAN market conditions. For example, total SAN market revenue contracted in calendar year 2015 and through the first three calendar quarters of 2016 due to, among other factors, the increasing efficiency of SAN products, the adoption of other networking protocols, changes in data center architectures, hyper-converged solutions and other new storage technologies, and the other competitive factors described in the risk factor above.

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

Brocade’s SAN business depends on recurring purchases from a limited number of large OEM partners for a substantial portion of its revenues, specifically Dell EMC, HPE, and International Business Machines Corporation (“IBM”). As a result, revenues from these large OEM partners have a significant impact on Brocade’s quarterly and annual financial results. For fiscal years 2016, 2015, and 2014, these three OEM partners each represented 10% or more of Brocade’s total net revenues, for a combined total of 36%, 41%, and 46% of total net revenues, respectively. Brocade’s agreements with its OEM partners are typically cancellable and nonexclusive, and have no minimum or specific timing requirements for purchases. Brocade’s OEM partners could increase the amount purchased from Brocade’s competitors, introduce their own technology, or experience lower demand for Brocade SAN products from their end customers.
Also, one or more of Brocade’s OEM partners could elect to divest certain lines of business, split their business, or consolidate or enter into a strategic partnership with one of Brocade’s competitors, such as IBM’s sale of certain lines of business to Lenovo Group Limited, HPE becoming a separate public company, and the acquisition of the former EMC Corporation by Dell Technologies, which could reduce or eliminate Brocade’s revenue opportunities with that OEM partner. In addition, business execution or other operating performance issues experienced by Brocade’s OEM partners has in the past and may in the future adversely affect Brocade’s revenue and financial results. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. Brocade’s business and financial results could be harmed by the loss of any one significant OEM partner, a decrease in the level of sales to any one such partner, a change in any one such partner’s go-to-market strategy, or an unsuccessful negotiation on key terms, conditions, or timing of purchase orders placed during a quarter.

Brocade may not realize the anticipated benefits of past or future acquisitions, divestitures, and strategic investments, and the integration of acquired companies or technologies or divestiture of businesses may negatively impact Brocade’s business and financial results.

Brocade has acquired—or made strategic investments in—other companies, products, or technologies, and Brocade may make additional acquisitions and strategic investments in the future. For example, in the third quarter of fiscal year 2016, Brocade acquired Ruckus. The ability of Brocade to realize the anticipated benefits of its acquisitions and strategic investments involves numerous risks, including, but not limited to, the following:

•	The target market for the acquired products may not develop within the expected time frame or may evolve in a different technical direction;

•	Difficulties in successfully integrating the acquired businesses and realizing any expected synergies, including failure to integrate successfully the sales organizations;

•	Failure to communicate to customers the capabilities of the combined company;

•	Unanticipated costs, litigation, and other contingent liabilities, including liabilities associated with acquired intellectual property;

•	Diversion of management’s attention from Brocade’s daily operations and business;

•
Adverse effects on existing business relationships with suppliers and customers, including delays or cancellations of customer purchases, as well as revenue attrition in excess of anticipated levels if existing customers alter or reduce their historical buying patterns;

•	Risks associated with entering into markets in which Brocade has limited or no prior experience, including the potential for a lower level of understanding of specific market dynamics;

•	Inability to attract and retain key employees;

•	Inability to successfully develop new products and services on a timely basis to address the market opportunities of the combined company;

•	Inability to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company;

•	Inability to qualify the combined company’s products with OEM partners on a timely basis, or at all;

•	Inability to successfully integrate financial reporting and IT systems;

•	Inability to develop software-oriented back-office systems and processes necessary to sell and support a variety of software-based offerings;

•	Failure to successfully manage additional business locations, including the infrastructure and resources necessary to support and integrate such locations;

•
Assumption or incurrence of debt and contingent liabilities and related obligations to service such liabilities and potential limitations on Brocade’s operations in order to satisfy financial and other negative operating covenants;

•
Additional costs, such as increased costs of manufacturing and service; costs associated with excess or obsolete inventory; costs of employee redeployment, relocation, and retention, including salary increases or bonuses; accelerated amortization of deferred equity compensation, severance payments, reorganization, or closure of facilities; taxes; advisor and professional fees; and termination of contracts that provide redundant or conflicting services; and

•
The impact of acquisition- and integration-related costs, goodwill or in-process research and development impairment charges, amortization costs for acquired intangible assets, and acquisition accounting treatment, including the loss of deferred revenue and increases in the fair values of inventory and other acquired assets, on Brocade’s operating results and financial condition.

Integration and other risks associated with acquisitions can be more pronounced for larger and more complicated transactions. For example, Brocade completed its acquisition of Ruckus in May 2016 and is in the process of combining the businesses and operations of the two companies. The size of the Ruckus acquisition increases both the scope and consequence of the ongoing risks and challenges associated with those efforts. In addition, Brocade’s ability to integrate Ruckus is further challenged by the pending acquisition of Brocade by Broadcom and Broadcom’s intent to divest Brocade’s IP Networking business, which includes Ruckus. Brocade may not successfully address those risks and challenges in a timely manner, or at all. If that occurs, Brocade may not fully realize all of the anticipated benefits of the Ruckus acquisition, and its revenue, expenses, operating results and financial condition could be adversely affected.
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

In recent years, the rate of economic growth in the United States has moderated and in certain other countries, including China, has significantly declined. In addition, uncertainty exists about the future growth of the domestic and international economies. Such uncertainty and slowdowns have resulted in, and may again result in, lower growth or a decline in IT-related spending, and, consequently, lead to lower growth or a decline in the networking market (including high-performance data networking solutions). Historically, IT spending has declined as general economic and market conditions have worsened due to geopolitical uncertainty. In addition, IT spending by international customers may decline if the value of the local currencies weaken against the U.S. dollar. Brocade is particularly susceptible to reductions in IT spending because the purchase of networking solutions is often discretionary and may involve a significant commitment of capital and other resources. The loss or delay of orders from any of Brocade’s more significant customers, such as individual branches or agencies within the U.S. federal government, or customers within the service provider, financial services, education (including technology improvements for schools funded by the U.S. federal government commonly known as the E-Rate program), and health sectors, could also cause Brocade’s revenue and profitability to suffer. For example, Brocade’s revenue and operating results could be negatively impacted if the U.S. federal government experiences delays in procurement due to longer decision-making time frames and/or a shift in IT procurement priorities. Economic uncertainty has caused, and may cause further, reductions in Brocade’s revenue, profitability, and cash flows, along with increased price competition, increased operating costs, and longer fulfillment cycles. Moreover, economic uncertainty may exacerbate many other risks noted elsewhere in this Form 10-Q, which could adversely affect Brocade’s business operations and financial condition.

Brocade’s future revenue growth depends on its ability to successfully introduce and achieve market acceptance of new products, services, and support offerings on a timely basis.

Developing new products, services (including software networking), and support offerings requires significant upfront investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve market acceptance of its new product and support offerings on a timely basis in order to realize the benefits of its investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet and adoption of new technologies, such as software-defined networking, network functions virtualization, and Wi-Fi-related cloud services, is characterized by rapidly changing technology, accelerated product introduction cycles, changes in customer requirements, and evolving industry standards. In addition, many of Brocade’s new products, services, and support offerings will be directed toward customers, including hyperscale cloud providers and large service providers, with whom Brocade does not have strong existing sales relationships and who may require longer periods of time to evaluate products prior to making purchases. Sales to these customers may be challenging because sales are often based on long-term relationships and network incumbency and the complex system environments maintained by these customers often require interoperation with a variety of other vendors and back-office applications. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of both new and existing customers by: allowing connectivity to other devices and partnering effectively; keeping pace with technological developments and emerging industry standards; and delivering high-quality, reliable, and cost-effective products, product enhancements, and services and support offerings on a timely basis.
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
In addition, the pending acquisition of Brocade by Broadcom, and Broadcom’s planned divestiture of Brocade’s IP Networking business, has had and may continue to have an adverse effect on Brocade’s ability to retain and motivate current employees or attract and retain prospective employees, each of whom may be uncertain about their future roles and relationships following the completion of the transactions. Further, Brocade’s ability to change compensation or take other actions to retain employees is limited under the merger agreement. Attrition of Brocade’s employees will likely have an adverse effect on Brocade’s business.

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
Additionally, if an actual or perceived cyberattack or data security breach occurs in Brocade’s network or in one of Brocade’s customers’ networks, regardless of whether the breach is attributable to Brocade’s products, the market perception of the effectiveness of Brocade’s products could be harmed. Brocade may suffer reputational harm and Brocade’s customers’ trust may be eroded as a result of a data security breach involving customers’ or employees’ information, which could negatively impact revenue, expenses, and profitability. Customers have become increasingly sensitive to government-sponsored surveillance and may believe that, as a U.S.-based manufacturer, Brocade’s equipment contains “backdoor” code that would allow customer data to be compromised by either governmental bodies or other third parties. As a result, customers may choose not to deploy Brocade networking products, which could negatively impact Brocade’s business and financial results.

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

Brocade provides product forecasts to its contract manufacturers (“CMs”) and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers, and end-user customers. If Brocade is unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, Brocade’s ability to successfully manage production could be negatively impacted. Brocade’s ability to accurately forecast demand also may become increasingly limited as Brocade introduces new or enhanced products, begins phasing out certain products, or acquires other companies or businesses. Further, the announcement and pendency of Broadcom’s proposed acquisition of Brocade and planned divestiture of Brocade’s IP Networking business increases the challenge of accurately forecasting customer demand. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its CMs to meet customers’ delivery requirements, which could cause customers to cancel their orders for Brocade products. Inaccurate forecasts also could cause Brocade to accumulate excess inventories or incur costs associated with excess manufacturing capacity. If customers cancel their orders, Brocade’s revenue may be adversely affected. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade will experience higher fixed costs as it expands its CMs’ capabilities for forecasted demand, which could negatively affect Brocade’s margins if demand decreases suddenly and Brocade is unable to reduce these fixed costs.

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

•	Reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less-developed intellectual property regimes, such as China and India;

•	Commercial laws and business practices that favor local competition;

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
In addition, the June 2016 announcement of the results of the United Kingdom European Union membership referendum (commonly referred to as “Brexit”) advising for the exit of the United Kingdom from the European Union has created economic, financial, and regulatory uncertainty, which may cause Brocade’s customers to closely monitor their costs and reduce their spending on Brocade’s products and services.
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

Brocade is in the process of upgrading its ERP software solution to a newer version. Brocade expects the upgrade to be completed in the first half of fiscal year 2018. Implementation of the upgraded solution will have a significant impact on Brocade’s business processes, information systems, and internal controls. The transition will require significant change management, meaningful investment in capital and personnel resources, and coordination of numerous software and system providers and internal business teams. Brocade may experience difficulties as it manages these changes and transitions to the upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as its personnel implement and become familiar with new systems and processes, unanticipated expenses (including increased costs of implementation or costs of conducting business), and lost revenues. Difficulties in implementing the upgraded solution or significant system failures could disrupt Brocade’s operations, divert management’s attention from key strategic initiatives, and have an adverse effect on its capital resources, financial condition, results of operations, or cash flows. In addition, any delays in completing the upgrade process, including any delays associated with Broadcom’s proposed acquisition of Brocade, could exacerbate these transition risks as well as expose Brocade to additional risks in the event that the support for Brocade’s existing ERP software solution is reduced or eliminated.

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

Brocade is required to assess its internal control over financial reporting on an annual basis, and any adverse findings from such assessment could result in a loss of investor confidence in its financial reports and significant expense to remediate any internal control deficiencies, and ultimately could have an adverse effect on its stock price.

Brocade is required to assess the effectiveness of its internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Brocade’s evaluation of the effectiveness of its internal control over financial reporting as of October 29, 2016, its most recent internal control effectiveness evaluation date, did not include the internal control over financial reporting of Ruckus, a company that Brocade acquired in May 2016. Even though, as of October 29, 2016, Brocade concluded that its internal control over financial reporting was effective, Brocade needs to maintain its processes and systems and adapt them as its business grows and changes, including to reflect its integration of Ruckus, as well as any future acquisitions Brocade may undertake. This continuous process of maintaining and adapting its internal controls and complying with Section 404 is expensive, time consuming, and requires significant management attention. In addition, Brocade cannot be certain that its internal control measures will continue to provide adequate control over its financial processes and reporting or ensure compliance with Section 404.
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
Similarly, Brocade is subject to environmental and other regulations governing product safety, materials usage, packaging, and other environmental impacts in the countries where Brocade products are sold. For example, many Brocade products are subject to laws and regulations that restrict the use of certain substances such as lead, mercury, hexavalent chromium, and cadmium, and that require Brocade to assume responsibility for collecting, treating, recycling, and disposing of products when they have reached the end of their useful lives. For example, in Europe, environmental restrictions apply to products sold in that region, and certain Brocade partners require compliance with these or other more stringent requirements. In addition, recycling, labeling, and related requirements apply to Brocade products sold in Europe and China. If Brocade products do not comply with local environmental laws, Brocade could be subject to fines, civil and criminal sanctions, and contract damage claims. In addition, Brocade could be prohibited from shipping noncompliant products into certain jurisdictions and required to recall and replace any noncompliant products already shipped, which would disrupt Brocade’s ability to ship products and result in reduced revenue, increased warranty expense, increased obsolete or excess inventories, and harm to Brocade’s business and customer relationships.

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
Brocade is subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of personal information and data. Brocade has incurred, and will continue to incur, expenses to comply with privacy and security standards, protocols, and obligations imposed by applicable laws, regulations, industry standards, and contracts. In addition, such data privacy laws, regulations, and other obligations may negatively impact Brocade’s ability to execute transactions and pursue business opportunities. Brocade’s customers may also be subject to such laws and regulations in their use of certain Brocade products and services to collect, store, and process data that may include personal information. Such customers may demand or request additional functionality in Brocade’s products and services that they believe are necessary or appropriate to comply with such laws and regulations, which could cause Brocade to incur significant additional costs or lose business, or which could delay or impede the development of new solutions. The privacy and data protection-related laws, rules, and regulations applicable to Brocade and its customers are also subject to significant change. For example, in October 2015, the Court of Justice of the European Union invalidated a safe harbor framework that allowed Brocade and other U.S. companies to meet certain European legal requirements for transferring personal data from Europe to the United States. In response to this development, Brocade and many of its foreign subsidiaries have entered into an Intra-Group Data Transfer Agreement to enable the transatlantic transfer of employee and customer data. In April 2016, the European Parliament approved the General Data Protection Regulation. This regulation, when effective in May 2018, will impose more stringent data protection requirements on U.S. companies collecting personal data from European Union residents and establish greater penalties for noncompliance. Brocade is in the process of evaluating its business practices to ensure compliance with the General Data Protection Regulation. Any inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, damage Brocade’s reputation, and adversely affect its business.

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

Brocade is a party to lawsuits in the normal course of its business. The results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against Brocade, or legal actions initiated by Brocade, can often be expensive, time-consuming, and disruptive to normal business operations. Unfavorable outcomes from these claims and/or lawsuits could adversely affect Brocade’s business, financial results, or financial condition, and Brocade could incur substantial monetary liability and/or be required to change its business practices. In view of the uncertainties, potential risks, and expenses of litigation, Brocade may, from time to time, settle such disputes, even where Brocade had meritorious claims or defenses, by agreeing to settlement agreements that, depending on their terms, may significantly impact Brocade’s financial condition or results. Additional information regarding certain legal proceedings in which Brocade is currently engaged is discussed under “Legal Proceedings” in Part II, Item 1 of this Form 10-Q and in Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

As of January 28, 2017, Brocade had approximately $1.6 billion in principal amount of outstanding indebtedness, including $575 million of indebtedness under the 2020 Convertible Notes, $300.0 million of unsecured indebtedness under the 2023 Notes, and $760.0 million of indebtedness under the Term Loan Facility described below. In connection with the completion of the Ruckus acquisition in May 2016, Brocade entered into the Credit Agreement pursuant to which the Lenders have provided Brocade with a term loan facility of $800 million (the “Term Loan Facility”) and a revolving credit facility of $100 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Senior Credit Facility”) (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). Brocade’s substantially increased indebtedness could have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions. In addition, a substantial amount of cash will be required to pay interest, make scheduled principal amortization payments, and repay at maturity Brocade’s indebtedness, which may adversely impact Brocade’s cash resources, reduce Brocade’s business flexibility and reduce the funds otherwise available for working capital, capital expenditures, acquisitions, share repurchases, and other general corporate purposes. Moreover, Brocade’s increased indebtedness may put the company at a competitive disadvantage relative to other companies with lower indebtedness levels.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended January 28, 2017.
Issuer Purchases of Equity Securities
There were no share repurchases for the three months ended January 28, 2017. As of January 28, 2017, Brocade’s Board of Directors had authorized a stock repurchase program for an aggregate amount of up to approximately $3.5 billion (consisting of an original $100 million authorization on August 18, 2004, plus subsequent authorizations of an additional $200 million on January 16, 2007, $500 million on November 29, 2007, $500 million on May 16, 2012, $692 million on September 25, 2013, $700 million on September 25, 2015, and $800 million on April 3, 2016). The number of shares purchased and the timing of purchases are based on the level of the Company’s cash balances, general business and market conditions, the trading price of the Company’s common stock, and other factors, including alternative investment opportunities. The Company is generally prohibited under the terms of the Merger Agreement with Broadcom from executing repurchases under this program.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger, dated as of November 2, 2016, by and among Brocade Communications Systems, Inc., Broadcom Limited, Broadcom Corporation, and Bobcat Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 from Brocade’s current report on Form 8-K filed on November 2, 2016)

10.1*
Form of Restricted Stock Unit Agreement for Performance Stock Units granted under the 2009 Stock Plan (incorporated by reference to Exhibit 10.156 from Brocade’s annual report on Form 10-K filed on December 16, 2016)

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

Brocade Communications Systems, Inc.

Date:	March 3, 2017	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Senior Vice President and Chief Financial Officer