Form 10-Q
period 2017-04-29
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2017-06-02
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of May 26, 2017, was 410,044,251 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
For the Quarter Ended April 29, 2017

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, tax treatment, earnings, cash flows, benefit obligations, debt repayments, stock repurchases, dividends, or other financial items; any statements of the plans, strategies, and objectives of management for future operations, including planned investments or acquisitions; any statements concerning expected development, performance, success, market conditions, or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; any statements regarding Brocade’s pending acquisition by Broadcom Limited or the planned divestiture of certain portions of Brocade’s IP Networking business; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “should,” “could,” “depend,” “will,” “contemplate,” “predict,” “potential,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II—Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed or implied in any forward-looking statements. Furthermore, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason.
Additional Information
Brocade and the B-wing symbol are registered trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. Other brands, products, or service names mentioned may be trademarks of Brocade or others.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
	(In thousands, except per share amounts)
Net revenues:
Product	$455,107	$428,193	$935,724	$909,360
Service	97,646	95,113	198,492	188,230
Total net revenues	552,753	523,306	1,134,216	1,097,590
Cost of revenues:
Product	164,738	132,208	331,393	276,305
Service	45,255	40,787	92,940	82,159
Total cost of revenues	209,993	172,995	424,333	358,464
Gross margin	342,760	350,311	709,883	739,126
Operating expenses:
Research and development	119,545	89,263	243,048	182,520
Sales and marketing	172,315	148,933	352,516	300,760
General and administrative	31,016	22,791	64,513	45,220
Amortization of intangible assets	7,582	902	15,176	1,804
Acquisition, divestiture, and integration costs	18,236	5,757	36,273	5,757
Restructuring and other related benefits	—	—	—	(566)
Total operating expenses	348,694	267,646	711,526	535,495
Income (loss) from operations	(5,934)	82,665	(1,643)	203,631
Interest expense	(15,949)	(9,955)	(31,442)	(19,820)
Interest and other income, net	2,098	1,091	2,556	1,760
Income (loss) before income tax	(19,785)	73,801	(30,529)	185,571
Income tax expense (benefit)	(8,753)	30,716	(13,653)	48,840
Net income (loss)	(11,032)	43,085	(16,876)	136,731
Less: Net loss attributable to noncontrolling interest	(65)	—	(228)	—
Net income (loss) attributable to Brocade Communications Systems, Inc.	$(10,967)	$43,085	$(16,648)	$136,731
Net income (loss) per share—basic attributable to Brocade Communications Systems, Inc. stockholders	$(0.03)	$0.11	$(0.04)	$0.34
Net income (loss) per share—diluted attributable to Brocade Communications Systems, Inc. stockholders	$(0.03)	$0.11	$(0.04)	$0.33
Shares used in per share calculation—basic	408,589	400,554	406,792	404,228
Shares used in per share calculation—diluted	408,589	408,748	406,792	411,917

Cash dividends declared per share	$0.055	$0.045	$0.110	$0.090
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
	(In thousands)
Net income (loss)	$(11,032)	$43,085	$(16,876)	$136,731
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	576	1,964	167	(336)
Net gains and losses reclassified into earnings	251	724	436	1,350
Net unrealized gains on cash flow hedges	827	2,688	603	1,014
Foreign currency translation adjustments	2,023	2,070	663	(133)
Total other comprehensive income	2,850	4,758	1,266	881
Total comprehensive income (loss)	(8,182)	47,843	(15,610)	137,612
Less: Net loss attributable to noncontrolling interest	(65)	—	(228)	—
Less: Total other comprehensive loss attributable to noncontrolling interest	(4)	—	(72)	—
Total comprehensive income (loss) attributable to Brocade Communications Systems, Inc.	$(8,113)	$47,843	$(15,310)	$137,612
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 29, 2017	October 29, 2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,299,660	$1,257,075
Accounts receivable, net of allowances for doubtful accounts of $1,965, and $1,736 as of April 29, 2017, and October 29, 2016, respectively	260,343	284,344
Inventories	78,467	69,355
Prepaid expenses and other current assets	69,100	62,236
Total current assets	1,707,570	1,673,010
Property and equipment, net	434,795	455,326
Goodwill	2,291,246	2,295,184
Core/developed technology intangible assets, net	227,199	248,938
Other intangible assets, net	182,152	200,840
Non-current deferred tax assets	27,995	12,736
Other assets	46,273	53,777
Total assets	$4,917,230	$4,939,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,980	$128,685
Accrued employee compensation	163,949	154,165
Deferred revenue	214,103	221,940
Current portion of long-term debt	76,765	76,692
Other accrued liabilities	121,805	113,170
Total current liabilities	688,602	694,652
Long-term debt, net of current portion	1,472,501	1,502,063
Non-current deferred revenue	87,352	90,051
Non-current income tax liability	91,964	102,100
Other non-current liabilities	4,538	5,370
Total liabilities	2,344,957	2,394,236
Commitments and contingencies (Note 8)
Stockholders’ equity:
Brocade stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 409,865 and 401,748 shares as of April 29, 2017, and October 29, 2016, respectively	410	402
Additional paid-in capital	1,601,809	1,514,730
Accumulated other comprehensive loss	(26,147)	(27,413)
Retained earnings	993,767	1,055,194
Total Brocade stockholders’ equity	2,569,839	2,542,913
Noncontrolling interest	2,434	2,662
Total stockholders’ equity	2,572,273	2,545,575
Total liabilities and stockholders’ equity	$4,917,230	$4,939,811
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	April 29, 2017	April 30, 2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(16,876)	$136,731
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	(2,220)	(10,987)
Depreciation and amortization	82,643	45,839
Loss on disposal of property and equipment	464	437
Amortization of debt issuance costs and debt discount	10,511	8,704
Provision (recovery) for doubtful accounts receivable and sales allowances	2,320	(1,083)
Non-cash purchase accounting adjustments to inventory	3,921	—
Non-cash stock-based compensation expense	70,745	48,833
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	21,681	32,051
Inventories	(2,177)	(424)
Prepaid expenses and other assets	602	(1,882)
Deferred tax assets	48	(74)
Accounts payable	(24,986)	(5,127)
Accrued employee compensation	(9,858)	(21,136)
Deferred revenue	(11,536)	(11,715)
Other accrued liabilities	(19,708)	5,500
Restructuring liabilities	(330)	(1,035)
Net cash provided by operating activities	105,244	224,632
Cash flows from investing activities:
Purchases of non-marketable equity and debt investments	—	(2,000)
Purchases of property and equipment	(19,851)	(42,425)
Net cash paid in connection with acquisitions	—	(8,061)
Proceeds from collection of note receivable	250	250
Net cash used in investing activities	(19,601)	(52,236)

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued (Unaudited)

	Six Months Ended
	April 29, 2017	April 30, 2016
	(In thousands)
Cash flows from financing activities:
Payment of principal related to the term loan	(40,000)	—
Payment of principal related to capital leases	—	(197)
Common stock repurchases	—	(180,848)
Proceeds from issuance of common stock	39,693	20,512
Payment of cash dividends to stockholders	(44,780)	(36,445)
Excess tax benefits from stock-based compensation	2,220	10,987
Net cash used in financing activities	(42,867)	(185,991)
Effect of exchange rate fluctuations on cash and cash equivalents	(191)	356
Net increase (decrease) in cash and cash equivalents	42,585	(13,239)
Cash and cash equivalents, beginning of period	1,257,075	1,440,882
Cash and cash equivalents, end of period	$1,299,660	$1,427,643
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,236	$10,891
Cash paid for income taxes	$2,606	$31,712
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
The Company’s Condensed Consolidated Financial Statements include the accounts of Brocade and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In May 2016, the Company entered into a joint venture agreement with Guiyang High-Tech Industrial Investment Group Co., Ltd. (“HTII”) to create Guizhou Huiling Technology Co., Ltd (“GHTC”). The Company consolidates its investment in GHTC as this is a variable interest entity, and the Company is the primary beneficiary. The noncontrolling interest attributed to GHTC is presented as a separate component from the Company’s equity in the equity section of the Company’s Condensed Consolidated Balance Sheets. HTII’s share of GHTC’s earnings is presented separately in the Company’s Condensed Consolidated Statements of Operations.
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

In general, at the effective time of the Merger: (i) all vested in-the-money Brocade stock options will be cashed out; (ii) Broadcom will assume and convert all vested Brocade stock options that are not in-the-money and all unvested Brocade stock options (whether or not in-the-money), unvested restricted stock units and unvested performance stock units, in each case held by continuing employees and service providers; (iii) all unvested in-the-money Brocade stock options and all unvested Brocade restricted stock units and performance stock units held by members of the Brocade Board of Directors or by senior executives who are parties to change of control agreements providing for the acceleration of vesting and who are not continuing employees or service providers will accelerate vesting and be cashed out; and (iv) all other unvested Brocade restricted stock units and performance stock units and all other Brocade stock options will be cancelled in exchange for no consideration.
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
On May 12, 2017, the European Commission (the “EC”) announced that it had granted conditional antitrust clearance of the Merger. As part of the EC’s clearance decision, Broadcom has agreed to certain commitments as set forth in that decision, which commitments will be monitored by a trustee. Broadcom has also committed to the EC that it will not close the Merger before the appointment of the monitoring trustee.
On May 26, 2017, the Japan Fair Trade Commission granted antitrust clearance of the Merger.
Assuming timely satisfaction or waiver of all closing conditions, Brocade expects that the Merger will be completed on or about July 31, 2017.
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

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the six months ended April 29, 2017, as compared to those disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2016.
New Accounting Pronouncements or Updates Recently Adopted
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance on the accounting for fees paid in a cloud computing arrangement if the arrangement was determined to include a software license. This update will not change U.S. GAAP for a customer’s accounting for service contracts. The Company adopted this update in the first quarter of fiscal year 2017 and has elected to apply this update prospectively. There was no material impact on the Company’s financial position, results of operations, or cash flows.
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

In January 2017, the FASB issued an update to ASC 350, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment process by eliminating Step 2 from the quantitative goodwill impairment test. Under this update, goodwill is only impaired for the amount the net assets of the reporting unit exceeds its fair value. The impairment loss should not exceed the carrying amount of goodwill, including any impact from tax deductible goodwill. The Company early adopted this update in the second quarter of fiscal year 2017. There was no material impact on the Company’s financial position, results of operations, or cash flows.
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
In January 2017, the FASB issued an update to ASC 805, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business and adds guidance to assist entities with evaluating whether the transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update should be applied prospectively and becomes effective in the first quarter of fiscal year 2019. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
In May 2017, the FASB issued an update to ASC 718, Compensation—Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment reward require an entity to apply modification accounting. Under this new guidance, an entity should account for the effects of a modification unless the fair value, vesting conditions, and classification as an equity or liability instrument of the modified award are the same as the original award. This update should be applied prospectively and becomes effective in the first quarter of fiscal year 2019. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are primarily maintained at eight major financial institutions. Deposits held with banks may be redeemed upon demand and may exceed the amount of insurance provided on such deposits.
A majority of the Company’s accounts receivable balance is derived from U.S. dollar-denominated sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of April 29, 2017, two customers accounted for a combined total of 36% (EMC Corporation (“EMC”), which was acquired by Dell, Inc. on September 7, 2016, combined with direct sales to Dell, Inc. (together, “Dell EMC”) with 23% and Hewlett Packard Enterprise Company (“HPE”) with 13%) of total accounts receivable. As of October 29, 2016, two customers accounted for a combined total of 42% (Dell EMC with 29% and HPE with 13%) of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales allowances.
For the three months ended April 29, 2017, two customers individually accounted for 16% (Dell EMC) and 11% (International Business Machines Corporation) of the Company’s total net revenues for a combined total of 27% of total net revenues. For the three months ended April 30, 2016, two customers individually accounted for 19% (EMC) and 11% (HPE) of the Company’s total net revenues for a combined total of 30% of total net revenues.

The Company currently relies on single and limited sources for multiple key components used in the manufacture of its products. Additionally, the Company relies on multiple contract manufacturers (“CMs”) for the production of its products, including Hon Hai Precision Industry Co., Ltd., Accton Technology Corporation, Universal Scientific Industrial (Shanghai) Co., Ltd., Flextronics Telecom Systems Ltd., Cape EMS Manufacturing (M) Sdn. Bhd., and American Portwell Technology, Inc., and has a service repair arrangement with Flex Ltd. Although the Company uses standard parts and components for its products where possible, the Company’s CMs currently purchase, on the Company’s behalf, several key components used in the manufacture of products from single- or limited-source suppliers. The Company also entered into license agreements with some of its suppliers, including Qualcomm Inc., for technologies and components that are used in its products.

3. Acquisitions
Prior Fiscal Year Acquisitions
Acquisition of Ruckus Wireless, Inc. (“Ruckus”)
On May 27, 2016 (“Acquisition Date”), the Company completed its acquisition of Ruckus, a public company incorporated in the state of Delaware, to strengthen its Internet Protocol (“IP”) Networking product portfolio by adding Ruckus’ wireless products and services to the Company’s networking solutions.
Immediately prior to the completion of the acquisition, there were 92.2 million outstanding shares of Ruckus common stock, which included 3.2 million shares of Ruckus common stock owned by a dissenting former Ruckus stockholder who has filed a petition in Delaware Court of Chancery seeking appraisal of the fair value of those shares under Delaware law. As a result, no cash payment had been made and no shares had been issued to the dissenting stockholder as of April 29, 2017.
Based on the $8.60 per share closing price of the Company’s common stock on the Acquisition Date, the total purchase consideration paid or payable was $1.3 billion, which includes the amount relating to the appraisal petition filed by the dissenting former Ruckus stockholder, which was accrued as of April 29, 2017, and reported within “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets.
For the three and six months ended April 29, 2017, the Company recorded direct acquisition costs of $1.4 million and $2.3 million, respectively. The Company had an immaterial benefit related to integration costs for the three months ended April 29, 2017, and recorded an expense of $3.7 million for the six months ended April 29, 2017. These costs have been expensed as incurred and are presented in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended April 29, 2017, as “Acquisition, divestiture, and integration costs.”

In connection with the acquisition of Ruckus, the Company allocated the total purchase consideration to the net assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the Acquisition Date. The following table summarizes the final allocation of the total purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$95,515
Short-term investments	150,257
Accounts receivable, net of allowances for doubtful accounts of $2,100	41,339
Inventories	64,000
Prepaid expenses and other current assets	5,252
Property and equipment, net	27,060
Identifiable intangible assets	418,000
Other assets	1,697
Total assets acquired	803,120
Liabilities assumed:
Accounts payable	16,375
Accrued employee compensation	17,514
Deferred revenue	14,520
Other accrued liabilities	33,808
Non-current deferred revenue	9,767
Non-current deferred tax liabilities	64,853
Other non-current liabilities	41,033
Total liabilities assumed	197,870
Net assets acquired, excluding goodwill (a)	605,250
Total purchase consideration (b)	1,275,060
Goodwill (b) - (a)	$669,810
Goodwill represents the excess of the total purchase consideration over the fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to planned growth in new markets and synergies expected to be achieved from the combined operations of the Company and Ruckus. Goodwill of $350.2 million was assigned to the IP Networking Products reporting unit, and goodwill of $319.6 million was assigned to the Global Services reporting unit. Goodwill recognized in the acquisition is not deductible for tax purposes.
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
During the six months ended April 29, 2017, the Company finalized the purchase price allocation upon obtaining additional information related to the fair value of inventories, property and equipment, identifiable intangible assets, deferred revenue, and deferred tax liabilities. As a result, the Company recorded measurement period adjustments resulting in a net decrease in goodwill of $3.9 million. The impact on the Company’s Condensed Consolidated Statements of Operations was immaterial during the three and six months ended April 29, 2017.

4. Goodwill and Intangible Assets
The following table summarizes goodwill activity by reportable segment during the six months ended April 29, 2017 (in thousands):

	Storage Area Networking (“SAN”) Products	IP Networking Products	Global Services	Total
Balance at October 29, 2016
Goodwill	$176,320	$1,698,641	$549,437	$2,424,398
Accumulated impairment losses	—	(129,214)	—	(129,214)
	176,320	1,569,427	549,437	2,295,184
Purchase accounting adjustments (1)	—	70,182	(74,120)	(3,938)
Balance at April 29, 2017
Goodwill	176,320	1,768,823	475,317	2,420,460
Accumulated impairment losses	—	(129,214)	—	(129,214)
	$176,320	$1,639,609	$475,317	$2,291,246

(1)	For the measurement period adjustments recorded in connection with the acquisition of Ruckus, see Note 3, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements.
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
Based on the results of the annual goodwill impairment analysis performed during the fourth fiscal quarter of 2016, the Company determined that no impairment charge needed to be recorded. As of April 29, 2017, no new events had occurred nor had any facts or circumstances changed since the annual goodwill impairment analysis performed during the fourth quarter of fiscal year 2016 that indicated that the fair values of the reporting units may be less than their current carrying amounts.
Intangible assets other than goodwill are amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The Company did not incur costs to renew or extend the term of any acquired finite-lived intangible assets during the six months ended April 29, 2017.

The following tables present details of the Company’s intangible assets, excluding goodwill (in thousands, except for weighted-average remaining useful life):

	April 29, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (In years)
Finite-lived intangible assets:
Trade names	$42,630	$3,800	$38,830	10.02
Core/developed technology	290,290	63,091	227,199	5.07
Patent portfolio license (1)	7,750	2,448	5,302	16.26
Customer relationships	141,110	28,986	112,124	6.00
Patents with broader applications	1,040	144	896	12.88
Total finite-lived intangible assets (2)	$482,820	$98,469	$384,351	5.65
Indefinite-lived intangible assets, excluding goodwill:
IPR&D (3)	25,000	—	25,000
Total indefinite-lived intangible assets, excluding goodwill	25,000	—	25,000
Total intangible assets, excluding goodwill	$507,820	$98,469	$409,351

	October 29, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (In years)
Finite-lived intangible assets:
Trade names	$45,090	$2,359	$42,731	10.51
Core/developed technology	286,290	37,352	248,938	5.51
Patent portfolio license (1)	7,750	1,935	5,815	17.00
Customer relationships	143,110	15,813	127,297	6.32
Non-compete agreements	1,050	983	67	0.29
Patents with broader applications	1,040	110	930	13.38
Total finite-lived intangible assets	$484,330	$58,552	$425,778	6.08
Indefinite-lived intangible assets, excluding goodwill:
IPR&D (3)	24,000	—	24,000
Total indefinite-lived intangible assets, excluding goodwill	24,000	—	24,000
Total intangible assets, excluding goodwill	$508,330	$58,552	$449,778

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

(2)	During the six months ended April 29, 2017, $1.5 million of finite-lived intangible assets became fully amortized and, therefore, were removed from the balance sheet.

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

The Company conducts its IPR&D impairment test annually, as of the first day of the fourth fiscal quarter, and whenever events occur or facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. For the annual IPR&D impairment test, the Company elects the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the IPR&D asset is less than the carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the IPR&D asset is less than the carrying amount, then the Company conducts a quantitative analysis to determine the fair value of the IPR&D asset. If the carrying amount of the IPR&D asset exceeds the fair value, then the Company recognizes an impairment loss equal to the difference.
Based on the results of the annual IPR&D impairment analysis performed during the fourth fiscal quarter of 2016, the Company determined that no impairment needed to be recorded. As of April 29, 2017, no new events had occurred nor had any facts or circumstances changed since the annual IPR&D impairment analysis performed during the fourth quarter of fiscal year 2016 that indicated that the fair value of the IPR&D asset may be less than the current carrying amount.
The amortization of finite-lived intangible assets is included in the following line items of the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Cost of revenues	$12,680	$3,193	$25,740	$6,348
General and administrative (1)	253	274	512	550
Amortization of intangible assets	7,582	902	15,176	1,804
Total	$20,515	$4,369	$41,428	$8,702

(1)	The amortization is related to the $7.8 million perpetual, nonexclusive license to certain patents purchased in fiscal year 2015.
The following table presents the estimated future amortization of finite-lived intangible assets as of April 29, 2017 (in thousands):

Fiscal Year	Estimated Future Amortization
2017 (remaining six months)	$37,814
2018	69,941
2019	66,413
2020	65,324
2021	61,727
Thereafter	83,132
Total	$384,351

5. Balance Sheet Details
The following tables provide details of selected balance sheet items (in thousands):

	April 29, 2017	October 29, 2016
Inventories:
Raw materials	$28,667	$17,793
Finished goods	49,800	51,562
Inventories	$78,467	$69,355

	April 29, 2017	October 29, 2016
Property and equipment, net:
Gross property and equipment
Computer equipment	$20,400	$19,710
Software	91,342	89,132
Engineering and other equipment	442,947	445,115
Furniture and fixtures	34,051	33,788
Leasehold improvements	38,760	37,973
Land and building	386,163	386,163
Total gross property and equipment	1,013,663	1,011,881
Accumulated depreciation and amortization (1)	(578,868)	(556,555)
Property and equipment, net	$434,795	$455,326

(1)	The following table presents the depreciation of property and equipment included on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Depreciation expense	$20,262	$18,658	$41,215	$37,137

6. Fair Value Measurements
The Company applies fair value measurements for both financial and non-financial assets and liabilities. The Company does not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis as of April 29, 2017.
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
During the six months ended April 29, 2017, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

Assets and liabilities measured and recorded at fair value on a recurring basis as of April 29, 2017, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of April 29, 2017	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$981,877	$981,877	$—	$—
Derivative assets	577	—	577	—
Total assets measured at fair value	$982,454	$981,877	$577	$—
Liabilities:
Derivative liabilities	$270	$—	$270	$—
Total liabilities measured at fair value	$270	$—	$270	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheets.
Assets and liabilities measured and recorded at fair value on a recurring basis as of October 29, 2016, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 29, 2016	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$914,724	$914,724	$—	$—
Derivative assets	514	—	514	—
Total assets measured at fair value	$915,238	$914,724	$514	$—
Liabilities:
Derivative liabilities	$354	$—	$354	$—
Total liabilities measured at fair value	$354	$—	$354	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheets.

7. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			April 29, 2017		October 29, 2016
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Credit Facility:
Term Loan Facility	2021	variable	$740,000	3.03%	$780,000	2.53%
Convertible Senior Unsecured Notes:
2020 Convertible Notes	2020	1.375%	575,000	4.98%	575,000	4.98%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	300,000	4.83%
Total gross long-term debt			1,615,000		1,655,000
Unamortized discount			(63,334)		(73,540)
Unamortized debt issuance costs			(2,400)		(2,705)
Current portion of long-term debt			(76,765)		(76,692)
Long-term debt, net of current portion			$1,472,501		$1,502,063
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
There were no principal amounts outstanding under the revolving credit facility, and the full $100.0 million was available for future borrowing under the revolving credit facility as of April 29, 2017. Payments totaling $40.0 million were made towards the principal of the Term Loan Facility during the six months ended April 29, 2017.
As of April 29, 2017, and October 29, 2016, the fair value of the Term Loan Facility was approximately $728.7 million and $767.4 million, respectively, which was estimated based on fair value for similar instruments.
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
The 2020 Convertible Notes bear interest payable semiannually on January 1 and July 1 of each year, beginning on July 1, 2015. No payments were made toward the principal of the 2020 Convertible Notes during the six months ended April 29, 2017.
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

	April 29, 2017	October 29, 2016
Principal	$575,000	$575,000
Unamortized discount of the liability component	(50,623)	(59,398)
Net carrying amount of liability component	$524,377	$515,602
Carrying amount of equity component	$47,388	$55,374
As of April 29, 2017, and October 29, 2016, the remaining period of amortization for the discount is 2.67 years and 3.17 years, respectively.
The following table presents the amount of interest cost recognized for amortization of the discount and for the contractual interest coupon for the 2020 Convertible Notes for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Amortization of discount	$4,415	$4,202	$8,775	$8,351
Contractual interest coupon	$1,976	$1,977	$3,953	$3,953
As of April 29, 2017, and October 29, 2016, the fair value of the 2020 Convertible Notes was approximately $582.2 million and $564.5 million, respectively, which was estimated based on broker trading prices.
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
The 2020 Convertible Notes contain provisions where the conversion rate is adjusted upon the occurrence of certain events, including if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. During the second fiscal quarter of 2017, the Board of Directors of the Company declared and paid a cash dividend in the amount of $0.055 per share. Accordingly, as of March 8, 2017, the conversion rate was adjusted to a rate of 63.5053 shares of the Company’s common stock per $1,000 principal amount of the notes, which is equal to 36.5 million shares at a conversion price of approximately $15.75 per share. However, because the adjustment resulted in a change to the conversion rate of less than 1%, as is allowed by the terms of the indenture governing the 2020 Convertible Notes, the Company elected to defer the administration and noteholder notification of such adjustment until the occurrence of (i) a subsequent adjustment to the conversion rate that results in a cumulative adjustment of at least 1% of the current conversion rate, (ii) the conversion of any 2020 Convertible Note, or (iii) certain other events requiring the adjustment to be made under the indenture governing the 2020 Convertible Notes.

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
As of April 29, 2017, the circumstances for conversion had not been triggered, and the 2020 Convertible Notes were not convertible. The if-converted value of the 2020 Convertible Notes as of April 29, 2017, did not exceed the principal amount of the 2020 Convertible Notes.
If a “fundamental change,” as specified in the terms of the indenture governing the 2020 Convertible Notes, occurs prior to the maturity date, holders of the notes may require the Company to repurchase the 2020 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2020 Convertible Notes repurchased, plus accrued and unpaid interest, if any, up to the repurchase date. As of April 29, 2017, a fundamental change had not occurred and the 2020 Convertible Notes were not re-purchasable.
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
Convertible Note Hedge and Warrants Related to the Convertible Senior Unsecured Notes
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge transactions with certain financial institutions (the “counterparties”) with respect to its common stock. Upon conversion of the 2020 Convertible Notes, the convertible note hedge transactions give the Company the right to acquire from the counterparties, subject to anti-dilution adjustments substantially similar to those in the 2020 Convertible Notes, initially approximately 36.1 million shares of the Company’s common stock at an initial strike price of $15.93 per share. Because a dividend in an amount greater than $0.035 per share was declared and paid effective beginning in the third fiscal quarter of 2015, the strike price under the convertible note hedge transactions has been adjusted to approximately $15.75 per share as of March 8, 2017. The convertible note hedge transactions are expected generally to reduce the potential common stock dilution and/or offset potential cash payments in excess of the principal amount of converted notes upon conversion of the notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions. The convertible note hedge transactions will be terminated on the maturity date of the 2020 Convertible Notes or earlier under certain circumstances. The $86.1 million cost of the convertible note hedge transactions has been accounted for as an equity transaction.
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

Under the terms of the warrants, the strike price and number of shares to be acquired by the holders of the warrants are adjusted if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. Accordingly, the terms of the warrants were adjusted to reflect the payment of a cash dividend in the amount of $0.055 per share beginning in the third fiscal quarter of 2016. As of March 8, 2017, the holders of the warrants have the right to acquire up to approximately 36.5 million shares of the Company’s common stock at a strike price of approximately $20.41 per share.
See Note 14, “Net Income (Loss) per Share,” of the Notes to Condensed Consolidated Financial Statements for further discussion of the dilutive impact of the 2020 Convertible Notes and the convertible note hedge and warrant transactions.
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
The 2023 Notes bear interest payable semiannually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the six months ended April 29, 2017.
As of April 29, 2017, and October 29, 2016, the fair value of the 2023 Notes was approximately $306.8 million and $297.0 million, respectively, which was estimated based on broker trading prices.
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

Debt Maturities
As of April 29, 2017, the Company’s aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2017 (remaining six months)	$40,000
2018	80,000
2019	80,000
2020	655,000
2021	460,000
Thereafter	300,000
Total	$1,615,000

8. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the six months ended April 29, 2017, and April 30, 2016 (in thousands):

	Accrued Warranty
	Six Months Ended
	April 29, 2017	April 30, 2016
Beginning balance	$8,326	$7,599
Liabilities accrued for warranties issued during the period	1,450	1,876
Warranty claims paid and used during the period	(1,602)	(1,931)
Changes in liability for pre-existing warranties during the period	603	(115)
Ending balance	$8,777	$7,429
In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s products, both alone and in certain circumstances when in combination with other products and services, for infringement of any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product. As of April 29, 2017, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.
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
As of April 29, 2017, the Company’s aggregate commitment to its CMs for inventory components used in the manufacture of Brocade products was $140.6 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $1.7 million, which is reported within “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet as of April 29, 2017. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to utilize in normal ongoing operations.

Income Taxes
The Company is subject to several ongoing income tax audits and has received notices of proposed adjustments or assessments from certain tax authorities. For additional discussion, see Note 12, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.
Legal Proceedings
From time to time, the Company is subject to various legal proceedings and claims, including those identified below, which arise in the ordinary course of business, including claims of alleged infringement of patents and/or other intellectual property rights and commercial and employment contract disputes. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has recorded adequate provisions for any such matters and, as of April 29, 2017, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Company’s financial statements. However, litigation is inherently uncertain, and the outcome of these matters cannot be predicted with certainty. Accordingly, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these matters.
Ruckus Acquisition-Related Litigation
A putative class action captioned Hussey v. Ruckus Wireless, Inc., et al. is pending in the United States District Court for the Northern District of California (referred to as the “Hussey action”). The original complaint in the Hussey action, filed on June 3, 2016, alleged that Ruckus, members of the Ruckus board of directors, Ruckus’ chief financial officer, Brocade, and a Brocade subsidiary violated Section 14(e) of the Exchange Act based on allegedly false and/or misleading statements and/or alleged omissions in the Solicitation/Recommendation Statement on Schedule 14D-9 filed by Ruckus with the SEC on April 29, 2016, and violated Section 14(d)(7) of the Exchange Act and Rule 14d-10 promulgated thereunder based on the allegedly differential consideration received by members of the Ruckus board of directors and Ruckus’ chief financial officer in connection with the acquisition. An amended complaint, filed on October 24, 2016, named the same defendants as the original complaint and alleged that the defendants violated Sections 14(e), 14(d)(7), and 20(a) of the Exchange Act and Rule 14d-10 promulgated thereunder, that the members of the Ruckus board of directors breached their fiduciary duties to Ruckus stockholders, and that Ruckus’ chief financial officer, Brocade, and the Brocade subsidiary aided and abetted the members of the Ruckus board of directors in breaching their fiduciary duties to Ruckus stockholders. The amended complaint sought an award of damages in an unspecified amount. On December 8, 2016, all defendants filed a motion to dismiss the amended complaint. On February 21, 2017, the court granted the motion and dismissed the amended complaint, with leave to amend as to all claims except the claim for violations of Section 14(d)(7) of the Exchange Act and Rule 14d-10 promulgated thereunder, which claim was dismissed without leave to amend. A second amended complaint was filed on March 27, 2017, adding Ruckus’ financial advisor as an additional defendant and alleging that certain of the defendants violated Sections 14(e) and 20(a) of the Exchange Act, that the members of the Ruckus board of directors and Ruckus’ chief financial officer breached their fiduciary duties to Ruckus stockholders, and that Brocade and the Brocade subsidiary aided and abetted the individual defendants in breaching their fiduciary duties to Ruckus stockholders by purportedly doing one or more of the following: agreeing to terms preferential to the defendants and other Ruckus insiders; accepting overly restrictive deal protection measures in the merger agreement; failing to negotiate for a collar on Brocade’s stock price; providing allegedly false, misleading, and/or incomplete disclosures regarding conflicts of interest and the opinion of Ruckus’ financial advisors; and ultimately agreeing to unfair transaction consideration for the Ruckus shares. The second amended complaint seeks an award of damages in an unspecified amount. On April 27, 2017, all defendants filed a motion to dismiss the second amended complaint.
Ruckus Acquisition-Related Appraisal Demand
On May 25, 2016, Ruckus received an appraisal demand letter seeking an appraisal under Section 262 of the Delaware General Corporation Law (“Section 262”) of the fair value of 3.2 million Ruckus shares purported to be beneficially owned by Verition Multi-Strategy Master Fund Ltd. (the “Dissenter”) that purportedly dissented from the merger of Ruckus with and into a wholly owned subsidiary of the Company. Under Section 262, the Dissenter is entitled to have those shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares together with statutory interest as determined by the Delaware Court of Chancery, provided that Dissenter complies with the requirements of Section 262. The Dissenter filed a petition for appraisal in the Delaware Court of Chancery on September 22, 2016, captioned Verition Multi-Strategy Master Fund Ltd. v. Ruckus Wireless, Inc. A bench trial is scheduled to begin on April 3, 2018. The dollar amount that the Company may be required to pay to the Dissenter will be determined by the Delaware Court of Chancery and may be more than, less than, or equal to $6.45 in cash and 0.75 shares of Brocade common stock with respect to each of the 3.2 million shares.

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
On April 13, 2017, the court consolidated the six actions and named a lead plaintiff.

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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the six months ended April 29, 2017, were the British pound, the Indian rupee, the euro, the Chinese yuan, the Singapore dollar, the Swiss franc, the Japanese yen, and the Australian dollar. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements.

The Company utilizes a rolling hedge strategy for the majority of its foreign currency derivative instruments to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. All of the Company’s foreign currency forward contracts are single delivery, which are settled at maturity involving one cash payment. The Company’s foreign currency risk management program includes foreign currency derivatives with a cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than 15 months. For these derivatives, the Company initially reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive income was not significant for the three and six months ended April 29, 2017, and April 30, 2016.
Ineffective cash flow hedges are included in the Company’s net income (loss) as part of “Interest and other income, net.” The amount recorded on ineffective cash flow hedges was not significant for the three and six months ended April 29, 2017, and April 30, 2016.
Net losses relating to the effective portion of foreign currency derivatives, which are offset by net gains on the underlying exposures, are recorded in the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Cost of revenues	$(48)	$(66)	$(75)	$(160)
Research and development	(33)	(427)	(68)	(626)
Sales and marketing	(182)	(270)	(314)	(644)
General and administrative	(17)	(17)	(30)	(44)
Total	$(280)	$(780)	$(487)	$(1,474)
Alternatively, the Company may choose not to hedge the foreign currency risk associated with its foreign currency exposures if the Company believes such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge.
As a result of foreign currency fluctuations, the net foreign currency exchange gains and losses recorded as part of “Interest and other income, net” were losses of $0.2 million and $1.7 million for the three and six months ended April 29, 2017, respectively, and losses of $0.3 million and $0.6 million for the three and six months ended April 30, 2016, respectively.
As of April 29, 2017, the Company had gross unrealized loss positions of $0.3 million and gross unrealized gain positions of $0.6 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.
Volume of Derivative Activity
All derivatives are designated as hedging instruments as of April 29, 2017, and October 29, 2016. Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments
In U.S. dollars	April 29, 2017	October 29, 2016
British pound	$21,456	$42,783
Indian rupee	16,105	32,275
Euro	14,394	34,070
Chinese yuan	9,134	19,805
Singapore dollar	6,858	15,057
Swiss franc	6,407	14,426
Japanese yen	4,318	9,944
Australian dollar	3,716	7,876
Total	$82,388	$176,236

10. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, is included in the following line items of the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Cost of revenues	$3,234	$3,531	$8,884	$6,436
Research and development	6,631	5,123	18,705	10,599
Sales and marketing	9,779	11,052	26,594	22,130
General and administrative	6,645	5,083	17,620	9,668
Total stock-based compensation expense	$26,289	$24,789	$71,803	$48,833
The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Stock options	$641	$708	$1,296	$1,437
RSUs, including restricted stock units with market conditions	25,648	20,589	52,985	40,382
Employee stock purchase plan (“ESPP”) (1)	—	3,492	17,522	7,014
Total stock-based compensation expense	$26,289	$24,789	$71,803	$48,833

(1)
The ESPP stock-based compensation expense recognized in the six months ended April 29, 2017, includes the acceleration of all of the unamortized expense in the first quarter of fiscal year 2017 due to the suspension of the Company’s ESPP without concurrent replacement awards as required under the terms of the merger agreement with Broadcom.

The following table presents the unrecognized compensation expense, net of estimated forfeitures, by grant type and the related weighted-average periods over which this expense is expected to be recognized as of April 29, 2017 (in thousands, except for the weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (In years)
Stock options	$639	0.58
RSUs, including restricted stock units with market conditions	$125,342	1.78
The following table presents details on grants made by the Company for the following periods:

	Six Months Ended
	April 29, 2017		April 30, 2016
	Granted (Shares in thousands)	Weighted-Average Grant Date Fair Value	Granted (Shares in thousands)	Weighted-Average Grant Date Fair Value
RSUs, including stock units with market conditions	4,046	$9.31	4,181	$8.13
The total intrinsic value of stock options exercised for the six months ended April 29, 2017, and April 30, 2016, was $15.0 million and $1.1 million, respectively.

11. Stockholders’ Equity
Dividends
During the six months ended April 29, 2017, the Company’s Board of Directors declared the following dividends (in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount Paid	Payment Date
November 20, 2016	$0.055	December 12, 2016	$22,346	January 4, 2017
February 22, 2017	$0.055	March 10, 2017	$22,434	April 4, 2017
Future dividends are subject to review and approval on a quarterly basis by the Company’s Board of Directors or a committee thereof, and are limited under the terms of the Merger Agreement (as defined in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements).
Convertible Note Hedge and Warrants Related to the Convertible Senior Unsecured Notes
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge and warrant transactions with certain financial institutions with respect to its common stock. See Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements for further discussion.

Accumulated Other Comprehensive Loss
The components of other comprehensive income and related tax effects for the three months ended April 29, 2017, and April 30, 2016, are as follows (in thousands):

	Three Months Ended
	April 29, 2017			April 30, 2016
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$675	$(99)	$576	$2,254	$(290)	$1,964
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	280	(29)	251	780	(56)	724
Net unrealized gains (losses) on cash flow hedges	955	(128)	827	3,034	(346)	2,688
Foreign currency translation adjustments	2,023	—	2,023	2,070	—	2,070
Total other comprehensive income	$2,978	$(128)	$2,850	$5,104	$(346)	$4,758
The components of other comprehensive income and related tax effects for the six months ended April 29, 2017, and April 30, 2016, are as follows (in thousands):

	Six Months Ended
	April 29, 2017			April 30, 2016
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$132	$35	$167	$(342)	$6	$(336)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	487	(51)	436	1,474	(124)	1,350
Net unrealized gains (losses) on cash flow hedges	619	(16)	603	1,132	(118)	1,014
Foreign currency translation adjustments	663	—	663	(133)	—	(133)
Total other comprehensive income	$1,282	$(16)	$1,266	$999	$(118)	$881

(1)
For classification of amounts reclassified from accumulated other comprehensive loss into earnings as reported on the Company’s Condensed Consolidated Statements of Operations, see Note 9, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements.

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended April 29, 2017, and April 30, 2016, are as follows (in thousands):

	Six Months Ended
	April 29, 2017			April 30, 2016
	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Beginning balance	$(871)	$(26,542)	$(27,413)	$(1,539)	$(23,463)	$(25,002)
Change in unrealized gains and losses	167	663	830	(336)	(133)	(469)
Net gains and losses reclassified into earnings	436	—	436	1,350	—	1,350
Net current-period other comprehensive income	603	663	1,266	1,014	(133)	881
Ending balance	$(268)	$(25,879)	$(26,147)	$(525)	$(23,596)	$(24,121)

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
The Company recorded an income tax benefit for the three and six months ended April 29, 2017, compared to an income tax expense for the three and six months ended April 30, 2016, primarily due to an operating loss before tax for the three months ended April 29, 2017, and an operating loss before tax and a net discrete benefit from reserve releases as a result of reaching settlement on certain transfer pricing issues with the Geneva Tax Administration (“GTA”) during the six months ended April 29, 2017.
The effective tax rate for the three months ended April 29, 2017, was higher than the U.S. federal statutory tax rate of 35% primarily due to an income tax benefit on the small operating loss before tax.
The effective tax rate for the six months ended April 29, 2017, was higher than the U.S. federal statutory tax rate of 35% primarily due to an income tax benefit on the small operating loss before tax, and a net discrete benefit as a result of reaching settlement with the GTA.
The Company’s total gross unrecognized tax benefits, excluding interest and penalties, were $193.9 million as of April 29, 2017. If the total gross unrecognized tax benefits as of April 29, 2017, were recognized in the future, approximately $143.8 million would decrease the Company’s tax expense.
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
At this time, the Company does not track its operating expenses by operating segments because management does not consider this information in its measurement of the performance of the operating segments. The Company also does not track all of its assets by operating segments. The majority of the Company’s assets as of April 29, 2017, were attributable to its U.S. operations.

Summarized financial information by reportable segment for the three and six months ended April 29, 2017, and April 30, 2016, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended April 29, 2017
Net revenues	$281,656	$173,451	$97,646	$552,753
Cost of revenues	69,217	95,521	45,255	209,993
Gross margin	$212,439	$77,930	$52,391	$342,760
Three months ended April 30, 2016
Net revenues	$296,627	$131,566	$95,113	$523,306
Cost of revenues	71,972	60,236	40,787	172,995
Gross margin	$224,655	$71,330	$54,326	$350,311
Six months ended April 29, 2017
Net revenues	$588,529	$347,195	$198,492	$1,134,216
Cost of revenues	144,947	186,446	92,940	424,333
Gross margin	$443,582	$160,749	$105,552	$709,883
Six months ended April 30, 2016
Net revenues	$643,685	$265,675	$188,230	$1,097,590
Cost of revenues	153,176	123,129	82,159	358,464
Gross margin	$490,509	$142,546	$106,071	$739,126

14. Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Basic net income (loss) per share
Net income (loss) attributable to Brocade	$(10,967)	$43,085	$(16,648)	$136,731
Weighted-average shares used in computing basic net income (loss) per share	408,589	400,554	406,792	404,228
Basic net income (loss) per share—attributable to Brocade stockholders	$(0.03)	$0.11	$(0.04)	$0.34
Diluted net income (loss) per share
Net income (loss) attributable to Brocade	$(10,967)	$43,085	$(16,648)	$136,731
Weighted-average shares used in computing basic net income (loss) per share	408,589	400,554	406,792	404,228
Dilutive potential common shares in the form of stock options	—	1,428	—	1,380
Dilutive potential common shares in the form of other share-based awards	—	6,766	—	6,309
Weighted-average shares used in computing diluted net income (loss) per share	408,589	408,748	406,792	411,917
Diluted net income (loss) per share—attributable to Brocade stockholders	$(0.03)	$0.11	$(0.04)	$0.33
Antidilutive potential common shares in the form of: (1)
Warrants issued in conjunction with the 2020 Convertible Notes (2)	36,516	36,240	36,486	36,220
Stock options	1,536	1,374	1,740	1,624
Other share-based awards	9,525	316	9,241	650

(1)	These amounts are excluded from the computation of diluted net income (loss) per share.

(2)
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge and warrant transactions as described in Note 7, “Borrowings.” The 2020 Convertible Notes have no impact on diluted earnings per share until the average quarterly price of the Company’s common stock exceeds the adjusted conversion price of $15.75 per share. If the common stock price exceeds this adjusted conversion price, then immediately, prior to conversion, the Company will calculate the effect of the additional shares that may be issued using the treasury stock method. If the average price of the Company’s common stock exceeds $20.41 per share for a quarterly period, the Company’s weighted-average shares used in computing diluted net income (loss) per share will be impacted by the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The convertible note hedge is not considered for purposes of the diluted earnings per share calculation, as its effect would be antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on December 16, 2016. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “expects,” “anticipates,” “assumes,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “should,” “could,” “depend,” “will,” “contemplate,” “predict,” “potential,” and variations of such words and similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” below.

Overview
We are a leading supplier of networking hardware, software, and services for businesses and organizations of various types and sizes. Our end customers include global enterprises and other organizations that use our products and services as part of their communications infrastructure. In addition, service providers, such as telecommunication firms, cable operators, and mobile carriers, use our products and services as part of their commercial operations. Our business is focused on two key markets. One is Storage Area Networking (“SAN”), where we offer our SAN products, including modular directors, fixed-configuration and embedded switches, and network management and monitoring capabilities. The second is Internet Protocol (“IP”) Networking, where we offer IP routers, Ethernet switches, wireless access points and controllers, as well as network security, analytics, and monitoring. Our IP Networking products are available in modular and fixed hardware-based form factors and can be deployed in both traditional network and next-generation fabric designs. Our IP Networking products also include a range of virtualized network software offerings. We provide product-related customer support and services across all our businesses.
Key customer information technology (“IT”) initiatives, such as virtualization, enterprise mobility, data center consolidation, cloud computing, and migration to higher performance technologies, such as solid-state storage, continue to rely on our mission-critical SAN-based solutions. We are known as a storage networking innovator and have a leading SAN market share position. Our SAN business strategy is to continue to expand and diversify our partner base and introduce new, innovative solutions for both our large installed base and potential new customers. For example, in fiscal year 2016, we launched our Gen 6 Fibre Channel SAN platform. This next generation of switches and directors delivers superior performance and scalability designed to support demanding workloads from mission-critical applications. In addition, we continue to add new SAN partners, expand relationships with existing partners, and introduce new products, such as the Brocade Analytics Monitoring Platform, which we introduced in the fourth quarter of fiscal year 2015. This platform provides customers the ability to improve operational performance, stability, and security within their storage environments.
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
We continuously evaluate the products and initiatives where we choose to allocate capital. As a result of such evaluations, in the third quarter of fiscal year 2017, we committed to a plan and signed purchase agreements to divest certain portions of our IP Networking business through the sale of our virtual router (“vRouter”) product family and our software-based virtual application delivery controller (“vADC”) solutions. The purchase agreements are subject to certain closing conditions and are expected to be completed within the third quarter of fiscal year 2017. We do not expect that these divestitures will have a material impact on our financial condition or results of operations.
We continue to face multiple challenges as customers consider moving specific workloads to the cloud, evaluate hyper-converged architectures, and assess new architectures based on software, servers, and a mix of proprietary- and commodity-networking hardware. We also continue to be affected by worldwide macroeconomic conditions and face the possibility that these conditions could deteriorate and create a more cautious capital spending environment in the IT sector. In addition, United States (“U.S.”) federal customers are important to our business, and spending by the U.S. government can be variable and difficult to predict. We are also cautious about the stability and health of certain international markets and current global and country-specific dynamics, such as the drop in the value of the euro and the Chinese yuan versus the U.S. dollar, slowing economic growth in China, Russia-related geopolitical uncertainty, and the planned withdrawal of the United Kingdom from the European Union. These factors may impact our business and those of our partners. Our diversified portfolio of products helps mitigate the effect of some of these challenges, and we expect IT spending levels to generally rise in the long term. However, it is difficult for us to offset the effects of short-term reductions in IT spending.
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
Our plans for our operating cash flows are to provide liquidity for operations, capital investment, and other strategic initiatives, and to return capital to stockholders. In the second quarter of fiscal year 2017, our Board of Directors declared and paid a quarterly cash dividend of $0.055 per share of our common stock for a total of $22.4 million. In addition, on May 24, 2017, our Board of Directors declared a quarterly cash dividend of $0.055 per share of our common stock to be paid on July 5, 2017, to stockholders of record as of the close of market on June 12, 2017. Future dividend payments are subject to review and approval on a quarterly basis by our Board of Directors and are limited under the terms of the Merger Agreement (as defined below).
Pending Acquisition by Broadcom Limited
On November 2, 2016, we entered into a merger agreement (the “Merger Agreement”) with Broadcom Limited (“Broadcom”) under which Broadcom agreed to acquire us. Upon closing of the merger, our stockholders will receive $12.75 in cash, without interest, less any required tax withholding, for each share of our common stock. Our stockholders adopted the Merger Agreement and approved certain related matters at a special meeting of stockholders held on January 26, 2017. Consummation of the merger remains subject to certain other customary closing conditions, including the receipt of certain governmental and regulatory approvals in various jurisdictions. The transaction is not subject to a financing condition.
Assuming timely satisfaction or waiver of the necessary closing conditions, we anticipate that the merger will be completed on or about July 31, 2017. For additional information related to the merger, please refer to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.1 to this Form 10-Q. In addition, on February 22, 2017, Broadcom announced that it had entered into an agreement with ARRIS International plc (“ARRIS”) to divest our wireless and campus business to ARRIS, and on March 29, 2017, Broadcom announced that it had entered into an agreement with Extreme Networks, Inc. (“Extreme Networks”) to divest our data center, switching, routing, and analytics business to Extreme Networks, in each case, contingent on and following Broadcom’s acquisition of Brocade. See Part II, Item 1A. Risk Factors of this Form 10-Q, which is incorporated herein by reference, for a discussion of certain risks due to the announcement and pendency of the proposed acquisition and planned divestitures or the failure of the acquisition to be completed that have had and could continue to have a material adverse effect on our business and operating results. These risks include, but are not limited to, the diversion of management and employee attention, employee attrition, adverse reactions or changes to our business relationships with customers, partners, and suppliers, and uncertainty surrounding our future plans and prospects.

Overview of Financial Results
The following table provides an overview of some of our financial results (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Total net revenues	$552,753	$523,306	$1,134,216	$1,097,590
Gross margin	$342,760	$350,311	$709,883	$739,126
Gross margin, as a percentage of total net revenues	62.0%	66.9%	62.6%	67.3%
Income (loss) from operations	$(5,934)	$82,665	$(1,643)	$203,631
Operating income (loss), as a percentage of total net revenues	(1.1)%	15.8%	(0.1)%	18.6%
Net income (loss) attributable to Brocade Communications Systems, Inc.	$(10,967)	$43,085	$(16,648)	$136,731

Results of Operations
Our results of operations for the three and six months ended April 29, 2017, and April 30, 2016, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin for each reportable segment, which is indicated as a percentage of the respective reportable segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 29, 2017		April 30, 2016
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
SAN Products	$281,656	51.0%	$296,627	56.7%	$(14,971)	(5.0)%
IP Networking Products	173,451	31.4%	131,566	25.1%	41,885	31.8%
Global Services	97,646	17.6%	95,113	18.2%	2,533	2.7%
Total net revenues	$552,753	100.0%	$523,306	100.0%	$29,447	5.6%

	Six Months Ended
	April 29, 2017		April 30, 2016
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
SAN Products	$588,529	51.9%	$643,685	58.6%	$(55,156)	(8.6)%
IP Networking Products	347,195	30.6%	265,675	24.2%	81,520	30.7%
Global Services	198,492	17.5%	188,230	17.2%	10,262	5.5%
Total net revenues	$1,134,216	100.0%	$1,097,590	100.0%	$36,626	3.3%
The increase in total net revenues for the three months ended April 29, 2017, compared with the three months ended April 30, 2016, reflects higher sales for our IP Networking products and Global Services offerings, partially offset by lower sales for our SAN products, as further described below.

•
The decrease in SAN product revenues was caused by lower revenues across our SAN product portfolio, primarily due to competition from alternative storage networking technologies and architectures, and customer uncertainty surrounding our pending acquisition by Broadcom. Consequently, the number of ports shipped decreased by 6.8% during the three months ended April 29, 2017, the effect of which was partially offset by a 1.9% increase in the average selling price per port during the same period related to a favorable product mix;

•
The increase in IP Networking product revenues primarily reflects $70.6 million in additional revenue from our wireless products due to the acquisition of Ruckus, partially offset by lower wired switch and router revenue, due in part to Broadcom’s planned divestiture of our IP Networking business; and

•	The increase in Global Services revenues was primarily due to growth in support revenue from our wireless products from our acquisition of Ruckus.
The increase in total net revenues for the six months ended April 29, 2017, compared with the six months ended April 30, 2016, reflects higher sales for our IP Networking products and Global Services offerings, partially offset by lower sales for our SAN products, as further described below.

•
The decrease in SAN product revenues was caused by lower revenues across our SAN product portfolio, primarily due to competition from alternative storage networking technologies and architectures, and customer uncertainty surrounding our pending acquisition by Broadcom. Consequently, the number of ports shipped decreased by 9.4% during the six months ended April 29, 2017, the effect of which was partially offset by a 0.9% increase in the average selling price per port during the same period related to a favorable product mix;

•
The increase in IP Networking product revenues primarily reflects $142.8 million in additional revenue from our wireless products due to the acquisition of Ruckus, partially offset by lower wired switch and router revenue, due in part to Broadcom’s planned divestiture of our IP Networking business; and

•	The increase in Global Services revenues was primarily due to growth in support revenue from our wireless products from our acquisition of Ruckus.

Our total net revenues by geographic area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	April 29, 2017		April 30, 2016
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
U.S.	$274,646	49.7%	$275,250	52.6%	$(604)	(0.2)%
Europe, the Middle East and Africa (1)	170,458	30.8%	150,059	28.7%	20,399	13.6%
Asia Pacific	77,159	14.0%	64,433	12.3%	12,726	19.8%
Japan	20,632	3.7%	25,646	4.9%	(5,014)	(19.6)%
Canada, Central and South America	9,858	1.8%	7,918	1.5%	1,940	24.5%
Total net revenues	$552,753	100.0%	$523,306	100.0%	$29,447	5.6%

(1)	Includes net revenues of $70.7 million and $97.3 million for the three months ended April 29, 2017, and the three months ended April 30, 2016, respectively, relating to the Netherlands.

	Six Months Ended
	April 29, 2017		April 30, 2016
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
U.S.	$546,966	48.2%	$591,601	53.9%	$(44,635)	(7.5)%
Europe, the Middle East and Africa (1)	367,016	32.4%	303,114	27.6%	63,902	21.1%
Asia Pacific	160,088	14.1%	131,011	11.9%	29,077	22.2%
Japan	39,702	3.5%	50,231	4.6%	(10,529)	(21.0)%
Canada, Central and South America	20,444	1.8%	21,633	2.0%	(1,189)	(5.5)%
Total net revenues	$1,134,216	100.0%	$1,097,590	100.0%	$36,626	3.3%

(1)	Includes net revenues of $177.2 million and $201.5 million for the six months ended April 29, 2017, and the six months ended April 30, 2016, respectively, relating to the Netherlands.
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

International revenues for the three months ended April 29, 2017, increased to 50.3% as a percentage of total net revenues compared with 47.4% for the three months ended April 30, 2016, primarily due to a shift in the mix of OEM customer delivery locations for our SAN products. International revenues for the six months ended April 29, 2017, increased to 51.8% as a percentage of total net revenues compared with 46.1% for the six months ended April 30, 2016, also primarily due to a shift in the mix of OEM customer delivery locations for our SAN products.
A significant portion of our revenues is concentrated among a relatively small number of OEM customers. For the three months ended April 29, 2017, two customers individually accounted for 16% and 11% of our total net revenues for a combined total of 27% of total net revenues. For the three months ended April 30, 2016, two customers individually accounted for 19% and 11% of our total net revenues for a combined total of 30% of total net revenues. For the six months ended April 29, 2017, one customer individually accounted for 17% of our total net revenues. For the six months ended April 30, 2016, three customers individually accounted for 20%, 11%, and 11% of our total net revenues for a combined total of 42% of total net revenues. We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.
Gross margin. Gross margin as stated below is indicated as a percentage of the respective reportable segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages).

	Three Months Ended
	April 29, 2017		April 30, 2016
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/(Decrease)	% Points Change
SAN Products	$212,439	75.4%	$224,655	75.7%	$(12,216)	(0.3)%
IP Networking Products	77,930	44.9%	71,330	54.2%	6,600	(9.3)%
Global Services	52,391	53.7%	54,326	57.1%	(1,935)	(3.4)%
Total gross margin	$342,760	62.0%	$350,311	66.9%	$(7,551)	(4.9)%

	Six Months Ended
	April 29, 2017		April 30, 2016
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/(Decrease)	% Points Change
SAN Products	$443,582	75.4%	$490,509	76.2%	$(46,927)	(0.8)%
IP Networking Products	160,749	46.3%	142,546	53.7%	18,203	(7.4)%
Global Services	105,552	53.2%	106,071	56.4%	(519)	(3.2)%
Total gross margin	$709,883	62.6%	$739,126	67.3%	$(29,243)	(4.7)%
The changes in gross margin percentage for each reportable segment for the three months ended April 29, 2017, compared with the three months ended April 30, 2016, were primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues decreased primarily due to lower revenue, as well as an increase in overhead costs from higher incentive compensation and annual merit-based increases in salaries;

•
IP Networking gross margins relative to net revenues decreased primarily due to higher amortization of IP Networking-related intangible assets, an increase in excess and obsolete charges for the data center and campus switching business product lines, and the recognition of the purchase accounting adjustment in connection with the fair valuation of inventory acquired from Ruckus. In addition, overhead costs increased primarily due to growth in personnel-related expenses as a result of the Ruckus acquisition. This was partially offset by the additional higher product margins contributed from the acquired wireless products and reductions in direct product costs; and

•
Global Services gross margins relative to net revenues decreased primarily due to growth in personnel-related expenses as a result of the Ruckus acquisition, and lower support revenue from our legacy business, partially offset by an increase in support revenue from the acquisition of Ruckus.

The changes in gross margin percentage for each reportable segment for the six months ended April 29, 2017, compared with the six months ended April 30, 2016, were primarily due to the following factors (the percentages below reflect the impact on gross margin):

•
SAN gross margins relative to net revenues decreased primarily due to lowered cost absorption based on lower revenue, as well as an increase in overhead costs from higher incentive compensation and annual merit-based increases in salaries. In addition, the SAN business experienced an increase in certain component costs related to Gen 6 product shipments;

•
IP Networking gross margins relative to net revenues decreased primarily due to higher amortization of IP Networking-related intangible assets, an increase in excess and obsolete charges for the data center and campus switching business product lines, and the recognition of the purchase accounting adjustment in connection with the fair valuation of inventory acquired from Ruckus. In addition, overhead costs increased primarily due growth in personnel-related expenses as a result of the Ruckus acquisition. This was partially offset by the additional higher product margins contributed from the acquired wireless products and reductions in direct product costs; and

•
Global Services gross margins relative to net revenues decreased primarily due to growth in personnel-related expenses as a result of the Ruckus acquisition, and lower support revenue from our legacy business. In addition, stock-based compensation expense increased primarily due to the incremental expense from awards granted to Ruckus employees in connection with the acquisition and due to higher grant-date fair values of restricted stock units (“RSU”s) granted in the recent past. Stock-based compensation expense also increased due to the suspension of our employee stock purchase plan (“ESPP”) without concurrent replacement awards as required under the terms of the Merger Agreement, thereby resulting in the need to accelerate the unamortized expense in the first quarter of fiscal year 2017. This was partially offset by an increase in support revenue from the acquisition of Ruckus.

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
R&D expenses are summarized as follows (in thousands, except percentages):

	April 29, 2017		April 30, 2016
R&D expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$119,545	21.6%	$89,263	17.1%	$30,282	33.9%
Six months ended	$243,048	21.4%	$182,520	16.6%	$60,528	33.2%

R&D expenses increased for the three months ended April 29, 2017, compared with the three months ended April 30, 2016, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$23,165
Outside services expense	3,301
Expenses related to legal, IT, facilities, and other shared functions	3,147
Stock-based compensation expense	1,508
Various individually insignificant items	(839)
Total change	$30,282
Salaries and other compensation increased primarily due to growth in personnel-related expenses as a result of the Ruckus acquisition, annual merit-based increases in salaries, and higher incentive compensation. Outside services expense increased primarily due to increased contract workers and consulting services as a result of the Ruckus acquisition. Expenses related to legal, IT, facilities, and other shared functions increased primarily due to higher overall costs mainly related to the Ruckus acquisition. Stock-based compensation expense increased primarily due to the incremental expense from awards granted to Ruckus employees in connection with the acquisition and due to higher grant-date fair values of RSUs granted in the recent past. The increase was partially offset by a decrease in ESPP-related stock-based compensation expense primarily due to the terms of the Merger Agreement, thereby resulting in the need to accelerate the unamortized expense in the first quarter of fiscal year 2017. As such, there was no ESPP-related stock-based compensation expense to be recognized in the three months ended April 29, 2017.
R&D expenses increased for the six months ended April 29, 2017, compared with the six months ended April 30, 2016, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$41,927
Stock-based compensation expense	8,106
Expenses related to legal, IT, facilities, and other shared functions	6,403
Outside services expense	5,209
Various individually insignificant items	(1,117)
Total change	$60,528
Salaries and other compensation increased primarily due to growth in personnel-related expenses as a result of the Ruckus acquisition, annual merit-based increases in salaries, and higher incentive compensation. Stock-based compensation expense increased primarily due to the incremental expense from awards granted to Ruckus employees in connection with the acquisition and due to higher grant-date fair values of RSUs granted in the recent past. In addition, ESPP-related stock-based compensation expense increased primarily due to the terms of the Merger Agreement, thereby resulting in the need to accelerate the unamortized expense in the first quarter of fiscal year 2017. Expenses related to legal, IT, facilities, and other shared functions increased primarily due to higher overall costs primarily related to the Ruckus acquisition. Outside services expense increased primarily due to increased contract workers and consulting services as a result of the Ruckus acquisition.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and allocated expenses related to legal, IT, facilities, and other shared functions.
S&M expenses are summarized as follows (in thousands, except percentages):

	April 29, 2017		April 30, 2016
S&M expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$172,315	31.2%	$148,933	28.5%	$23,382	15.7%
Six months ended	$352,516	31.1%	$300,760	27.4%	$51,756	17.2%

S&M expenses increased for the three months ended April 29, 2017, compared with the three months ended April 30, 2016, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$26,626
Expenses related to legal, IT, facilities, and other shared functions	1,799
Outside services and other marketing expense	(3,605)
Stock-based compensation expense	(1,273)
Various individually insignificant items	(165)
Total change	$23,382
Salaries and other compensation increased primarily due to growth in personnel-related expenses as a result of the Ruckus acquisition, annual merit-based increases in salaries, higher variable incentive compensation, and new retention-focused compensation plans related to our pending acquisition by Broadcom. Expenses related to legal, IT, facilities, and other shared functions allocated to S&M activities increased primarily due to higher overall costs related to the Ruckus acquisition. Outside services and other marketing expense decreased primarily due to decreased consulting, events management, and marketing services, partially offset by increased expenses related to the acquisition of Ruckus and marketing programs. ESPP-related stock-based compensation expense decreased primarily due to the terms of the Merger Agreement, thereby resulting in the need to accelerate the unamortized expense in the first quarter of fiscal year 2017. As such, there was no ESPP-related stock-based compensation expense to be recognized in the three months ended April 29, 2017. Stock-based compensation expense also decreased primarily due to forfeiture reversals resulting from current quarter vesting of RSUs for employees who have terminated since the prior period. The decrease in stock-based compensation expense was partially offset by the incremental expense from awards granted to Ruckus employees in connection with the acquisition.
S&M expenses increased for the six months ended April 29, 2017, compared with the six months ended April 30, 2016, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$51,115
Stock-based compensation expense	4,463
Expenses related to legal, IT, facilities, and other shared functions	3,841
Outside services and other marketing expense	(8,326)
Various individually insignificant items	663
Total change	$51,756
Salaries and other compensation increased primarily due to growth in personnel-related expenses as a result of the Ruckus acquisition, annual merit-based increases in salaries, higher variable incentive compensation, and new retention-focused compensation plans related to our pending acquisition by Broadcom. Stock-based compensation expense increased primarily due to the incremental expense from awards granted to Ruckus employees in connection with the acquisition and due to higher grant-date fair values of RSUs granted in the recent past. In addition, ESPP-related stock-based compensation expense increased primarily due to the terms of the Merger Agreement, thereby resulting in the need to accelerate the unamortized expense in the first quarter of fiscal year 2017. The increase in stock-based compensation expense was partially offset by a decrease primarily due to forfeiture reversals resulting from current quarter vesting of RSUs for employees who have terminated since the prior year. Expenses related to legal, IT, facilities, and other shared functions allocated to S&M activities increased primarily due to higher overall costs related to the Ruckus acquisition. Outside services and other marketing expense decreased primarily due to decreased consulting, events management, and marketing services, and decreased investment in the go-to-market strategy for our software business, partially offset by increased expenses related to the acquisition of Ruckus.

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
G&A expenses are summarized as follows (in thousands, except percentages):

	April 29, 2017		April 30, 2016
G&A expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$31,016	5.6%	$22,791	4.4%	$8,225	36.1%
Six months ended	$64,513	5.7%	$45,220	4.1%	$19,293	42.7%
G&A expenses increased for the three months ended April 29, 2017, compared with the three months ended April 30, 2016, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation	$5,339
Outside services expense	1,627
Stock-based compensation expense	1,563
Various individually insignificant items	(304)
Total change	$8,225
Salaries and other compensation expense increased primarily due to growth in personnel-related expenses as a result of the Ruckus acquisition, increased costs of employment-related benefits, and annual merit-based increases in salaries. Outside services expense increased primarily due to increased audit fees mainly related to the acquisition of Ruckus, and increased contract workers and consulting services. Stock-based compensation expense increased primarily due to the incremental expense from awards granted to Ruckus employees in connection with the acquisition and due to higher grant-date fair values of RSUs granted in the recent past. This increase was partially offset by a decrease in ESPP-related stock-based compensation expense primarily due to the terms of the Merger Agreement, thereby resulting in the need to accelerate the unamortized expense in the first quarter of fiscal year 2017. As such, there was no ESPP-related stock-based compensation expense to be recognized in the three months ended April 29, 2017.
G&A expenses increased for the six months ended April 29, 2017, compared with the six months ended April 30, 2016, primarily due to the following (in thousands):

Increase
Stock-based compensation expense	$7,952
Salaries and other compensation	7,802
Outside services expense	2,806
Various individually insignificant items	733
Total change	$19,293
Stock-based compensation expense increased primarily due to the incremental expense from awards granted to Ruckus employees in connection with the acquisition and due to higher grant-date fair values of RSUs granted in the recent past. In addition, ESPP-related stock-based compensation expense increased primarily due to the terms of the Merger Agreement, thereby resulting in the need to accelerate the unamortized expense in the first quarter of fiscal year 2017. Salaries and other compensation expense increased primarily due to growth in personnel-related expenses as a result of the Ruckus acquisition, annual merit-based increases in salaries, increased costs of employment-related benefits, and higher incentive compensation. Outside services expense increased primarily due to an increase in audit fees mainly related to the acquisition of Ruckus, and increased contract workers, tax, and consulting services.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	April 29, 2017		April 30, 2016
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$7,582	1.4%	$902	0.2%	$6,680	740.6%
Six months ended	$15,176	1.3%	$1,804	0.2%	$13,372	741.2%
The increase in amortization of intangible assets for the three and six months ended April 29, 2017, compared with the three and six months ended April 30, 2016, was primarily due to the addition of intangible assets in connection with our acquisition of Ruckus in the third fiscal quarter of 2016 (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
Acquisition, divestiture, and integration costs. Acquisition, divestiture, and integration costs are summarized as follows (in thousands, except percentages):

	April 29, 2017		April 30, 2016
Acquisition, divestiture, and integration costs:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$18,236	3.3%	$5,757	1.1%	$12,479	216.8%
Six months ended	$36,273	3.2%	$5,757	0.5%	$30,516	530.1%
The increase in acquisition, divestiture, and integration costs for the three months ended April 29, 2017, compared with the three months ended April 30, 2016, was primarily due to transaction costs relating to our pending acquisition by Broadcom, legal fees incurred in connection with the Ruckus acquisition-related litigation, as well as from the planned divestitures of certain portions of our IP Networking business, partially offset by decreased consulting services and other professional fees incurred in connection with the Ruckus acquisition (see Note 3, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements).
The increase in acquisition, divestiture, and integration costs for the six months ended April 29, 2017, compared with the six months ended April 30, 2016, was primarily due to transaction costs relating to our pending acquisition by Broadcom and consulting services and other professional fees incurred in connection with the Ruckus acquisition.
Restructuring and other related benefits. We did not incur any restructuring and other related benefits for the three and six months ended April 29, 2017, nor for the three months ended April 30, 2016. Restructuring and other related benefits for the six months ended April 30, 2016, were primarily due to a favorable change in lease terms for a certain facility.
Interest expense. Interest expense primarily represents the interest cost associated with our senior secured notes, senior unsecured notes, convertible senior unsecured notes, and term loan (see Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Interest expense is summarized as follows (in thousands, except percentages):

	April 29, 2017		April 30, 2016
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$(15,949)	(2.9)%	$(9,955)	(1.9)%	$(5,994)	(60.2)%
Six months ended	$(31,442)	(2.8)%	$(19,820)	(1.8)%	$(11,622)	(58.6)%
Interest expense increased for the three and six months ended April 29, 2017, compared with the three and six months ended April 30, 2016, primarily due to the additional $800.0 million term loan borrowing we completed in the third quarter of fiscal year 2016 to fund the Ruckus acquisition (see Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).

Interest and other income, net. Interest and other income, net, is summarized as follows (in thousands, except percentages):

	April 29, 2017		April 30, 2016
Interest and other income, net:	Income	% of Net Revenues	Income	% of Net Revenues	Increase	% Change
Three months ended	$2,098	0.4%	$1,091	0.2%	$1,007	92.3%
Six months ended	$2,556	0.2%	$1,760	0.2%	$796	45.2%
The increase in interest and other income, net, for the three months ended April 29, 2017, compared with the three months ended April 30, 2016, was primarily due to lower foreign exchange losses as a result of the U.S. dollar weakening against certain foreign currencies. The increase in interest and other income, net, for the six months ended April 29, 2017, compared with the six months ended April 30, 2016, was primarily related to an increase in interest income for our money market funds due to an increase in interest rates.
Income tax expense (benefit). Income tax expense (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Six Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Income tax expense (benefit)	$(8,753)	$30,716	$(13,653)	$48,840
Effective tax rate	44.2%	41.6%	44.7%	26.3%
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
We recorded an income tax benefit for the three and six months ended April 29, 2017, compared to an income tax expense for the three and six months ended April 30, 2016, primarily due to an operating loss before tax for the three months ended April 29, 2017, and an operating loss before tax and a net discrete benefit from reserve releases as a result of reaching settlement on certain transfer pricing issues with the Geneva Tax Administration (“GTA”) during the six months ended April 29, 2017.
The effective tax rate for the three months ended April 29, 2017, was higher than the U.S. federal statutory tax rate of 35% primarily due to an income tax benefit on the small operating loss before tax.
The effective tax rate for the six months ended April 29, 2017, was higher than the U.S. federal statutory tax rate of 35% primarily due to an income tax benefit on the small operating loss before tax, and a net discrete benefit as a result of reaching settlement with the GTA.
Our income tax provision could change as a result of many factors, including the effects of changing tax laws and regulations or changes to the mix of IP Networking versus SAN products, which have different gross margins, and changes to the mix of domestic versus international profits. Many of these factors are largely impacted by the buying patterns of our OEM and channel partners. As estimates and judgments are used to project such domestic and international earnings, the impact to our future tax provision could vary if the current planning or assumptions change. In addition, we do not forecast discrete events, such as settlement of tax audits with governmental authorities, due to their inherent uncertainty. Such settlements have in the past, and could in the future, materially impact our tax expense.
For further discussion of our income tax provision, see Note 12, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	April 29, 2017	October 29, 2016	Increase
	(In thousands)
Cash and cash equivalents	$1,299,660	$1,257,075	$42,585
Percentage of total assets	26%	25%
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
Based on past performance and current expectations, we believe that for at least the next 12 months, internally generated cash flows and cash on hand will be generally sufficient to support business operations, capital expenditures, contractual obligations, and other liquidity requirements, including our debt service requirements. In addition, we have up to $100.0 million available under our revolving credit facility to provide additional liquidity. There are no other transactions, arrangements, or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity of, availability of, or our requirements for, capital resources.

Financial Condition
Our operating cash flows provide liquidity for operations, capital investment, and other strategic initiatives, and to return capital to stockholders. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. Beginning in the third quarter of fiscal year 2015, our Board of Directors increased our quarterly cash dividend to $0.045 per share of our common stock. Beginning in the third quarter of fiscal year 2016, our Board of Directors increased our quarterly cash dividend to and subsequently declared a dividend of $0.055 per share of our common stock. On May 24, 2017, our Board of Directors declared a quarterly cash dividend of $0.055 per share of our common stock to be paid on July 5, 2017, to stockholders of record as of the close of market on June 12, 2017. Future dividends are subject to review and approval on a quarterly basis by our Board of Directors and are limited under the terms of the Merger Agreement.
Net cash provided by operating activities for the six months ended April 29, 2017, totaled $105.2 million and was primarily due to our operating income when excluding non-cash items, partially offset by cash used for changes in assets and liabilities.
Net cash used in investing activities for the six months ended April 29, 2017, totaled $19.6 million and was primarily the result of $19.9 million in purchases of property and equipment.
Net cash used in financing activities for the six months ended April 29, 2017, totaled $42.9 million and was primarily the result of $44.8 million in cash dividend payments and $40.0 million in payment of principal related to the term loan facility of $800.0 million (the “Term Loan Facility”) in connection with our acquisition of Ruckus, partially offset by the $39.7 million in proceeds from the issuance of common stock from the ESPP purchases and stock option exercises. Effective November 2, 2016, stock repurchases are generally prohibited under the terms of the Merger Agreement.
Net proceeds from the issuance of common stock in connection with employee participation in our equity compensation plans have historically been a significant component of our liquidity. The extent to which we receive proceeds from these plans can increase or decrease based upon changes in the market price of our common stock, and from the amount and type of awards granted. For example, we have changed the mix of restricted stock unit and stock option awards granted towards granting fewer stock option awards in recent years, which reduces the net proceeds from the issuance of common stock in connection with participation in our equity compensation plans. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in our equity compensation plans has varied over time. In addition, our incoming cash flow has been impacted by the suspension of the ESPP, which took effect in the first quarter of fiscal year 2017.
A majority of our accounts receivable balance is derived from U.S. dollar-denominated sales to our OEM partners. We perform ongoing credit evaluations of our customers and generally do not require collateral or security interests on accounts receivable balances. We have established reserves for credit losses and sales allowances. While we have not experienced material credit losses in any of the periods presented, there can be no assurance that we will not experience material credit losses in the future.

Summary of Cash Flows Data

	Six Months Ended
	April 29, 2017	April 30, 2016
	(In thousands)
Net cash provided by operating activities	$105,244	$224,632
Net cash used in investing activities	(19,601)	(52,236)
Net cash used in financing activities	(42,867)	(185,991)
Effect of exchange rate fluctuations on cash and cash equivalents	(191)	356
Net increase (decrease) in cash and cash equivalents	$42,585	$(13,239)

Six Months Ended April 29, 2017, Compared to Six Months Ended April 30, 2016
Operating Activities. Cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities decreased by $119.4 million primarily due to lower operating income and the related net loss position for the six months ended April 29, 2017, as compared to the net income for the six months ended April 30, 2016, as well as due to decreased accounts receivable collections.
Investing Activities. Net cash used in investing activities decreased by $32.6 million primarily due to a decrease in cash used to purchase property and equipment, as well as for cash used for acquisitions during the six months ended April 29, 2017, as compared to the six months ended April 30, 2016.
Financing Activities. Net cash used in financing activities decreased by $143.1 million primarily due to no common stock repurchases in the six months ended April 29, 2017, as compared to the six months ended April 30, 2016, partially offset by the $40.0 million increase in payment of principal related to the Term Loan Facility.

Liquidity
Manufacturing and Purchase Commitments. We have manufacturing arrangements with contract manufacturers under which we provide up to 12-month product forecasts and place purchase orders in advance of the scheduled delivery of products to our customers. Our purchase commitments reserve reflects our estimate of purchase commitments we do not expect to utilize in normal operations in accordance with our policy (see Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements).
Income Taxes. We intend to indefinitely reinvest all current and accumulated earnings of our foreign subsidiaries for expansion of our business operations outside the United States. Therefore, we do not currently accrue U.S. income taxes on the earnings of our foreign subsidiaries.
Our existing cash and cash equivalents totaled $1,299.7 million as of April 29, 2017. Of this amount, approximately 84% was held by our foreign subsidiaries. We do not currently anticipate a need for these funds held by our foreign subsidiaries for our domestic operations, including dividends, payment of interest on our debt, and mandatory repayment of our Term Loan Facility, and our intent is to permanently reinvest such funds outside of the United States. Under current tax laws and regulations, if these funds are distributed to any of our United States entities in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
The IRS and other tax authorities regularly examine our income tax returns (see Note 12, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements). We believe we have adequate reserves for all open tax years.
Senior Unsecured Notes. In January 2013, we issued $300.0 million in aggregate principal amount of the 2023 Notes. We used the proceeds from the issuance of the 2023 Notes and cash on hand to redeem all of the outstanding principal amount of senior secured notes due 2018 in the second quarter of fiscal year 2013. See Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
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
These covenants are subject to a number of other limitations and exceptions as set forth in the 2023 Indenture. We were in compliance with all applicable covenants of the 2023 Indenture as of April 29, 2017.
Convertible Senior Unsecured Notes. In January 2015, we issued $575.0 million in aggregate principal amount of the 2020 Convertible Notes pursuant to an indenture, dated as of January 14, 2015, between us and Wells Fargo Bank, National Association, as the trustee (the “2015 Indenture”). Net of an original issue discount, we received $565.7 million in proceeds from the offering of the 2020 Convertible Notes. We used a portion of the net proceeds to discharge the 2020 Indenture and redeem all of the outstanding principal amount of the 2020 Notes, pay $35.0 million for the cost of the convertible note hedge transactions, net of the proceeds from the issuance of warrants, and to repurchase approximately 4.1 million shares of our common stock for $48.9 million at a purchase price of $11.80 per share, which was the closing price on January 8, 2015, the date of the pricing of the 2020 Convertible Notes. We intend to use the remaining net proceeds of $159.6 million for general corporate purposes, including potential acquisitions and other business development activities. The 2020 Convertible Notes are unsecured and have a significantly lower interest rate of 1.375% compared to 6.875% for the 2020 Notes. Interest is payable on January 1 and July 1 of each year, beginning on July 1, 2015. See Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Senior Credit Facility. On May 27, 2016, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, Deutsche Bank AG New York Branch, SunTrust Bank and certain other lenders. The Credit Agreement provided us with the Term Loan Facility of $800.0 million, which was fully drawn at the time of, and the proceeds used to fund in part, the Ruckus acquisition, and the Revolving Facility of $100.0 million, which is available to finance ongoing working capital requirements and other general corporate purposes. The initial term loan has a term of five years and bears interest at floating rates based on LIBOR, plus a 1.5% interest margin. See Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
There were no principal amounts outstanding under the Revolving Facility, and the full $100.0 million was available for future borrowing under the Revolving Facility as of April 29, 2017. During the six months ended April 29, 2017, we made payments totaling $40.0 million towards the principal of the Term Loan Facility.
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
These covenants are subject to a number of other limitations and exceptions as set forth in the Credit Agreement. We were in compliance with all applicable covenants of the Credit Agreement as of April 29, 2017.

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
Impact of Broadcom Acquisition. The consummation of the proposed acquisition of Brocade by Broadcom would constitute a “Fundamental Change” under the terms of the 2020 Convertible Notes and a “Change in Control” under the Credit Agreement, would result in a termination of the warrant transactions we entered into in connection with the 2020 Convertible Notes, and could result in a “Change of Control Triggering Event” under the 2023 Notes. In addition, the consummation of the proposed acquisition would result in a temporary adjustment to the conversion rate for the 2020 Convertible Notes. The payment obligations arising out of the occurrence of such events could materially impact our cash flows and financial position, and we and/or the acquirer may not have enough available cash or be able to obtain financing on acceptable terms (or at all) at the time to discharge those payment obligations. See “Risk Factors - The consummation of the proposed Broadcom acquisition could result in substantial obligations becoming payable in respect of the 2020 Convertible Notes, the Warrant Transactions, the 2023 Notes, and the Credit Agreement, which could negatively impact Brocade’s cash flows and financial position” and Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Stock Repurchase Program. As of April 29, 2017, our Board of Directors had authorized a total of approximately $3.5 billion for the repurchase of our common stock since the inception of the program in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, the trading price of our common stock, and other factors, including alternative investment opportunities. For the six months ended April 29, 2017, we had no stock repurchases. Approximately $979.4 million remained authorized for future repurchases under this program as of April 29, 2017. We are generally prohibited under the terms of the Merger Agreement with Broadcom from executing repurchases under this program.

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of April 29, 2017 (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Term Loan Facility (1)	$800,529	$97,895	$190,032	$512,602	$—
Convertible senior unsecured notes due 2020 (1)	596,069	7,906	13,163	575,000	—
Senior unsecured notes due 2023 (1)	379,362	13,875	27,750	27,750	309,987
Non-cancellable operating leases (2)	94,419	26,414	27,415	22,875	17,715
Purchase obligations (1)	13,391	2,237	4,056	4,056	3,042
Purchase commitments, gross (3)	142,308	142,308	—	—	—
Total contractual obligations	$2,026,078	$290,635	$262,416	$1,142,283	$330,744
Other Commitments:
Standby letters of credit	$138	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$196,967	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)
Amount excludes contractual sublease income of $0.5 million, which consists of $0.3 million to be received in less than one year, $0.2 million to be received in one to three years, and the remaining $17.0 thousand to be received in three to five years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with a third-party contract manufacturer. Of this amount, we have accrued reserves of $1.7 million for estimated purchase commitments that we do not expect to utilize in normal operations within the next 12 months, in accordance with our policy.

(4)	As of April 29, 2017, we had a gross liability for unrecognized tax benefits of $193.9 million and an accrual for the payment of related interest and penalties of $3.1 million.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of April 29, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended April 29, 2017, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

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
We are exposed to changes in interest rates as a result of our borrowings under our Term Loan Facility, which in the second quarter of fiscal year 2017, bore interest at floating rates based on LIBOR, plus a 1.5% interest margin. Based on outstanding principal indebtedness of $740.0 million under our Term Loan Facility as of April 29, 2017, if market rates average 1% above the current interest rate, our annual interest expense would increase by approximately $7.4 million. Our remaining material borrowings as of April 29, 2017, bear interest at fixed rates, and therefore were not sensitive to changes in interest rates.
Our cash and cash equivalents are primarily maintained at eight major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We had $981.9 million invested in money market funds as of April 29, 2017, which were not materially sensitive to changes in interest rates due to the short duration of these investments.
We were not subject to material interest rate risk in geographical areas outside of the United States as a substantial portion of our cash and cash equivalents is invested in money market funds in U.S. dollars that have a fixed share price.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the six months ended April 29, 2017, were the British pound, the Indian rupee, the euro, the Chinese yuan, the Singapore dollar, the Swiss franc, the Japanese yen, and the Australian dollar. Because we report in U.S. dollars and we have a net expense position in foreign currencies, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.

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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of April 29, 2017, the gross notional amount of our cash flow derivative instruments was $82.4 million, and we had hedges in place through October 4, 2017.
We have performed a sensitivity analysis as of April 29, 2017, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on April 29, 2017. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of April 29, 2017.
Equity Price Risk
From time to time, we have made equity investments in companies that develop technology or provide services that are complementary to, or broaden the markets for, our products or services and further our business objectives. We had no investments in publicly traded equity securities as of April 29, 2017. The aggregate cost of our equity investments in non-publicly traded companies was $4.9 million as of April 29, 2017. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On April 28, 2017, the last business day of our second fiscal quarter of 2017, the last reported sale price of our common stock on the NASDAQ Global Select Market was $12.57 per share.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act, that occurred during the quarter ended April 29, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
Acquisition-Related Litigation
The information set forth under the heading “Ruckus Acquisition-Related Litigation,” “Ruckus Acquisition-Related Appraisal Demand,” and “Broadcom Acquisition-Related Litigation” in Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
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

Item 1A. Risk Factors

The announcement and pendency of Brocade’s agreement to be acquired by Broadcom Limited (“Broadcom”) and Broadcom’s planned divestiture of certain portions of Brocade’s Internet Protocol (“IP”) Networking business has had and may continue to have an adverse effect on Brocade’s business and operating results.

On November 2, 2016, Brocade entered into a merger agreement with Broadcom under which Broadcom agreed to acquire Brocade. In connection with the announcement of the proposed acquisition, Broadcom announced its intention to retain Brocade’s Storage Area Networking (“SAN”) business and divest certain portions of Brocade’s IP Networking business. Brocade’s pending acquisition by Broadcom, and Broadcom’s announcement of its plans to divest certain portions of Brocade’s IP Networking business, has had and may continue to have an adverse effect on Brocade’s revenue in the near term if its customers delay, defer, or cancel purchases pending completion of the transactions. In addition, on February 22, 2017, Broadcom announced that it had entered into an agreement with ARRIS International plc (“ARRIS”) to divest Brocade’s wireless and campus business to ARRIS, and on March 29, 2017, Broadcom announced that it had entered into an agreement with Extreme Networks, Inc. (“Extreme Networks”) to divest Brocade’s data center, switching, routing, and analytics business to Extreme Networks, in each case, contingent on and following Broadcom’s acquisition of Brocade. These announcements of Broadcom’s planned divestitures of certain portions of Brocade’s IP Networking business may create additional uncertainty. Current and prospective customers of Brocade’s products and services, including its SAN and IP Networking solutions, have been and may continue to be reluctant to purchase Brocade solutions due to potential uncertainty about the direction of its offerings and the support and service of its offerings following consummation of the transactions. Brocade is subject to additional risks in connection with the announcement and pendency of the proposed transactions, including:

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

•	continued erosion of EBITDA that may lead to long-term noncompliance with debt financial covenants and erosion of domestic cash;

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
As noted above, on February 22, 2017, and March 29, 2017, Broadcom announced its plans to divest certain portions of Brocade’s IP Networking business to each of ARRIS and Extreme Networks following Broadcom’s acquisition of Brocade. Uncertainties regarding these transactions and any planned divestiture of other portions of Brocade’s IP Networking business, including the completion and timing of any such divestiture, the identity of the buyer or buyers, and the terms and conditions of any such transaction or transactions, have exacerbated and may continue to exacerbate certain of the risks described above in relation to this business.

The failure to complete Brocade’s pending acquisition by Broadcom may adversely affect Brocade’s business, financial condition, operating results, and stock price.

Consummation of the acquisition is subject to certain customary closing conditions, including, without limitation: the absence of legal impediments; the expiration or termination of the required waiting periods (as extended pursuant to the request for additional information and documentary materials, commonly referred to as a “second request,” received from the Federal Trade Commission on February 3, 2017) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; antitrust regulatory approval in the People’s Republic of China; and review and clearance by the Committee on Foreign Investment in the United States. There can be no assurance that these conditions to the completion of the merger will be satisfied in a timely manner or at all. If the merger is not completed, Brocade’s stock price could fall to the extent its current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, Brocade may suffer other consequences that could adversely affect its business, financial condition, operating results, and stock price including the following:

•
any disruptions to Brocade’s business resulting from the announcement and pendency of the proposed transactions, including adverse changes in its relationships with customers, suppliers, channel partners, other business partners and employees, may continue or intensify in the event the acquisition is not consummated or is significantly delayed;

•	Brocade would have incurred significant costs, including professional services fees and other transaction costs, in connection with the proposed transactions that it would be unable to recover;

•	Brocade may experience continued erosion of EBITDA that may lead to long-term noncompliance with debt financial covenants and erosion of domestic cash;

•	Brocade may be subject to negative publicity or be negatively perceived by the investment or business communities;

•	Brocade may be subject to legal proceedings related to the transactions contemplated by the merger agreement;

•	Brocade may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	Brocade may experience a departure of employees.

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

In December 2016 and January 2017, six putative class-action lawsuits (the “Broadcom acquisition-related matters”) were commenced against, among others, Brocade and its directors in the United States District Court for the Northern District of California. The complaints each allege violations of Sections 14(a) and 20(a) of the Exchange Act and one or more SEC rules arising out of Brocade’s preliminary and definitive proxy statements filed with the SEC on December 6 and December 20, 2016, respectively, relating to the proposed merger. Among other things, the plaintiffs in these actions seek to enjoin the defendants from consummating the proposed merger. Brocade stockholders, as plaintiffs, may initiate further stockholder class-action lawsuits also seeking, among other things, to enjoin consummation of the merger. One of the conditions to the consummation of the merger is that no governmental entity of competent jurisdiction shall have issued an order or decree which prohibits or prevents the consummation of the merger on the terms contemplated in the merger agreement. There can be no assurance that Brocade and the other defendants in these lawsuits will be successful in their defenses. An unfavorable outcome in any such lawsuit could prevent or delay the consummation of the merger and, regardless of the outcome, may result in substantial costs to Brocade and may otherwise negatively affect its business and operations. For additional information regarding the Broadcom acquisition-related matters, see Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

•
Holders of the 2023 Notes have the right to require Brocade to repurchase their notes upon the occurrence of a “Change of Control Triggering Event” (as defined in the indenture governing the 2023 Notes), at a repurchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any. The proposed Broadcom acquisition would result in a Change of Control Triggering Event if the acquisition were accompanied or followed within a specific period by certain downgrades of the ratings of the 2023 Notes.

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
Cisco maintains a dominant position in the networking market; however, customers also have many choices in both traditional and emerging networking technology and networking providers. These other competitors in the networking market include A10 Networks, Inc.; Arista Networks, Inc.; Avaya Inc.; Dell, Inc. (now, Dell Technologies Inc. (“Dell Technologies”)); Extreme Networks, Inc.; F5 Networks, Inc.; HPE; Huawei Technologies Co. Ltd.; Juniper; Nokia Corporation (“Nokia”); and Nutanix, Inc. Many of Brocade’s competitors have longer operating histories; greater financial, technical, sales, marketing, and other resources; more name recognition; and larger customer-installed bases than Brocade. These companies’ businesses may have better economies of scale, and therefore these companies could also adopt more aggressive pricing policies than Brocade. Some of these companies’ brands are better known by end users than Brocade’s brand, and channel partners often prefer to sell well-known brands to end-user accounts. In addition, some of Brocade’s current and potential competitors have in the past, and could in the future, enhance their business models through acquisitions, divestitures, or new strategic alliances designed to enable them to better compete for customers by offering more comprehensive solutions. For example, in recent years, Dell Technologies acquired EMC Corporation (now, “Dell EMC”), Cavium, Inc. (“Cavium”) acquired QLogic Corporation, and Nokia acquired Alcatel-Lucent. Such industry consolidation may increase competitive dynamics in Brocade’s markets, impact Brocade’s partner ecosystem, and limit certain routes to market for Brocade’s solutions. Also, any one of these competitors could devote more resources to develop, promote, and sell their products, and, therefore, could respond more quickly to changes in customer or market requirements and adopt more aggressive pricing policies. Brocade’s failure to successfully compete in the networking market would harm its business and financial results.

Conditions in the SAN market could adversely affect Brocade’s business, financial results, and growth prospects.

Approximately one-half of Brocade’s fiscal year 2016 revenue was generated from its SAN business. As such, Brocade’s business, financial results, and growth prospects may be impacted significantly by changes in SAN market conditions. For example, total SAN market revenue contracted in calendar years 2015 and 2016 due to, among other factors, the increasing efficiency of SAN products, the adoption of other networking protocols, changes in data center architectures, hyper-converged solutions and other new storage technologies, and the other competitive factors described in the risk factor above.
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
Also, one or more of Brocade’s OEM partners could elect to divest certain lines of business, split their business, or consolidate or enter into a strategic partnership with one of Brocade’s competitors, such as IBM’s sale of certain lines of business to Lenovo Group Limited, HPE becoming a separate public company, and the acquisition of the former EMC Corporation by Dell Technologies, which could reduce or eliminate Brocade’s revenue opportunities with that OEM partner. In addition, business execution or other operating performance issues experienced by Brocade’s OEM partners has in the past, and may in the future, adversely affect Brocade’s revenue and financial results. Brocade anticipates that a significant portion of its revenues and operating results from its SAN business will continue to depend on sales to a relatively small number of OEM partners. Brocade’s business and financial results could be harmed by the loss of any one significant OEM partner, a decrease in the level of sales to any one such partner, a change in any one such partner’s go-to-market strategy, or an unsuccessful negotiation on key terms, conditions, or timing of purchase orders placed during a quarter.

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

Risks associated with acquisitions can be more pronounced for larger and more complicated transactions. For example, Brocade completed its acquisition of Ruckus in May 2016. The size of the Ruckus acquisition increases both the scope and consequence of the ongoing risks and challenges associated with that acquisition. These risks are further exacerbated by the pending acquisition of Brocade by Broadcom and Broadcom’s planned divestiture of Brocade’s wireless and campus networking businesses, which include Ruckus, to ARRIS. Brocade may not successfully address those risks and challenges in a timely manner, or at all. If that occurs, Brocade may not fully realize all of the anticipated benefits of the Ruckus acquisition, and its revenue, expenses, operating results and financial condition could be adversely affected.
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

Developing new products, services, and support offerings requires significant upfront investments that may not result in revenues for an extended period of time, if at all. Brocade must achieve market acceptance of its new product and support offerings on a timely basis in order to realize the benefits of its investments. However, the market for networking solutions, driven in part by the growth and evolution of the Internet and adoption of new technologies, such as software-defined networking, network functions virtualization, and Wi-Fi-related cloud services, is characterized by rapidly changing technology, accelerated product introduction cycles, changes in customer requirements, and evolving industry standards. In addition, many of Brocade’s new products, services, and support offerings will be directed toward customers, including hyperscale cloud providers and large service providers, with whom Brocade does not have strong existing sales relationships and who may require longer periods of time to evaluate products prior to making purchases. Sales to these customers may be challenging because sales are often based on long-term relationships and network incumbency and the complex system environments maintained by these customers often require interoperation with a variety of other vendors and back-office applications. Brocade’s future success depends largely upon its ability to address the rapidly changing needs of both new and existing customers by: allowing connectivity to other devices and partnering effectively; keeping pace with technological developments and emerging industry standards; and delivering high-quality, reliable, and cost-effective products, product enhancements, and services and support offerings on a timely basis.
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

As Brocade introduces new or enhanced products, such as Brocade’s recently introduced Gen 6 Fibre Channel SAN platform and SLX line of routers and data center switches, it must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, maintain existing support revenue streams, and provide sufficient supplies of new products to meet customer demands. The introduction of new or enhanced products may shorten the life cycle of Brocade’s existing products or replace the sales of some of Brocade’s current products, thereby offsetting the benefit of a successful product introduction. When Brocade introduces new or enhanced products, it faces numerous risks related to product transitions, including the inability to accurately forecast demand, manage excess and obsolete inventories, address new or higher product cost structures, and manage different sales and support requirements due to the type or complexity of the new or enhanced products. In addition, customer evaluation periods or any customer uncertainty regarding the timeline for rolling out new products, or Brocade’s plans for future support of existing products (for example, uncertainty created by Brocade’s pending acquisition by Broadcom and Broadcom’s planned divestiture of certain portions of Brocade’s IP Networking business), may cause customers to delay purchase decisions or to purchase competing products, which would adversely affect Brocade’s business and financial results.

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
In addition, the pending acquisition of Brocade by Broadcom, and Broadcom’s planned divestiture of certain portions of Brocade’s IP Networking business, have had and may continue to have an adverse effect on Brocade’s ability to retain and motivate current employees or attract and retain prospective employees, each of whom may be uncertain about their future roles and relationships following the completion of the transactions. Further, Brocade’s ability to change compensation or take other actions to retain employees is limited under the merger agreement. Attrition of Brocade’s employees will likely have an adverse effect on Brocade’s business.

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

IT spending is subject to cyclical and uneven fluctuations, which could cause Brocade’s financial results to fluctuate unevenly and unpredictably. For example, the U.S. federal budget for government IT spending can be highly seasonal and subject to delays, reductions, and uncertainty due to changes in the political and legislative environment. It can also be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of Brocade’s OEM partners or other customers will affect Brocade’s business in the future, particularly as Brocade releases new or enhanced products. While Brocade’s first and fourth fiscal quarters are typically stronger quarters for SAN products and Brocade’s third and fourth fiscal quarters are typically stronger quarters for IP Networking solutions, future buying patterns may differ from historical seasonality. If the mix of revenue changes, it may also cause results to differ from historical seasonality. Accordingly, Brocade’s quarterly and annual revenues, operating results, cash flows, and other financial and operating metrics may vary significantly in the future, and the results of any prior periods should not be relied upon as an indication of future performance. In addition, the announcement and pendency of Brocade’s agreement to be acquired by Broadcom, Broadcom’s planned divestiture of certain portions of Brocade’s IP Networking business, or the failure to complete the proposed transactions on a timely basis or at all, could have a material adverse effect on, and cause fluctuations in, Brocade’s operating results.

Failure to accurately forecast demand for Brocade’s products or to successfully manage the production of its products could increase Brocade’s product cost and adversely affect its revenue, margins and profitability.

Brocade provides product forecasts to its contract manufacturers (“CMs”) and places purchase orders with them in advance of the scheduled delivery of products to Brocade’s customers. In preparing sales and demand forecasts, Brocade relies largely on input from its sales force, partners, resellers, and end-user customers. If Brocade is unable to accurately forecast demand, or if Brocade fails to effectively communicate with its distribution partners about end-user demand or other time-sensitive information, Brocade’s ability to successfully manage production could be negatively impacted. Brocade’s ability to accurately forecast demand also may become increasingly limited as Brocade introduces new or enhanced products, begins phasing out certain products, or acquires other companies or businesses. Further, the announcement and pendency of Broadcom’s proposed acquisition of Brocade and planned divestiture of certain portions of Brocade’s IP Networking business increase the challenge of accurately forecasting customer demand. If these forecasts are inaccurate, Brocade may be unable to obtain adequate manufacturing capacity from its CMs to meet customers’ delivery requirements, which could cause customers to cancel their orders for Brocade products. Inaccurate forecasts also could cause Brocade to accumulate excess inventories or incur costs associated with excess manufacturing capacity. If customers cancel their orders, Brocade’s revenue may be adversely affected. If excess inventories accumulate, Brocade’s gross margins may be negatively impacted by write-downs for excess and/or obsolete inventory. In addition, Brocade will experience higher fixed costs as it expands its CMs’ capabilities for forecasted demand, which could negatively affect Brocade’s margins if demand decreases suddenly and Brocade is unable to reduce these fixed costs.
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
Brocade relies on a combination of patent, copyright, trademark, and trade secret laws, along with measures such as physical and operational security and contractual restrictions, to protect its intellectual property rights in its proprietary technologies, but none of these methods of protection may be entirely appropriate or adequate to address all risks that could result in a loss of intellectual property rights. Loss or violation of Brocade’s intellectual property rights could adversely affect Brocade’s business and operating results through a loss of revenue or an increase in expenses.

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

Brocade is a party to lawsuits in the normal course of its business. The results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against Brocade, or legal actions initiated by Brocade, can often be expensive, time-consuming, and disruptive to normal business operations. Unfavorable outcomes from these claims and/or lawsuits could adversely affect Brocade’s business, financial results, or financial condition, and Brocade could incur substantial monetary liability and/or be required to change its business practices. In view of the uncertainties, potential risks, and expenses of litigation, Brocade may, from time to time, settle such disputes, even where Brocade had meritorious claims or defenses, by agreeing to settlement agreements that, depending on their terms, may significantly impact Brocade’s financial condition or results. Additional information regarding certain legal proceedings in which Brocade is currently engaged is discussed under “Legal Proceedings” in Part II, Item 1 of this Form 10-Q and in Note 8, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Brocade’s stock price has fluctuated in the past and may be subject to wide fluctuations in the future in response to various factors. Brocade does not have the ability to influence or control many of these factors. In addition to the factors discussed elsewhere in this “Risk Factors” section, factors that could affect Brocade’s stock price include, among others:

•	The failure of the pending acquisition of Brocade by Broadcom to be completed on a timely basis or at all;

•	Speculation, coverage, or sentiment in the media or investment community regarding the likelihood of completion of the pending acquisition of Brocade by Broadcom;

•	Public announcements regarding the status of the pending acquisition of Brocade by Broadcom and/or the status of Broadcom’s planned divestiture of certain portions of Brocade’s IP Networking business;

•	Actual or anticipated changes in Brocade’s operating results;

•	Whether Brocade’s operating results or forecasts meet the expectations of securities analysts or investors;

•	Actual or anticipated changes in the expectations of securities analysts or investors;

•	Recommendations by securities analysts or changes in their earnings estimates;

•	The announcement or timing of announcement of Brocade’s quarterly or annual operating results;

•	Announcements of actual or anticipated operating results by Brocade’s competitors, Brocade’s OEM partners, and other companies in the IT industry;

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

As of April 29, 2017, Brocade had approximately $1.6 billion in principal amount of outstanding indebtedness, including $575.0 million of indebtedness under the 2020 Convertible Notes, $300.0 million of unsecured indebtedness under the 2023 Notes, and $740.0 million of indebtedness under the Term Loan Facility described below. In connection with the completion of the Ruckus acquisition in May 2016, Brocade entered into the Credit Agreement pursuant to which the Lenders have provided Brocade with a term loan facility of $800.0 million (the “Term Loan Facility”) and a revolving credit facility of $100.0 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Senior Credit Facility”) (see Note 7, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). Brocade’s substantially increased indebtedness could have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions. In addition, a substantial amount of cash will be required to pay interest, make scheduled principal amortization payments, and repay at maturity Brocade’s indebtedness, which may adversely impact Brocade’s cash resources, reduce Brocade’s business flexibility and reduce the funds otherwise available for working capital, capital expenditures, acquisitions, stock repurchases, and other general corporate purposes. Moreover, Brocade’s increased indebtedness may put the company at a competitive disadvantage relative to other companies with lower indebtedness levels.
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

10.1*	Senior Leadership Plan for fiscal year 2017, as approved on February 2, 2017

10.2*
Brocade Communications Systems, Inc. 2009 Stock Plan, as amended and restated on April 11, 2017 (incorporated by reference to Exhibit 10.2 from Brocade’s current report on Form 8-K filed on April 12, 2017)

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

Brocade Communications Systems, Inc.

Date:	June 2, 2017	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Senior Vice President and Chief Financial Officer