Form 10-Q
period 2017-07-29
BROCADE COMMUNICATIONS SYSTEMS INC
filed 2017-09-01
CIK 1009626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒
The number of shares outstanding of the registrant’s common stock as of August 25, 2017, was 413,816,134 shares.

BROCADE COMMUNICATIONS SYSTEMS, INC.
FORM 10-Q
For the Quarter Ended July 29, 2017

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and future results. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding future revenue, margins, expenses, tax provisions, tax treatment, earnings, cash flows, benefit obligations, debt repayments, stock repurchases, dividends, or other financial items; any statements of the plans, strategies, and objectives of management for future operations, including planned investments or acquisitions; any statements concerning expected development, performance, success, market conditions, or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending litigation, including claims or disputes; any statements of expectation or belief; any statements regarding Brocade’s pending acquisition by Broadcom Limited or the divestiture of certain portions of Brocade’s IP Networking business; and any statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “assumes,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “should,” “could,” “depend,” “will,” “contemplate,” “predict,” “potential,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which Brocade operates, and the beliefs and assumptions of management. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II—Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed or implied in any forward-looking statements. Furthermore, Brocade undertakes no obligation to revise or update any forward-looking statements for any reason.
Additional Information
Brocade and the B-wing symbol are registered trademarks of Brocade Communications Systems, Inc., in the United States and/or in other countries. Other brands, products, or service names mentioned may be trademarks of Brocade or others.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(In thousands, except per share amounts)
Net revenues:
Product	$449,549	$490,995	$1,385,273	$1,400,355
Service	99,717	99,726	298,209	287,956
Total net revenues	549,266	590,721	1,683,482	1,688,311
Cost of revenues:
Product	154,760	188,492	486,153	464,797
Service	43,361	45,330	136,301	127,489
Total cost of revenues	198,121	233,822	622,454	592,286
Gross margin	351,145	356,899	1,061,028	1,096,025
Operating expenses:
Research and development	117,116	114,996	360,164	297,516
Sales and marketing	153,712	167,983	506,228	468,743
General and administrative	27,614	32,960	92,127	78,180
Settlement with dissenting stockholder of Ruckus Wireless, Inc.	8,528	—	8,528	—
Amortization of intangible assets	5,822	5,498	20,998	7,302
Acquisition, divestiture, and integration costs	13,246	14,868	49,519	20,625
Restructuring charges (benefits)	17,801	—	17,801	(566)
Impairment of equity investments	2,870	—	2,870	—
Loss on sold and held for sale software product lines	24,315	—	24,315	—
Total operating expenses	371,024	336,305	1,082,550	871,800
Income (loss) from operations	(19,879)	20,594	(21,522)	224,225
Interest expense	(15,875)	(13,462)	(47,317)	(33,282)
Interest and other income, net	2,580	1,557	5,136	3,317
Income (loss) before income tax	(33,174)	8,689	(63,703)	194,260
Income tax expense (benefit)	(13,622)	(1,806)	(27,275)	47,034
Net income (loss)	(19,552)	10,495	(36,428)	147,226
Less: Net loss attributable to noncontrolling interest	(46)	—	(274)	—
Net income (loss) attributable to Brocade Communications Systems, Inc.	$(19,506)	$10,495	$(36,154)	$147,226
Net income (loss) per share—basic attributable to Brocade Communications Systems, Inc. stockholders	$(0.05)	$0.02	$(0.09)	$0.36
Net income (loss) per share—diluted attributable to Brocade Communications Systems, Inc. stockholders	$(0.05)	$0.02	$(0.09)	$0.35
Shares used in per share calculation—basic	411,898	426,671	408,494	411,709
Shares used in per share calculation—diluted	411,898	434,416	408,494	419,416

Cash dividends declared per share	$0.055	$0.055	$0.165	$0.145
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(In thousands)
Net income (loss)	$(19,552)	$10,495	$(36,428)	$147,226
Other comprehensive income and loss, net of tax:
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses	209	(700)	376	(1,035)
Net gains and losses reclassified into earnings	363	482	799	1,831
Net unrealized gains (losses) on cash flow hedges	572	(218)	1,175	796
Foreign currency translation adjustments	1,972	(1,628)	2,635	(1,760)
Total other comprehensive income (loss)	2,544	(1,846)	3,810	(964)
Total comprehensive income (loss)	(17,008)	8,649	(32,618)	146,262
Less: Net loss attributable to noncontrolling interest	(46)	—	(274)	—
Less: Total other comprehensive income (loss) attributable to noncontrolling interest	40	—	(32)	—
Total comprehensive income (loss) attributable to Brocade Communications Systems, Inc.	$(17,002)	$8,649	$(32,312)	$146,262
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	July 29, 2017	October 29, 2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,179,369	$1,257,075
Accounts receivable, net of allowances for doubtful accounts of $1,818, and $1,736 as of July 29, 2017, and October 29, 2016, respectively	291,989	284,344
Inventories	70,511	69,355
Prepaid expenses and other current assets	87,128	62,236
Current assets held for sale	26,279	—
Total current assets	1,655,276	1,673,010
Property and equipment, net	416,181	455,326
Goodwill	2,255,326	2,295,184
Core/developed technology intangible assets, net	193,959	248,938
Other intangible assets, net	159,041	200,840
Non-current deferred tax assets	40,057	12,736
Other assets	41,591	53,777
Total assets	$4,761,431	$4,939,811

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS—Continued (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,074	$128,685
Accrued employee compensation	144,622	154,165
Deferred revenue	198,704	221,940
Current portion of long-term debt	76,725	76,692
Other accrued liabilities	69,517	113,170
Current liabilities held for sale	8,421	—
Total current liabilities	595,063	694,652
Long-term debt, net of current portion	1,457,602	1,502,063
Non-current deferred revenue	85,055	90,051
Non-current income tax liability	92,582	102,100
Other non-current liabilities	4,330	5,370
Total liabilities	2,234,632	2,394,236
Commitments and contingencies (Note 9)
Stockholders’ equity:
Brocade stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000 shares authorized:
Issued and outstanding: 413,745 and 401,748 shares as of July 29, 2017, and October 29, 2016, respectively	414	402
Additional paid-in capital	1,596,008	1,514,730
Accumulated other comprehensive loss	(23,603)	(27,413)
Retained earnings	951,592	1,055,194
Total Brocade stockholders’ equity	2,524,411	2,542,913
Noncontrolling interest	2,388	2,662
Total stockholders’ equity	2,526,799	2,545,575
Total liabilities and stockholders’ equity	$4,761,431	$4,939,811
See accompanying Notes to Condensed Consolidated Financial Statements.

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	July 29, 2017	July 30, 2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(36,428)	$147,226
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Excess tax benefits from stock-based compensation	—	(1,778)
Depreciation and amortization	118,365	80,979
Loss on disposal of property and equipment	3,506	458
Loss on sold and held for sale software product lines	24,315	—
Net gain on sale of investments	—	(122)
Amortization of debt issuance costs and debt discount	15,571	13,493
Provision (recovery) for doubtful accounts receivable and sales allowances	8,914	(1,946)
Non-cash purchase accounting adjustments to inventory	5,853	20,775
Non-cash stock-based compensation expense	94,471	88,805
Impairment of equity investments	2,870	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(16,558)	988
Inventories	(6,044)	5,601
Prepaid expenses and other assets	(16,029)	(9,725)
Deferred tax assets	63	(109)
Accounts payable	(27,370)	5,519
Accrued employee compensation	(56,803)	(57,520)
Deferred revenue	(20,900)	5,359
Other accrued liabilities	(48,799)	(43,874)
Restructuring liabilities	(365)	(1,223)
Net cash provided by operating activities	44,632	252,906
Cash flows from investing activities:
Purchases of non-marketable equity and debt investments	—	(2,000)
Proceeds from maturities and sale of short-term investments	—	150,323
Purchases of property and equipment	(28,618)	(59,810)
Net cash paid in connection with acquisitions	—	(564,888)
Proceeds from collection of note receivable	250	250
Net proceeds from sale of software product line	31,769	—
Net cash provided by (used in) investing activities	3,401	(476,125)

BROCADE COMMUNICATIONS SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued (Unaudited)

	Nine Months Ended
	July 29, 2017	July 30, 2016
	(In thousands)
Cash flows from financing activities:
Payment of principal related to the term loan	(60,000)	—
Payment of debt issuance costs	—	(891)
Payment of principal related to capital leases	—	(282)
Payment of accrued merger consideration to dissenting stockholder of Ruckus Wireless, Inc.	(41,280)	—
Common stock repurchases	—	(841,562)
Proceeds from issuance of common stock	41,283	49,195
Payment of cash dividends to stockholders	(67,448)	(61,706)
Proceeds from term loan	—	787,255
Proceeds from noncontrolling interest	—	2,550
Excess tax benefits from stock-based compensation	—	1,778
Net cash used in financing activities	(127,445)	(63,663)
Effect of exchange rate fluctuations on cash and cash equivalents	1,706	(926)
Net decrease in cash and cash equivalents	(77,706)	(287,808)
Cash and cash equivalents, beginning of period	1,257,075	1,440,882
Cash and cash equivalents, end of period	$1,179,369	$1,153,074
Supplemental disclosures of cash flow information:
Cash paid for interest	$36,454	$24,264
Cash paid for income taxes	$5,306	$46,163
Supplemental schedule of non-cash investing activities:
Acquisition of a business by the issuance of stock and accrual for an appraisal demand submitted by a dissenting stockholder of that business	$—	$623,116
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
Use of Estimates in Preparation of Condensed Consolidated Financial Statements
The preparation of the Company’s Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, sales allowances including discounts, returns, and sales programs, allowance for doubtful accounts, stock-based compensation, acquisition purchase price allocations, warranty obligations, inventory valuation and purchase commitments, impairment of goodwill and other indefinite-lived intangible assets, litigation, gain or loss on held for sale assets and liabilities, and income taxes. Actual results may differ materially from these estimates.
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
Consummation of the Merger is subject to certain customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), antitrust regulatory approval in the People’s Republic of China, the European Union and Japan, review and clearance by the Committee on Foreign Investment in the United States (“CFIUS”), and approval by the Company’s stockholders. The transaction is not subject to a financing condition.
The Company’s stockholders approved the Merger and related matters at a special meeting of stockholders held on January 26, 2017. No further approval by the Company’s stockholders is required with respect to the Merger.
On November 30, 2016, each of the Company and Broadcom submitted a notification and report form with the U.S. Federal Trade Commission (the “FTC”) and the Antitrust Division of the U.S. Department of Justice under the HSR Act. On July 3, 2017, the FTC accepted a proposed consent order for public comment in connection with the Merger. The FTC subsequently approved a final consent order on August 17, 2017.
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
On May 26, 2017, the Japan Fair Trade Commission granted antitrust clearance of the Merger.
On July 17, 2017, the Company and Broadcom agreed to withdraw and re-file their joint voluntary notice to CFIUS to allow more time for review and discussion with CFIUS in connection with the Merger.
On August 22, 2017, the Ministry of Commerce of the People’s Republic of China issued a written notice that it had granted conditional approval of the Merger pursuant to the Anti-Monopoly Law of the People’s Republic of China.
Assuming timely satisfaction or waiver of all remaining closing conditions (including review and clearance by CFIUS), Brocade expects that the Merger will be completed during the fourth quarter of fiscal year 2017.
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

2. Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the nine months ended July 29, 2017, as compared to those disclosed in Brocade’s Annual Report on Form 10-K for the fiscal year ended October 29, 2016.
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
In January 2017, the FASB issued an update to ASC 350, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment process by eliminating Step 2 from the quantitative goodwill impairment test. Under this update, goodwill is only impaired for the amount the net assets of the reporting unit exceeds its fair value. The impairment loss should not exceed the carrying amount of goodwill, including any impact from tax-deductible goodwill. The Company early adopted this update in the second quarter of fiscal year 2017. There was no material impact on the Company’s financial position, results of operations, or cash flows.
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
A majority of the Company’s accounts receivable balance is derived from U.S. dollar-denominated sales to original equipment manufacturer (“OEM”) partners in the computer storage and server industry. As of July 29, 2017, two customers accounted for a combined total of 33% of total accounts receivable (EMC Corporation (“EMC”), which was acquired by Dell, Inc. on September 7, 2016, combined with direct sales to Dell, Inc. (together, “Dell EMC”) with 20% and Hewlett Packard Enterprise Company (“HPE”) with 13%). As of October 29, 2016, two customers accounted for a combined total of 42% of total accounts receivable (Dell EMC with 29% and HPE with 13%). The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable balances. The Company has established reserves for credit losses and sales allowances.

For the three months ended July 29, 2017, three customers individually accounted for 16% (Dell EMC), 11% (HPE), and 10% (International Business Machines Corporation) of the Company’s total net revenues for a combined total of 37% of total net revenues. For the three months ended July 30, 2016, two customers individually accounted for 12% (EMC and HPE) of the Company’s total net revenues for a combined total of 24% of total net revenues.
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

3. Acquisitions, Divestitures, and Assets Held for Sale
Prior Fiscal Year Acquisition
Acquisition of Ruckus Wireless, Inc. (“Ruckus”)
On May 27, 2016 (“Acquisition Date”), the Company completed its acquisition of Ruckus, a public company incorporated in the state of Delaware, to strengthen its Internet Protocol (“IP”) Networking product portfolio by adding Ruckus’ wireless products and services to the Company’s networking solutions.
Immediately prior to the completion of the acquisition, there were 92.2 million outstanding shares of Ruckus common stock, which included 3.2 million shares of Ruckus common stock owned by a dissenting former Ruckus stockholder who subsequently filed a petition in Delaware Court of Chancery seeking appraisal of the fair value of those shares under Delaware law. During the three months ended July 29, 2017, the Company entered into a settlement agreement with the dissenting former Ruckus stockholder pursuant to which the dissenting former Ruckus stockholder was paid $51.9 million, representing $16.22 per share for each of the 3.2 million shares. The settlement amount exceeded the amounts of $41.3 million and $2.1 million previously recorded as purchase consideration and interest expense, respectively, by $8.5 million, which was recorded as a litigation settlement expense. See Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements for further discussion.
Based on the $8.60 per share closing price of the Company’s common stock on the Acquisition Date, the total purchase consideration paid or payable was approximately $1.3 billion.

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
During the second quarter of fiscal year 2017, the Company finalized the purchase price allocation upon obtaining additional information related to the fair value of inventories, property and equipment, identifiable intangible assets, deferred revenue, and deferred tax liabilities. As a result, the Company recorded measurement period adjustments resulting in a net decrease in goodwill of $3.9 million. During the three months ended July 29, 2017, there were no measurement period adjustments, and during the nine months ended July 29, 2017, the impact of the measurement period adjustments was not material to the Company’s Condensed Consolidated Statements of Operations.

Current Fiscal Year Divestiture and Assets Held for Sale
During the third quarter of fiscal year 2017, as a result of the Company’s evaluation of capital allocation for its products and initiatives, the Company committed to divest certain product lines of its IP Networking business to three unaffiliated buyers. The Company completed the divestiture of its virtual router (“vRouter”) product line for $31.7 million in cash, which resulted in a $6.7 million loss. The Company signed purchase agreements to divest its virtual application delivery controller (“vADC”) product line for $16.0 million and its virtual evolved packet core (“vEPC”) product line for $1.9 million. Those divestitures were not completed in the third quarter of fiscal year 2017. Consequently, the assets and liabilities associated with the vADC and vEPC divestitures were classified as held for sale on the Condensed Consolidated Balance Sheet as of July 29, 2017 (valued at fair value less costs to sell through the date of sale), which resulted in a $17.6 million estimated loss related to those two pending divestitures. The pending divestitures were completed during the fourth quarter of fiscal year 2017.
The total $24.3 million loss on those three divestitures is presented in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended July 29, 2017, as “Loss on sold and held for sale software product lines.” The three divestitures are reported in the IP Networking Products reportable segment.
The following table summarizes the net book value adjusted for estimated loss of components of held for sale assets and liabilities (in thousands):

Assets held for sale:
Prepaid expenses	$180
Property and equipment, net	1,019
Goodwill	12,921
Finite-lived intangible assets, net	12,159
Total current assets held for sale	$26,279

Liabilities held for sale:
Accrued employee compensation	$179
Deferred revenue	8,242
Total current liabilities held for sale	$8,421
Acquisition, Divestiture, and Integration Costs
The following table summarizes the “Acquisition, divestiture, and integration costs” included on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Direct acquisition costs associated with the Ruckus acquisition	$1,184	$10,232	$3,454	$15,218
Divestiture costs (1)	829	—	1,570	—
Integration costs associated with the Ruckus acquisition	(372)	4,636	3,338	5,407
Broadcom pending acquisition-related costs (2)	11,605	—	41,157	—
Total acquisition, divestiture, and integration costs	$13,246	$14,868	$49,519	$20,625

(1)	These costs relate to the completed divestiture of the Company’s vRouter product line and the pending divestitures of the vADC and vEPC product lines.

(2)	These costs are related to retention compensation for certain of the Company’s employees and legal and consulting fees.

4. Goodwill and Intangible Assets
The following table summarizes goodwill activity by reportable segment during the nine months ended July 29, 2017 (in thousands):

	Storage Area Networking (“SAN”) Products	IP Networking Products	Global Services	Total
Balance at October 29, 2016
Goodwill	$176,320	$1,698,641	$549,437	$2,424,398
Accumulated impairment losses	—	(129,214)	—	(129,214)
	176,320	1,569,427	549,437	2,295,184
Purchase accounting adjustments (1)	—	70,182	(74,120)	(3,938)
Divestitures and assets held for sale (2)	—	(35,920)	—	(35,920)
Balance at July 29, 2017
Goodwill	176,320	1,732,903	475,317	2,384,540
Accumulated impairment losses	—	(129,214)	—	(129,214)
	$176,320	$1,603,689	$475,317	$2,255,326

(1)
For the measurement period adjustments recorded in connection with the acquisition of Ruckus, see Note 3, “Acquisitions, Divestitures, and Assets Held for Sale,” of the Notes to Condensed Consolidated Financial Statements.

(2)
The reduction in goodwill relates to the completed divestiture of the Company’s vRouter product line and the pending divestitures of the vADC and vEPC product lines in the third quarter of fiscal year 2017. See Note 3, “Acquisitions, Divestitures, and Assets Held for Sale,” of the Notes to Condensed Consolidated Financial Statements for additional information.

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
Based on the results of the annual goodwill impairment analysis performed during the fourth fiscal quarter of 2016, the Company determined that no impairment charge needed to be recorded. As of July 29, 2017, no new events had occurred nor had any facts or circumstances changed since the annual goodwill impairment analysis performed during the fourth quarter of fiscal year 2016 that indicated that the fair values of the reporting units may be less than their current carrying amounts.
Intangible assets other than goodwill are primarily amortized on a straight-line basis over the following estimated remaining useful lives, unless the Company has determined these lives to be indefinite. The Company did not incur costs to renew or extend the term of any acquired finite-lived intangible assets during the nine months ended July 29, 2017.

The following tables present details of the Company’s intangible assets, excluding goodwill (in thousands, except for weighted-average remaining useful life):

	July 29, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (In years)
Finite-lived intangible assets:
Trade names	$42,130	$4,586	$37,544	9.82
Core/developed technology	240,250	46,291	193,959	5.09
Patent portfolio license (1)	7,750	2,695	5,055	16.02
Customer relationships	110,000	18,558	91,442	5.83
Total finite-lived intangible assets (2)	$400,130	$72,130	$328,000	5.58
Indefinite-lived intangible assets, excluding goodwill:
IPR&D (3)	25,000	—	25,000
Total indefinite-lived intangible assets, excluding goodwill	25,000	—	25,000
Total intangible assets, excluding goodwill	$425,130	$72,130	$353,000

	October 29, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life (In years)
Finite-lived intangible assets:
Trade names	$45,090	$2,359	$42,731	10.51
Core/developed technology	286,290	37,352	248,938	5.51
Patent portfolio license (1)	7,750	1,935	5,815	17.00
Customer relationships	143,110	15,813	127,297	6.32
Non-compete agreements	1,050	983	67	0.29
Patents with broader applications	1,040	110	930	13.38
Total finite-lived intangible assets	$484,330	$58,552	$425,778	6.08
Indefinite-lived intangible assets, excluding goodwill:
IPR&D (3)	24,000	—	24,000
Total indefinite-lived intangible assets, excluding goodwill	24,000	—	24,000
Total intangible assets, excluding goodwill	$508,330	$58,552	$449,778

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

(2)	During the nine months ended July 29, 2017, $9.5 million of finite-lived intangible assets became fully amortized and, therefore, were removed from the balance sheet.

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
Based on the results of the annual IPR&D impairment analysis performed during the fourth fiscal quarter of 2016, the Company determined that no impairment needed to be recorded. As of July 29, 2017, no new events had occurred nor had any facts or circumstances changed since the annual IPR&D impairment analysis performed during the fourth quarter of fiscal year 2016 that indicated that the fair value of the IPR&D asset may be less than the current carrying amount.
The amortization of finite-lived intangible assets is included in the following line items of the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Cost of revenues	$10,612	$8,922	$36,352	$15,269
General and administrative (1)	248	271	760	821
Amortization of intangible assets	5,822	5,498	20,998	7,302
Total	$16,682	$14,691	$58,110	$23,392

(1)	The amortization is related to the $7.8 million perpetual, nonexclusive license to certain patents purchased in fiscal year 2015.
The following table presents the estimated future amortization of finite-lived intangible assets as of July 29, 2017 (in thousands):

Fiscal Year	Estimated Future Amortization
2017 (remaining three months)	$14,761
2018	58,961
2019	58,760
2020	58,294
2021	58,225
Thereafter	78,999
Total	$328,000

5. Balance Sheet Details
The following tables provide details of selected balance sheet items (in thousands):

	July 29, 2017	October 29, 2016
Inventories:
Raw materials	$29,032	$17,793
Finished goods	41,479	51,562
Inventories	$70,511	$69,355

	July 29, 2017	October 29, 2016
Property and equipment, net:
Gross property and equipment
Computer equipment	$18,356	$19,710
Software	90,040	89,132
Engineering and other equipment	388,787	445,115
Furniture and fixtures	32,990	33,788
Leasehold improvements	36,801	37,973
Land and building	386,163	386,163
Total gross property and equipment	953,137	1,011,881
Accumulated depreciation and amortization (1)	(536,956)	(556,555)
Property and equipment, net	$416,181	$455,326

(1)	The following table presents the depreciation of property and equipment included on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Depreciation expense	$19,040	$20,393	$60,255	$57,531

6. Fair Value Measurements
The Company applies fair value measurements for both financial and non-financial assets and liabilities. The Company does not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis as of July 29, 2017.
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
During the nine months ended July 29, 2017, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

Assets and liabilities measured and recorded at fair value on a recurring basis as of July 29, 2017, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of July 29, 2017	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$824,925	$824,925	$—	$—
Derivative assets	737	—	737	—
Total assets measured at fair value	$825,662	$824,925	$737	$—
Liabilities:
Derivative liabilities	$141	$—	$141	$—
Total liabilities measured at fair value	$141	$—	$141	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheets.
Assets and liabilities measured and recorded at fair value on a recurring basis as of October 29, 2016, were as follows (in thousands):

		Fair Value Measurements Using
	Balance as of October 29, 2016	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$914,724	$914,724	$—	$—
Derivative assets	514	—	514	—
Total assets measured at fair value	$915,238	$914,724	$514	$—
Liabilities:
Derivative liabilities	$354	$—	$354	$—
Total liabilities measured at fair value	$354	$—	$354	$—

(1)	Money market funds are reported within “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheets.

7. Restructuring Charges (Benefits)
The following table provides details of “Restructuring charges (benefits)” included in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Severance and other employee termination costs related to employee voluntary separation plan	$17,801	$—	$17,801	$—
Lease loss reserve and related benefits	—	—	—	(566)
Total restructuring charges (benefits)	$17,801	$—	$17,801	$(566)

Fiscal 2017 Third Quarter Employee Voluntary Separation Plan
During the third quarter of fiscal year 2017, the Company implemented a voluntary separation plan for certain eligible employees in the United States and India to reduce the Company’s operating expense structure. The voluntary separation plan was approved by the Company’s management and communicated to the eligible employees in May 2017. Approximately 230 employees accepted the terms of the voluntary separation plan. As a result, the Company recorded aggregate charges of $17.8 million for severance and other employee termination costs during the third quarter of fiscal year 2017. The voluntary separation plan was substantially completed in the third quarter of fiscal year 2017. As of July 29, 2017, the cash payments remaining to be made under the plan total $3.8 million, substantially all of which are expected to be made by the end of the first quarter of fiscal year 2018, and are reported within “Accrued employee compensation” on the Company’s Condensed Consolidated Balance Sheets.

8. Borrowings
The following table provides details of the Company’s long-term debt (in thousands, except years and percentages):

			July 29, 2017		October 29, 2016
	Maturity	Stated Annual Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Senior Credit Facility:
Term Loan Facility	2021	variable	$720,000	3.54%	$780,000	2.53%
Convertible Senior Unsecured Notes:
2020 Convertible Notes	2020	1.375%	575,000	4.98%	575,000	4.98%
Senior Unsecured Notes:
2023 Notes	2023	4.625%	300,000	4.83%	300,000	4.83%
Total gross long-term debt			1,595,000		1,655,000
Unamortized discount			(58,405)		(73,540)
Unamortized debt issuance costs			(2,268)		(2,705)
Current portion of long-term debt			(76,725)		(76,692)
Long-term debt, net of current portion			$1,457,602		$1,502,063
Senior Credit Facility
In connection with the acquisition of Ruckus on May 27, 2016, the Company entered into a Credit Agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, N.A., as the administrative agent, swingline lender, and issuing lender, and certain other lenders (collectively, the “Lenders”). The Credit Agreement provides for a term loan facility of $800.0 million (the “Term Loan Facility”) and a revolving credit facility of $100.0 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Senior Credit Facility”). The Revolving Facility includes a $25.0 million letter of credit subfacility and a $10.0 million swing line loan subfacility. The proceeds of the Term Loan Facility were used to finance a portion of the acquisition of Ruckus and related fees and expenses, the repurchase of shares of the Company’s common stock, and fees and expenses related to the Senior Credit Facility.
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
There were no principal amounts outstanding under the revolving credit facility, and the full $100.0 million was available for future borrowing under the revolving credit facility as of July 29, 2017. Payments totaling $60.0 million were made towards the principal of the Term Loan Facility during the nine months ended July 29, 2017.
As of July 29, 2017, and October 29, 2016, the fair value of the Term Loan Facility was approximately $709.1 million and $767.4 million, respectively, which was estimated based on fair value for similar instruments.
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
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter which, prior to the amendment to the Credit Agreement discussed below, was not to exceed 3.50 to 1, subject to certain step-downs to 3.25 to 1 and 3.00 to 1 for fiscal periods ending on or after April 30, 2017, and April 30, 2018, respectively, and (ii) a minimum interest coverage ratio of not less than 3.50 to 1. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to:

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

As discussed under Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements, on November 2, 2016, the Company entered into a merger agreement with Broadcom under which Broadcom agreed to acquire Brocade. The consummation of the proposed acquisition by Broadcom would constitute a “change of control” under the events of default under the Credit Agreement. Due primarily to the pendency of the Merger and Broadcom’s stated intent to divest the Company’s IP Networking business after the closing of the Merger, the Company has experienced lower than expected revenue, earnings, and cash flows and higher than expected acquisition and integration expenses. As a result, on August 11, 2017, the Company amended the Credit Agreement, effective for the Company’s third fiscal quarter of 2017, to modify the consolidated total leverage ratio covenant to (i) postpone the effective date of a previously scheduled third fiscal quarter reduction in the maximum permitted consolidated total leverage ratio from 3.50 to 1 to 3.25 to 1 until the Company’s 2018 fiscal year, thus keeping the maximum permitted ratio at 3.50 to 1 for both the Company’s third and fourth fiscal quarters of 2017, and (ii) temporarily suspend the applicability of an existing 15% limit on the amount of certain expenses, including acquisition, integration and restructuring expenses, that may be added back when calculating consolidated EBITDA for purposes of financial covenant compliance for both the Company’s third and fourth fiscal quarters of 2017.
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
The 2020 Convertible Notes bear interest payable semiannually on January 1 and July 1 of each year, beginning on July 1, 2015. No payments were made toward the principal of the 2020 Convertible Notes during the nine months ended July 29, 2017.
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

	July 29, 2017	October 29, 2016
Principal	$575,000	$575,000
Unamortized discount of the liability component	(46,153)	(59,399)
Net carrying amount of liability component	$528,847	$515,601
Carrying amount of equity component	$43,320	$55,374
As of July 29, 2017, and October 29, 2016, the remaining period of amortization for the discount is 2.42 years and 3.17 years, respectively.
The following table presents the amount of interest cost recognized for amortization of the discount and for the contractual interest coupon for the 2020 Convertible Notes for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Amortization of discount	$4,470	$4,254	$13,245	$12,606
Contractual interest coupon	$1,977	$1,977	$5,930	$5,930
As of July 29, 2017, and October 29, 2016, the fair value of the 2020 Convertible Notes was approximately $581.7 million and $564.5 million, respectively, which was estimated based on broker trading prices.
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

The 2020 Convertible Notes contain provisions where the conversion rate is adjusted upon the occurrence of certain events, including if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. During the third fiscal quarter of 2017, the Board of Directors of the Company declared and paid a cash dividend in the amount of $0.055 per share. Accordingly, as of June 8, 2017, the conversion rate was adjusted to a rate of 63.6060 shares of the Company’s common stock per $1,000 principal amount of the notes, which is equal to 36.6 million shares at a conversion price of approximately $15.72 per share. However, because the adjustment resulted in a change to the conversion rate of less than 1%, as is allowed by the terms of the indenture governing the 2020 Convertible Notes, the Company elected to defer the administration and noteholder notification of such adjustment until the occurrence of (i) a subsequent adjustment to the conversion rate that results in a cumulative adjustment of at least 1% of the current conversion rate, (ii) the conversion of any 2020 Convertible Note, or (iii) certain other events requiring the adjustment to be made under the indenture governing the 2020 Convertible Notes.
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
As of July 29, 2017, the circumstances for conversion had not been triggered, and the 2020 Convertible Notes were not convertible. The if-converted value of the 2020 Convertible Notes as of July 29, 2017, did not exceed the principal amount of the 2020 Convertible Notes.
If a “fundamental change,” as specified in the terms of the indenture governing the 2020 Convertible Notes, occurs prior to the maturity date, holders of the notes may require the Company to repurchase the 2020 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2020 Convertible Notes repurchased, plus accrued and unpaid interest, if any, up to the repurchase date. As of July 29, 2017, a fundamental change had not occurred and the 2020 Convertible Notes were not re-purchasable.
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

Convertible Note Hedge and Warrants Related to the Convertible Senior Unsecured Notes
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge transactions with certain financial institutions (the “counterparties”) with respect to its common stock. Upon conversion of the 2020 Convertible Notes, the convertible note hedge transactions give the Company the right to acquire from the counterparties, subject to anti-dilution adjustments substantially similar to those in the 2020 Convertible Notes, initially approximately 36.1 million shares of the Company’s common stock at an initial strike price of $15.93 per share. Because a dividend in an amount greater than $0.035 per share was declared and paid effective beginning in the third fiscal quarter of 2015, the strike price under the convertible note hedge transactions has been adjusted to approximately $15.72 per share as of June 8, 2017. The convertible note hedge transactions are expected generally to reduce the potential common stock dilution and/or offset potential cash payments in excess of the principal amount of converted notes upon conversion of the notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions. The convertible note hedge transactions will be terminated on the maturity date of the 2020 Convertible Notes or earlier under certain circumstances. The $86.1 million cost of the convertible note hedge transactions has been accounted for as an equity transaction.
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
Under the terms of the warrants, the strike price and number of shares to be acquired by the holders of the warrants are adjusted if the Company pays a regular, quarterly cash dividend in an amount greater than $0.035 per share. Accordingly, the terms of the warrants were adjusted to reflect the payment of a cash dividend in the amount of $0.055 per share beginning in the third fiscal quarter of 2016. As of June 8, 2017, the holders of the warrants have the right to acquire up to approximately 36.6 million shares of the Company’s common stock at a strike price of approximately $20.38 per share.
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
The 2023 Notes bear interest payable semiannually on January 15 and July 15 of each year. No payments were made toward the principal of the 2023 Notes during the nine months ended July 29, 2017.
As of July 29, 2017, and October 29, 2016, the fair value of the 2023 Notes was approximately $307.9 million and $297.0 million, respectively, which was estimated based on broker trading prices.
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
Debt Maturities
As of July 29, 2017, the Company’s aggregate debt maturities based on outstanding principal were as follows (in thousands):

Fiscal Year	Principal Balances
2017 (remaining three months)	$20,000
2018	80,000
2019	80,000
2020	655,000
2021	460,000
Thereafter	300,000
Total	$1,595,000

9. Commitments and Contingencies
Product Warranties
The Company’s accrued liability for estimated future warranty costs is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs during the nine months ended July 29, 2017, and July 30, 2016 (in thousands):

	Accrued Warranty
	Nine Months Ended
	July 29, 2017	July 30, 2016
Beginning balance	$8,326	$7,599
Warranty liability assumed from acquisitions	—	760
Liabilities accrued for warranties issued during the period	2,136	2,768
Warranty claims paid and used during the period	(2,361)	(2,736)
Changes in liability for pre-existing warranties during the period	838	(60)
Ending balance	$8,939	$8,331
In addition, the Company has defense and indemnification clauses contained within its various customer contracts. As such, the Company indemnifies the parties to whom it sells its products with respect to the Company’s products, both alone and in certain circumstances when in combination with other products and services, for infringement of any patents, trademarks, copyrights, or trade secrets, as well as against bodily injury or damage to real or tangible personal property caused by a defective Company product, subject to the particular contract’s terms. As of July 29, 2017, there have been no known events or circumstances that have resulted in a material customer contract-related indemnification liability to the Company.

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
As of July 29, 2017, the Company’s aggregate commitment to its CMs for inventory components used in the manufacture of Brocade products was $158.9 million, which the Company expects to utilize during future normal ongoing operations, net of a purchase commitments reserve of $1.8 million, which is reported within “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet as of July 29, 2017. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to utilize in normal ongoing operations.
Income Taxes
The Company is subject to several ongoing income tax audits and has received notices of proposed adjustments or assessments from certain tax authorities. For additional discussion, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements. The Company believes it has adequate reserves for all open tax years.
Legal Proceedings
From time to time, the Company is subject to various legal proceedings and claims, including those identified below, which arise in the ordinary course of business, including claims of alleged infringement of patents and/or other intellectual property rights and commercial and employment contract disputes. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company believes it has recorded adequate provisions for any such matters and, as of July 29, 2017, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Company’s financial statements. However, litigation is inherently uncertain, and the outcome of these matters cannot be predicted with certainty. Accordingly, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these matters.

Ruckus Acquisition-Related Litigation
A putative class action captioned Hussey v. Ruckus Wireless, Inc., et al. is pending in the United States District Court for the Northern District of California (referred to as the “Hussey action”). The original complaint in the Hussey action, filed on June 3, 2016, alleged that Ruckus, members of the Ruckus board of directors, Ruckus’ chief financial officer, Brocade, and a Brocade subsidiary violated Section 14(e) of the Exchange Act based on allegedly false and/or misleading statements and/or alleged omissions in the Solicitation/Recommendation Statement on Schedule 14D-9 filed by Ruckus with the SEC on April 29, 2016, and violated Section 14(d)(7) of the Exchange Act and Rule 14d-10 promulgated thereunder based on the allegedly differential consideration received by members of the Ruckus board of directors and Ruckus’ chief financial officer in connection with the acquisition. An amended complaint, filed on October 24, 2016, named the same defendants as the original complaint and alleged that the defendants violated Sections 14(e), 14(d)(7), and 20(a) of the Exchange Act and Rule 14d-10 promulgated thereunder, that the members of the Ruckus board of directors breached their fiduciary duties to Ruckus stockholders, and that Ruckus’ chief financial officer, Brocade, and the Brocade subsidiary aided and abetted the members of the Ruckus board of directors in breaching their fiduciary duties to Ruckus stockholders. The amended complaint sought an award of damages in an unspecified amount. On December 8, 2016, all defendants filed a motion to dismiss the amended complaint. On February 21, 2017, the court granted the motion and dismissed the amended complaint, with leave to amend as to all claims except the claim for violations of Section 14(d)(7) of the Exchange Act and Rule 14d-10 promulgated thereunder, which claim was dismissed without leave to amend. A second amended complaint was filed on March 27, 2017, adding Ruckus’ financial advisor as an additional defendant and alleging that certain of the defendants violated Sections 14(e) and 20(a) of the Exchange Act, that the members of the Ruckus board of directors and Ruckus’ chief financial officer breached their fiduciary duties to Ruckus stockholders, and that Brocade and the Brocade subsidiary aided and abetted the individual defendants in breaching their fiduciary duties to Ruckus stockholders by purportedly doing one or more of the following: agreeing to terms preferential to the defendants and other Ruckus insiders; accepting overly restrictive deal protection measures in the merger agreement; failing to negotiate for a collar on Brocade’s stock price; providing allegedly false, misleading, and/or incomplete disclosures regarding conflicts of interest and the opinion of Ruckus’ financial advisors; and ultimately agreeing to unfair transaction consideration for the Ruckus shares. The second amended complaint sought an award of damages in an unspecified amount. On April 27, 2017, all defendants filed a motion to dismiss the second amended complaint. On June 29, 2017, the court granted the motion and dismissed the second amended complaint, without leave to amend as to all claims, and entered judgment accordingly. On July 27, 2017, the plaintiffs filed a motion to alter or amend the judgment.
Ruckus Acquisition-Related Appraisal Demand
On May 25, 2016, Ruckus received an appraisal demand letter seeking an appraisal under Section 262 of the Delaware General Corporation Law (“Section 262”) of the fair value of 3.2 million Ruckus shares purported to be beneficially owned by Verition Multi-Strategy Master Fund Ltd. (the “Dissenter”) that purportedly dissented from the merger of Ruckus with and into a wholly owned subsidiary of the Company. Under Section 262, the Dissenter is entitled to have those shares appraised by the Delaware Court of Chancery and receive payment of the “fair value” of such shares together with statutory interest as determined by the Delaware Court of Chancery, provided that Dissenter complies with the requirements of Section 262. The Dissenter filed a petition for appraisal in the Delaware Court of Chancery on September 22, 2016, captioned Verition Multi-Strategy Master Fund Ltd. v. Ruckus Wireless, Inc. On June 30, 2017, the parties entered into a settlement agreement pursuant to which Ruckus paid the Dissenter $51.9 million, representing $16.22 for each of the 3.2 million Ruckus shares in exchange for certain releases and a stipulated dismissal of the appraisal proceeding. On July 12, 2017, the court dismissed the appraisal proceeding.

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
Foreign Currency Exchange Rate Risk
A majority of the Company’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, the Company is exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. The Company is primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to its operations for the nine months ended July 29, 2017, were the British pound, the euro, the Indian rupee, the Chinese yuan, the Singapore dollar, the Japanese yen, the Taiwan new dollar, the Australian dollar, the Canadian dollar, the Israeli shekel, the Swiss franc, and the Hong Kong dollar. The Company has established a foreign currency risk management program to protect against the volatility of future cash flows caused by changes in foreign currency exchange rates. This program reduces, but does not eliminate, the impact of foreign currency exchange rate movements.

The Company utilizes a rolling hedge strategy for the majority of its foreign currency derivative instruments to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. All of the Company’s foreign currency forward contracts are single delivery, which are settled at maturity involving one cash payment. The Company’s foreign currency risk management program includes foreign currency derivatives with a cash flow hedge accounting designation that utilizes foreign currency forward and option contracts to hedge exposures to the variability in the U.S. dollar equivalent of anticipated non-U.S.-dollar-denominated cash flows. These instruments generally have a maturity of less than 15 months. For these derivatives, the Company initially reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive loss in stockholders’ equity and reclassifies it into earnings in the same period in which the hedged transaction affects earnings. The tax effect allocated to cash flow hedge-related components of other comprehensive income was not significant for the three and nine months ended July 29, 2017, and July 30, 2016.
Ineffective cash flow hedges are included in the Company’s net income (loss) as part of “Interest and other income, net.” The amount recorded on ineffective cash flow hedges was not significant for the three and nine months ended July 29, 2017, and July 30, 2016.
Net losses relating to the effective portion of foreign currency derivatives, which are offset by net gains on the underlying exposures, are recorded in the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Cost of revenues	$(80)	$(35)	$(155)	$(195)
Research and development	(24)	(342)	(92)	(968)
Sales and marketing	(269)	(120)	(583)	(764)
General and administrative	(32)	(10)	(62)	(54)
Total	$(405)	$(507)	$(892)	$(1,981)
Alternatively, the Company may choose not to hedge the foreign currency risk associated with its foreign currency exposures if the Company believes such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge.
As a result of foreign currency fluctuations, the net foreign currency exchange gains and losses recorded as part of “Interest and other income, net” were losses of $0.2 million and $1.9 million for the three and nine months ended July 29, 2017, respectively, and losses of $0.2 million and $0.8 million for the three and nine months ended July 30, 2016, respectively.
As of July 29, 2017, the Company had gross unrealized loss positions of $0.1 million and gross unrealized gain positions of $0.7 million included in “Other accrued liabilities” and “Prepaid expenses and other current assets,” respectively.
Volume of Derivative Activity
All derivatives are designated as hedging instruments as of July 29, 2017, and October 29, 2016. Total gross notional amounts, presented by currency, are as follows (in thousands):

	Derivatives Designated as Hedging Instruments
In U.S. dollars	July 29, 2017	October 29, 2016
British pound	$10,537	$42,783
Indian rupee	7,588	32,275
Euro	7,247	34,070
Chinese yuan	4,637	19,805
Swiss franc	3,287	14,426
Singapore dollar	3,253	15,057
Japanese yen	2,078	9,944
Australian dollar	1,980	7,876
Total	$40,607	$176,236

11. Stock-Based Compensation
Stock-based compensation expense, net of estimated forfeitures, is included in the following line items of the Company’s Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Cost of revenues	$3,233	$5,965	$12,117	$12,400
Research and development	6,340	9,206	25,045	19,805
Sales and marketing	8,503	17,756	35,097	39,886
General and administrative	5,709	11,716	23,329	21,384
Total stock-based compensation expense	$23,785	$44,643	$95,588	$93,475
The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Stock options	$369	$3,291	$1,665	$4,727
RSUs, including restricted stock units with market conditions	23,416	35,604	76,401	75,986
Employee stock purchase plan (“ESPP”) (1)	—	5,748	17,522	12,762
Total stock-based compensation expense	$23,785	$44,643	$95,588	$93,475

(1)
The ESPP stock-based compensation expense recognized in the nine months ended July 29, 2017, includes the acceleration of all of the unamortized expense in the first quarter of fiscal year 2017 due to the suspension of the Company’s ESPP without concurrent replacement as required under the terms of the merger agreement with Broadcom.

The following table presents the unrecognized compensation expense, net of estimated forfeitures, by grant type and the related weighted-average periods over which this expense is expected to be recognized as of July 29, 2017 (in thousands, except for the weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (In years)
Stock options	$410	0.66
RSUs, including restricted stock units with market conditions	$104,843	1.76
The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended
	July 29, 2017		July 30, 2016
	Granted (Shares in thousands)	Weighted-Average Grant Date Fair Value	Granted (Shares in thousands)	Weighted-Average Grant Date Fair Value
Stock options	—	$—	1,390	$1.36
RSUs, including stock units with market conditions	4,102	$9.35	17,879	$7.90
The total intrinsic value of stock options exercised for the nine months ended July 29, 2017, and July 30, 2016, was $15.6 million and $1.2 million, respectively.

12. Stockholders’ Equity
Dividends
During the nine months ended July 29, 2017, the Company’s Board of Directors declared the following dividends (in thousands, except per share amounts):

Declaration Date	Dividend per Share	Record Date	Total Amount Paid	Payment Date
November 20, 2016	$0.055	December 12, 2016	$22,346	January 4, 2017
February 22, 2017	$0.055	March 10, 2017	$22,434	April 4, 2017
May 24, 2017	$0.055	June 12, 2017	$22,669	July 5, 2017
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

Accumulated Other Comprehensive Loss
The components of other comprehensive income (loss) and related tax effects for the three months ended July 29, 2017, and July 30, 2016, are as follows (in thousands):

	Three Months Ended
	July 29, 2017			July 30, 2016
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$206	$3	$209	$(715)	$15	$(700)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	405	(42)	363	507	(25)	482
Net unrealized gains (losses) on cash flow hedges	611	(39)	572	(208)	(10)	(218)
Foreign currency translation adjustments	1,972	—	1,972	(1,628)	—	(1,628)
Total other comprehensive income (loss)	$2,583	$(39)	$2,544	$(1,836)	$(10)	$(1,846)
The components of other comprehensive income (loss) and related tax effects for the nine months ended July 29, 2017, and July 30, 2016, are as follows (in thousands):

	Nine Months Ended
	July 29, 2017			July 30, 2016
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on cash flow hedges:
Change in unrealized gains and losses, foreign exchange contracts	$408	$(32)	$376	$(1,056)	$21	$(1,035)
Net gains and losses reclassified into earnings, foreign exchange contracts (1)	892	(93)	799	1,981	(150)	1,831
Net unrealized gains (losses) on cash flow hedges	1,300	(125)	1,175	925	(129)	796
Foreign currency translation adjustments	2,635	—	2,635	(1,760)	—	(1,760)
Total other comprehensive income (loss)	$3,935	$(125)	$3,810	$(835)	$(129)	$(964)

(1)
For classification of amounts reclassified from accumulated other comprehensive loss into earnings as reported on the Company’s Condensed Consolidated Statements of Operations, see Note 10, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements.

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended July 29, 2017, and July 30, 2016, are as follows (in thousands):

	Nine Months Ended
	July 29, 2017			July 30, 2016
	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Beginning balance	$(871)	$(26,542)	$(27,413)	$(1,539)	$(23,463)	$(25,002)
Change in unrealized gains and losses	376	2,635	3,011	(1,035)	(1,760)	(2,795)
Net gains and losses reclassified into earnings	799	—	799	1,831	—	1,831
Net current-period other comprehensive income (loss)	1,175	2,635	3,810	796	(1,760)	(964)
Ending balance	$304	$(23,907)	$(23,603)	$(743)	$(25,223)	$(25,966)

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
The Company recorded an income tax benefit for the three and nine months ended July 29, 2017, primarily due to an operating loss before tax for the three months ended July 29, 2017, and an operating loss before tax and a net discrete benefit from reserve releases as a result of reaching settlement on certain transfer pricing issues with the Geneva Tax Administration (“GTA”) during the nine months ended July 29, 2017. The Company recorded an income tax benefit for the three months ended July 30, 2016, and an income tax expense for the nine months ended July 30, 2016.
The effective tax rate for the three months ended July 29, 2017, was higher than the U.S. federal statutory tax rate of 35% primarily due to the U.S. pre-tax loss being partially offset by pre-tax income from outside of the United States, which is generally taxed at lower than the 35%, increasing the relative tax benefits compared to the pre-tax consolidated loss.
The effective tax rate for the nine months ended July 29, 2017, was higher than the U.S. federal statutory tax rate of 35% primarily due to the U.S. pre-tax loss being partially offset by pre-tax income from outside of the United States, which is generally taxed at lower than the 35%, increasing the relative tax benefits compared to the pre-tax consolidated loss, and a net discrete benefit as a result of reaching settlement with the GTA.
The Company’s total gross unrecognized tax benefits, excluding interest and penalties, were $189.8 million as of July 29, 2017. If the total gross unrecognized tax benefits as of July 29, 2017, were recognized in the future, approximately $144.8 million would decrease the Company’s tax expense.
The IRS and other tax authorities regularly examine the Company’s income tax returns. In December 2016, the Company reached an agreement with the GTA for fiscal years through 2015, with the exception of fiscal year 2014. The timing of tax examinations, as well as the amounts and timing of related settlements, if any, are highly uncertain. Before the end of fiscal year 2017, it is reasonably possible that either certain audits will conclude or the statutes of limitations relating to certain tax examination periods will expire, or both. After the Company reaches settlement with the tax authorities, the Company expects to record a corresponding adjustment to its unrecognized tax benefits. Taking into consideration the inherent uncertainty as to settlement terms, the timing of payments, and the impact of such settlements on other uncertain tax positions, the Company estimates the range of potential decreases in underlying unrecognized tax benefits is between $0 and $2 million in the next 12 months.

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
At this time, the Company does not track its operating expenses by operating segments because management does not consider this information in its measurement of the performance of the operating segments. The Company also does not track all of its assets by operating segments. The majority of the Company’s assets as of July 29, 2017, were attributable to its U.S. operations.

Summarized financial information by reportable segment for the three and nine months ended July 29, 2017, and July 30, 2016, based on the internal management reporting system, is as follows (in thousands):

	SAN Products	IP Networking Products	Global Services	Total
Three months ended July 29, 2017
Net revenues	$275,872	$173,677	$99,717	$549,266
Cost of revenues	65,498	89,262	43,361	198,121
Gross margin	$210,374	$84,415	$56,356	$351,145
Three months ended July 30, 2016
Net revenues	$282,114	$208,881	$99,726	$590,721
Cost of revenues	70,630	117,862	45,330	233,822
Gross margin	$211,484	$91,019	$54,396	$356,899
Nine months ended July 29, 2017
Net revenues	$864,401	$520,872	$298,209	$1,683,482
Cost of revenues	210,445	275,708	136,301	622,454
Gross margin	$653,956	$245,164	$161,908	$1,061,028
Nine months ended July 30, 2016
Net revenues	$925,799	$474,556	$287,956	$1,688,311
Cost of revenues	223,806	240,991	127,489	592,286
Gross margin	$701,993	$233,565	$160,467	$1,096,025

15. Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Basic net income (loss) per share
Net income (loss) attributable to Brocade	$(19,506)	$10,495	$(36,154)	$147,226
Weighted-average shares used in computing basic net income (loss) per share	411,898	426,671	408,494	411,709
Basic net income (loss) per share—attributable to Brocade stockholders	$(0.05)	$0.02	$(0.09)	$0.36
Diluted net income (loss) per share
Net income (loss) attributable to Brocade	$(19,506)	$10,495	$(36,154)	$147,226
Weighted-average shares used in computing basic net income (loss) per share	411,898	426,671	408,494	411,709
Dilutive potential common shares in the form of stock options	—	1,227	—	1,329
Dilutive potential common shares in the form of other share-based awards	—	6,518	—	6,378
Weighted-average shares used in computing diluted net income (loss) per share	411,898	434,416	408,494	419,416
Diluted net income (loss) per share—attributable to Brocade stockholders	$(0.05)	$0.02	$(0.09)	$0.35
Antidilutive potential common shares in the form of: (1)
Warrants issued in conjunction with the 2020 Convertible Notes (2)	36,573	36,316	36,515	36,251
Stock options	1,334	2,838	1,605	2,029
Other share-based awards	8,183	2,120	8,888	1,140

(1)	These amounts are excluded from the computation of diluted net income (loss) per share.

(2)
In connection with the issuance of the 2020 Convertible Notes, the Company entered into convertible note hedge and warrant transactions as described in Note 8, “Borrowings.” The 2020 Convertible Notes have no impact on diluted earnings per share until the average quarterly price of the Company’s common stock exceeds the adjusted conversion price of $15.72 per share. If the common stock price exceeds this adjusted conversion price, then immediately, prior to conversion, the Company will calculate the effect of the additional shares that may be issued using the treasury stock method. If the average price of the Company’s common stock exceeds $20.38 per share for a quarterly period, the Company’s weighted-average shares used in computing diluted net income per share will be impacted by the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The convertible note hedge is not considered for purposes of the diluted earnings per share calculation, as its effect would be antidilutive.

16. Subsequent Event
On August 11, 2017, the Board of Directors of the Company approved a workforce reduction plan intended to facilitate the exit of personnel resources deemed non-essential to the business of the Company due primarily to (i) the divestiture of certain software product lines in the third and fourth quarters of fiscal year 2017 and (ii) an internal realignment of sales resources. The workforce reduction plan impacts approximately 230 notified employees in the United States who are expected to exit the Company during the Company’s fourth quarter of fiscal year 2017. The Company expects to incur aggregate charges of approximately $23 million to $26 million in its fourth quarter of fiscal year 2017 for severance and other employee termination costs associated with the workforce reduction plan. All of these charges are expected to result in cash expenditures. The Company’s headcount as of August 11, 2017, excluding the notified employees and employees associated with the fiscal fourth quarter software divestitures, was approximately 4,600.

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

Overview
We are a leading supplier of networking products and services for businesses and organizations of various types and sizes. Our end customers include global enterprises and other organizations that use our products and services as part of their communications infrastructure. In addition, service providers, such as telecommunication firms, cable operators, and mobile carriers, use our products and services as part of their commercial operations. Our business is focused on two key markets. One is Storage Area Networking (“SAN”), where we offer our SAN products, including modular directors, fixed-configuration and embedded switches, and network management and monitoring capabilities. The second is Internet Protocol (“IP”) Networking, where we offer IP routers, Ethernet switches, wireless access points and controllers, as well as network security, analytics, and monitoring. Our IP Networking products are available in multiple form factors and can be deployed in both traditional network and next-generation fabric designs. We provide product-related customer support and services across all our businesses.
Key customer information technology (“IT”) initiatives, such as virtualization, enterprise mobility, data center consolidation, cloud computing, and migration to higher performance technologies, such as solid-state storage, continue to rely on our mission-critical SAN-based solutions. We are known as a storage networking innovator and have a leading SAN market share position. Our SAN business strategy is to continue to expand and diversify our partner base and introduce new, innovative solutions for both our large installed base and potential new customers. For example, in fiscal year 2016, we launched our Gen 6 Fibre Channel SAN platform. This next generation of switches and directors delivers superior performance and scalability designed to support demanding workloads from mission-critical applications. In addition, we continue to add new SAN partners and expand relationships with existing partners.

Our IP Networking business strategies are focused on increasing new customer accounts and expanding our current market share through product innovations, acquisitions, and the development and expansion of our routes to market. Examples include the development of both IP and Ethernet fabric switches, next-generation routers, and the acquisition of Ruckus Wireless, Inc. (“Ruckus”), which was completed on May 27, 2016.
The success of our IP Networking business, in particular, will depend on customers recognizing the benefits of upgrading their data center networks to fabric-based networking architectures and upgrading their wireline and wireless infrastructure at the network edge as part of the overall digital transformation happening in the marketplace. We plan to continue to support our growth strategy with continuous innovation, leveraging the strategic investments we have made in our core businesses, introducing new products, and enhancing our existing partnerships and forming new partnerships through our various distribution channels.
We continuously evaluate the products and initiatives where we choose to allocate capital. As a result of such evaluations, in the third quarter of fiscal year 2017, we completed the divestiture of our virtual router (“vRouter”) product line, and entered into agreements to divest our virtual application delivery controller (“vADC”) and virtual evolved packet core (“vEPC”) product lines (subject to certain closing conditions). Subsequent to the end of the third quarter of fiscal year 2017, we completed the divestitures of our vADC, vEPC, and software-defined networking (“SDN”) controller product lines. We do not expect that these divestitures will have a material impact on our financial condition or results of future operations.
We continue to face multiple challenges growing our business as customers consider moving specific workloads to the cloud, evaluate hyper-converged architectures, and assess new architectures based on software, servers, and a mix of proprietary- and commodity-networking hardware. We also continue to be affected by worldwide macroeconomic conditions and face the possibility that these conditions could deteriorate and create a more cautious capital spending environment in the IT sector. In addition, United States (“U.S.”) federal customers are important to our business, and spending by the U.S. government can be variable and difficult to predict. We are also cautious about the stability and health of certain international markets and current global and country-specific dynamics, such as the fluctuation in the value of the euro and the Chinese yuan versus the U.S. dollar, slowing economic growth rate in China, Russia-related geopolitical uncertainty, and the planned withdrawal of the United Kingdom from the European Union. These factors may impact our business and those of our partners.
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
Our plans for our operating cash flows and cash on hand are to provide liquidity for operations, capital investment, and other strategic initiatives, and to return capital to stockholders. In the third quarter of fiscal year 2017, our Board of Directors declared and paid a quarterly cash dividend of $0.055 per share of our common stock for a total of $22.7 million. In addition, on August 23, 2017, our Board of Directors declared a quarterly cash dividend of $0.055 per share of our common stock to be paid on October 3, 2017, to stockholders of record as of the close of market on September 11, 2017. Future dividend payments are subject to review and approval on a quarterly basis by our Board of Directors and are limited under the terms of the Merger Agreement (as defined below).
Due primarily to the impact of the pending acquisition of Brocade by Broadcom Limited (“Broadcom”) and the related transactions discussed under “Pending Acquisition by Broadcom Limited” below, we have experienced lower than expected revenue, earnings, and cash flows and higher than expected acquisition, integration, and restructuring expenses. Beginning in the third quarter of fiscal year 2017, we began taking steps to address these impacts, reduce our operating expense structure, and reallocate capital. These efforts have resulted in the following actions:

•	The divestiture of four of our software product lines in the third and fourth quarters of fiscal year 2017 as discussed above;

•
The implementation of a voluntary separation plan for certain eligible employees in the United States and India in the third quarter of fiscal year 2017 that has resulted in approximately 230 employees exiting Brocade;

•
The implementation of an involuntary workforce reduction plan pursuant to which approximately 230 additional employees in the United States are expected to exit Brocade during our fourth quarter of fiscal year 2017; and

•
The amendment of our Senior Credit Facility, effective for our third quarter of fiscal year 2017, to postpone the effective date of a previously scheduled third quarter reduction in the maximum permitted consolidated total leverage ratio and to temporarily suspend the applicability of an existing 15% limit on the amount of certain expenses, including acquisition, integration, and restructuring expenses, that may be added back when calculating consolidated EBITDA for purposes of financial covenant compliance.

Pending Acquisition by Broadcom Limited
On November 2, 2016, we entered into a merger agreement (the “Merger Agreement”) with Broadcom under which Broadcom agreed to acquire us. Upon closing of the merger, our stockholders will receive $12.75 in cash, without interest, less any required tax withholding, for each share of our common stock. Our stockholders adopted the Merger Agreement and approved certain related matters at a special meeting of stockholders held on January 26, 2017. Consummation of the merger remains subject to certain other customary closing conditions, including review and clearance by the Committee on Foreign Investment in the United States. The transaction is not subject to a financing condition.
Assuming timely satisfaction or waiver of the necessary closing conditions, we anticipate that the merger will be completed during the fourth quarter of fiscal year 2017. For additional information related to the merger, please refer to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.1 to this Form 10-Q. In addition, on February 22, 2017, Broadcom announced that it had entered into an agreement with ARRIS International plc (“ARRIS”) to divest our wireless and campus business to ARRIS, and on March 29, 2017, Broadcom announced that it had entered into an agreement with Extreme Networks, Inc. (“Extreme Networks”) to divest our data center, switching, routing, and analytics business to Extreme Networks, in each case, contingent on and following Broadcom’s acquisition of Brocade. In addition, as announced on June 27, 2017, we entered into an agreement with Hitachi Data Systems Federal Corporation (“HDS Federal”) to transfer support and services obligations for our U.S. federal cleared contracts to HDS Federal, coincident with Broadcom’s acquisition of Brocade. See Part II, Item 1A. Risk Factors of this Form 10-Q, which is incorporated herein by reference, for a discussion of certain risks due to the announcement and pendency of the proposed acquisition and planned divestitures or the failure of the acquisition to be completed that have had and could continue to have a material adverse effect on our business and operating results. These risks include, but are not limited to, the diversion of management and employee attention, employee attrition, adverse reactions or changes to our business relationships with customers, partners, and suppliers, and uncertainty surrounding our future plans and prospects.

Overview of Financial Results
The following table provides an overview of selected financial information (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Total net revenues	$549,266	$590,721	$1,683,482	$1,688,311
Gross margin	$351,145	$356,899	$1,061,028	$1,096,025
Gross margin, as a percentage of total net revenues	63.9%	60.4%	63.0%	64.9%
Income (loss) from operations	$(19,879)	$20,594	$(21,522)	$224,225
Operating income (loss), as a percentage of total net revenues	(3.6)%	3.5%	(1.3)%	13.3%
Net income (loss) attributable to Brocade Communications Systems, Inc.	$(19,506)	$10,495	$(36,154)	$147,226

Results of Operations
Our results of operations for the three and nine months ended July 29, 2017, and July 30, 2016, are reported in this discussion and analysis as a percentage of total net revenues, except for gross margin for each reportable segment, which is indicated as a percentage of the respective reportable segment net revenues.
Revenues. Our revenues are derived primarily from sales of our SAN and IP Networking products and support and services related to these products, which we call Global Services.
Our total net revenues are summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 29, 2017		July 30, 2016
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Decrease	% Change
SAN Products	$275,872	50.2%	$282,114	47.7%	$(6,242)	(2.2)%
IP Networking Products	173,677	31.6%	208,881	35.4%	(35,204)	(16.9)%
Global Services	99,717	18.2%	99,726	16.9%	(9)	—%
Total net revenues	$549,266	100.0%	$590,721	100.0%	$(41,455)	(7.0)%

	Nine Months Ended
	July 29, 2017		July 30, 2016
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
SAN Products	$864,401	51.4%	$925,799	54.8%	$(61,398)	(6.6)%
IP Networking Products	520,872	30.9%	474,556	28.1%	46,316	9.8%
Global Services	298,209	17.7%	287,956	17.1%	10,253	3.6%
Total net revenues	$1,683,482	100.0%	$1,688,311	100.0%	$(4,829)	(0.3)%
The decrease in total net revenues for the three months ended July 29, 2017, compared with the three months ended July 30, 2016, reflects lower sales for our SAN products and IP Networking products, as further described below.

•
The decrease in SAN product revenues was caused by lower revenues across our SAN product portfolio, primarily due to competition from alternative storage networking technologies and architectures, and customer uncertainty surrounding the pending acquisition by Broadcom. Consequently, the number of ports shipped decreased by 5.0% during the three months ended July 29, 2017, the effect of which was partially offset by a 2.9% increase in the average selling price per port during the same period related to a favorable product mix;

•
The decrease in IP Networking product revenues primarily reflects lower wired switch and router revenue due to reduced customer orders following the announcement of Broadcom’s planned divestiture of our IP Networking product lines, partially offset by higher wireless revenue for the three months ended July 29, 2017, associated with the May 27, 2016 acquisition of Ruckus. The increase in wireless revenue was primarily due to including only approximately two months of wireless revenue in the prior-year period; and

•	The change in Global Services revenues was flat on a percentage basis and the decrease in absolute dollars is immaterial.
The decrease in total net revenues for the nine months ended July 29, 2017, compared with the nine months ended July 30, 2016, reflects lower sales for our SAN products, partially offset by higher sales for our IP Networking products and Global Services offerings, as further described below.

•
The decrease in SAN product revenues was caused by lower revenues across our SAN product portfolio, primarily due to competition from alternative storage networking technologies and architectures, and customer uncertainty surrounding the pending acquisition by Broadcom. Consequently, the number of ports shipped decreased by 8.0% during the nine months ended July 29, 2017, the effect of which was partially offset by a 1.5% increase in the average selling price per port during the same period related to a favorable product mix;

•
The increase in IP Networking product revenues primarily reflects $227.7 million in additional revenue from our wireless products associated with the May 27, 2016 acquisition of Ruckus, partially offset by lower wired switch and router revenue due to reduced customer orders following the announcement of Broadcom’s planned divestiture of our IP Networking product lines; and

•	The increase in Global Services revenues was primarily due to growth in support revenue from our wireless products associated with our acquisition of Ruckus.

Our total net revenues by geographic area are summarized as follows (in thousands, except percentages):

	Three Months Ended
	July 29, 2017		July 30, 2016
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
U.S.	$283,443	51.6%	$339,460	57.4%	$(56,017)	(16.5)%
Europe, the Middle East and Africa (1)	167,524	30.5%	122,371	20.7%	45,153	36.9%
Asia Pacific	69,300	12.6%	91,967	15.6%	(22,667)	(24.6)%
Japan	18,983	3.5%	25,315	4.3%	(6,332)	(25.0)%
Canada, Central and South America	10,016	1.8%	11,608	2.0%	(1,592)	(13.7)%
Total net revenues	$549,266	100.0%	$590,721	100.0%	$(41,455)	(7.0)%

(1)	Includes net revenues of $75.9 million and $59.3 million for the three months ended July 29, 2017, and the three months ended July 30, 2016, respectively, relating to the Netherlands.

	Nine Months Ended
	July 29, 2017		July 30, 2016
	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Increase/(Decrease)	% Change
U.S.	$830,409	49.3%	$920,137	54.5%	$(89,728)	(9.8)%
Europe, the Middle East and Africa (1)	534,540	31.8%	436,409	25.8%	98,131	22.5%
Asia Pacific	229,388	13.6%	222,978	13.2%	6,410	2.9%
Japan	58,685	3.5%	75,546	4.5%	(16,861)	(22.3)%
Canada, Central and South America	30,460	1.8%	33,241	2.0%	(2,781)	(8.4)%
Total net revenues	$1,683,482	100.0%	$1,688,311	100.0%	$(4,829)	(0.3)%

(1)	Includes net revenues of $253.1 million and $260.8 million for the nine months ended July 29, 2017, and the nine months ended July 30, 2016, respectively, relating to the Netherlands.
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
International revenues for the three months ended July 29, 2017, increased to 48.4% as a percentage of total net revenues compared with 42.5% for the three months ended July 30, 2016, primarily due to a shift in the mix of OEM customer delivery locations for our SAN products. International revenues for the nine months ended July 29, 2017, increased to 50.7% as a percentage of total net revenues compared with 45.5% for the nine months ended July 30, 2016.
A significant portion of our revenues is concentrated among a relatively small number of OEM customers. For the three months ended July 29, 2017, three customers accounted for a combined total of 37% of total net revenues (EMC Corporation (“EMC”), which was acquired by Dell, Inc., combined with direct sales to Dell, Inc. (together, “Dell EMC”) with 16%, Hewlett Packard Enterprise Company (“HPE”) with 11%, and International Business Machines Corporation (“IBM”) with 10%). For the three months ended July 30, 2016, two customers accounted for a combined total of 24% of total net revenues (EMC with 12% and IBM with 12%). For the nine months ended July 29, 2017, one customer (Dell EMC) individually accounted for 16% of our total net revenues. For the nine months ended July 30, 2016, three customers accounted for a combined total of 38% of total net revenues (EMC with 17%, IBM with 11%, and HP with 10%). We expect that a significant portion of our future revenues will continue to come from sales of products to a relatively small number of OEM customers and to the U.S. federal government and its individual agencies through our distributors and resellers. Therefore, the loss of, or significant decrease in the level of sales to, or a change in the ordering pattern of any one of these customers could seriously harm our financial condition and results of operations.

Gross margin. Gross margin as stated below is indicated as a percentage of the respective reportable segment net revenues, except for total gross margin, which is stated as a percentage of total net revenues.
Gross margin is summarized as follows (in thousands, except percentages).

	Three Months Ended
	July 29, 2017		July 30, 2016
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/(Decrease)	% Points Change
SAN Products	$210,374	76.3%	$211,484	75.0%	$(1,110)	1.3%
IP Networking Products	84,415	48.6%	91,019	43.6%	(6,604)	5.0%
Global Services	56,356	56.5%	54,396	54.5%	1,960	2.0%
Total gross margin	$351,145	63.9%	$356,899	60.4%	$(5,754)	3.5%

	Nine Months Ended
	July 29, 2017		July 30, 2016
	Gross Margin	% of Net Revenues	Gross Margin	% of Net Revenues	Increase/(Decrease)	% Points Change
SAN Products	$653,956	75.7%	$701,993	75.8%	$(48,037)	(0.1)%
IP Networking Products	245,164	47.1%	233,565	49.2%	11,599	(2.1)%
Global Services	161,908	54.3%	160,467	55.7%	1,441	(1.4)%
Total gross margin	$1,061,028	63.0%	$1,096,025	64.9%	$(34,997)	(1.9)%
The changes in gross margin percentage for each reportable segment for the three months ended July 29, 2017, compared with the three months ended July 30, 2016, were primarily due to the following factors:

•	SAN gross margins relative to net revenues increased primarily due to lower component and order fulfillment costs and a decrease in overhead costs from lower personnel-related expenses;

•
IP Networking gross margins relative to net revenues increased primarily due to a decrease in the purchase accounting adjustment recognized in connection with the fair valuation of inventory acquired from Ruckus and lower excess and obsolete charges for the data center and campus switching business product lines. This was partially offset by higher amortization of IP Networking-related intangible assets, increased manufacturing costs combined with decreased cost absorption on lower revenue, and unfavorable pricing; and

•
Global Services gross margins relative to net revenues increased primarily due to lower personnel-related expenses and a decrease in stock-based compensation expense primarily due to a decrease in restricted stock units (“RSUs”) granted in the current fiscal year, as well as the suspension of our employee stock purchase plan (“ESPP”) in the first quarter of fiscal year 2017 without concurrent replacement as required under the terms of the Broadcom Merger Agreement.

The changes in gross margin percentage for each reportable segment for the nine months ended July 29, 2017, compared with the nine months ended July 30, 2016, were primarily due to the following factors:

•	SAN gross margins relative to net revenues were flat on a percentage basis and decreased in absolute dollars primarily due to decreased cost absorption based on lower revenue;

•
IP Networking gross margins relative to net revenues decreased primarily due to higher amortization of IP Networking-related intangible assets and increased overhead costs primarily due to growth in personnel-related expenses as a result of the Ruckus acquisition. This was partially offset by increased cost absorption based on higher revenue, a decrease in recognition of the purchase accounting adjustment in connection with the fair valuation of inventory acquired from Ruckus, higher product margins attributable to the acquired wireless products, and lower direct product costs; and

•	Global Services gross margins relative to net revenues decreased primarily due to lower support revenue on our SAN products and higher amortization of Global Services-related intangible assets.

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
R&D expenses are summarized as follows (in thousands, except percentages):

	July 29, 2017		July 30, 2016
R&D expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$117,116	21.3%	$114,996	19.5%	$2,120	1.8%
Nine months ended	$360,164	21.4%	$297,516	17.6%	$62,648	21.1%
R&D expenses increased for the three months ended July 29, 2017, compared with the three months ended July 30, 2016, primarily due to the following (in thousands):

Increase/(Decrease)
Equipment expense	$2,697
Outside services expense	1,665
Various individually insignificant items	624
Stock-based compensation expense	(2,866)
Total change	$2,120
Equipment expense increased primarily due to the scrapping of assets no longer needed by the company and increased expenditures following the acquisition of Ruckus. Outside services expense increased primarily due to the recognition of a full quarter’s worth of Ruckus expenses in the current-year period compared to the recognition of a partial quarter’s worth of those expenses in the prior-year period and the increased use of contract workers. Stock-based compensation expense decreased primarily due to a comparatively larger volume of stock option and RSU grants in the third fiscal quarter of 2016 in connection with the Ruckus acquisition. In addition, there was no ESPP-related stock-based compensation expense recognized in the three months ended July 29, 2017, due to the suspension of our ESPP without concurrent replacement in the first quarter of fiscal year 2017 as required under the terms of the Broadcom Merger Agreement.
R&D expenses increased for the nine months ended July 29, 2017, compared with the nine months ended July 30, 2016, primarily due to the following (in thousands):

Increase
Salaries and other compensation expense	$42,007
Expenses related to legal, IT, facilities, and other shared functions	7,305
Outside services expense	6,874
Stock-based compensation expense	5,240
Various individually insignificant items	1,222
Total change	$62,648
Salaries and other compensation expense increased primarily due to growth in personnel-related expenses as a result of the Ruckus acquisition. Expenses related to legal, IT, facilities, and other shared functions increased primarily due to higher overall costs related to the Ruckus acquisition. Outside services expense increased primarily due to nine months’ worth of Ruckus expenses being recognized in the current-year period compared to only a partial quarter’s worth of expenses being recognized in the prior-year period. Stock-based compensation expense increased primarily due to the recognition of additional Ruckus-related stock-based compensation expense following the acquisition of Ruckus and due to the estimated forfeiture rates used in fiscal year 2017 being lower than in fiscal year 2016. In addition, the suspension of our ESPP without concurrent replacement in the first quarter of fiscal year 2017 as required under the Broadcom Merger Agreement resulted in increased ESPP-related stock-based compensation expense due to all unamortized expense being accelerated and recognized in that quarter.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in sales and marketing functions, costs associated with promotional and marketing programs, travel and entertainment expenses, and allocated expenses related to legal, IT, facilities, and other shared functions.
S&M expenses are summarized as follows (in thousands, except percentages):

	July 29, 2017		July 30, 2016
S&M expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/(Decrease)	% Change
Three months ended	$153,712	28.0%	$167,983	28.4%	$(14,271)	(8.5)%
Nine months ended	$506,228	30.1%	$468,743	27.8%	$37,485	8.0%
S&M expenses decreased for the three months ended July 29, 2017, compared with the three months ended July 30, 2016, primarily due to the following (in thousands):

Increase/(Decrease)
Stock-based compensation expense	$(9,253)
Outside services and other marketing expense	(6,171)
Salaries and other compensation expense	2,278
Various individually insignificant items	(1,125)
Total change	$(14,271)
Stock-based compensation expense decreased primarily due to a comparatively larger volume of stock option and RSU grants in the third quarter of fiscal year 2016 in connection with the Ruckus acquisition, as well as a lower volume of RSU grants being made in the current-year period due to our pending acquisition by Broadcom. In addition, the suspension of our ESPP without concurrent replacement in the first quarter of fiscal year 2017 as required under the Broadcom Merger Agreement resulted in increased ESPP-related stock-based compensation expense due to all unamortized expense being accelerated and recognized in that quarter. Outside services and other marketing expense decreased primarily due to lower travel expense, as well as decreased consulting, sales event management, marketing, and advertising expense, partially offset by higher spending on other demand generation programs. Salaries and other compensation expense increased primarily due to growth in personnel-related expenses as a result of the Ruckus acquisition, annual merit-based increases in salaries, higher variable incentive compensation, and new retention-focused compensation plans related to our pending acquisition by Broadcom.
S&M expenses increased for the nine months ended July 29, 2017, compared with the nine months ended July 30, 2016, primarily due to the following (in thousands):

Increase/(Decrease)
Salaries and other compensation expense	$53,393
Expenses related to legal, IT, facilities, and other shared functions	3,503
Outside services and other marketing expense	(14,497)
Stock-based compensation expense	(4,790)
Various individually insignificant items	(124)
Total change	$37,485
Salaries and other compensation expense increased primarily due to higher commission payouts and growth in personnel-related expenses as a result of the Ruckus acquisition. Expenses related to legal, IT, facilities, and other shared functions allocated to S&M activities increased primarily due to higher overall costs related to the Ruckus acquisition. Outside services and other marketing expense decreased primarily due to lower travel expense, as well as decreased consulting, sales event management, marketing, and advertising expense, partially offset by increased expenses related to the Ruckus acquisition. Stock-based compensation expense decreased primarily due to a comparatively larger volume of stock option and RSU grants in the third fiscal quarter of 2016 in connection with the Ruckus acquisition, as well as a lower volume of RSU grants being made in the current-year period due to our pending acquisition by Broadcom. The decrease in stock-based compensation expense was partially offset by an increase in ESPP-related stock-based compensation expense primarily due to the suspension of our ESPP without concurrent replacement in the first quarter of fiscal year 2017 as required under the Broadcom Merger Agreement, which resulted in increased ESPP-related stock-based compensation expense due to all unamortized expense being accelerated and recognized in that quarter.

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
G&A expenses are summarized as follows (in thousands, except percentages):

	July 29, 2017		July 30, 2016
G&A expenses:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/(Decrease)	% Change
Three months ended	$27,614	5.0%	$32,960	5.6%	$(5,346)	(16.2)%
Nine months ended	$92,127	5.5%	$78,180	4.6%	$13,947	17.8%
G&A expenses decreased for the three months ended July 29, 2017, compared with the three months ended July 30, 2016, primarily due to the following (in thousands):

Increase/(Decrease)
Stock-based compensation expense	$(6,008)
Outside services expense	(971)
Salaries and other compensation expense	600
Various individually insignificant items	1,033
Total change	$(5,346)
Stock-based compensation expense decreased primarily due to higher stock-based compensation expense being recorded in the third fiscal quarter of 2016 in connection with the Ruckus acquisition. In addition, there was no ESPP-related stock-based compensation expense recognized in the three months ended July 29, 2017, due to the suspension of our ESPP without concurrent replacement in the first quarter of fiscal year 2017 as required under the terms of the Broadcom Merger Agreement. Outside services expense decreased primarily due to decreased consulting services. Salaries and other compensation expense increased primarily due to severance payments in connection with the planned departure of certain former Ruckus executives, partially offset by a decrease in variable incentive compensation.
G&A expenses increased for the nine months ended July 29, 2017, compared with the nine months ended July 30, 2016, primarily due to the following (in thousands):

Increase
Salaries and other compensation expense	$8,439
Outside services expense	2,097
Stock-based compensation expense	1,945
Various individually insignificant items	1,466
Total change	$13,947
Salaries and other compensation expense increased primarily due to growth in personnel-related expenses as a result of the Ruckus acquisition. Outside services expense increased primarily due to an increase in audit fees mainly related to the acquisition of Ruckus, and increased use of contract workers and tax and consulting services. Stock-based compensation expense increased primarily due to higher grant-date fair value of restricted stock units with market conditions granted to executives in the first quarter of fiscal year 2017, the recognition of Ruckus-related stock-based compensation expense in connection with the Ruckus acquisition, and the estimated forfeiture rates used in fiscal year 2017 being lower than in fiscal year 2016. In addition, the suspension of our ESPP without concurrent replacement in the first quarter of fiscal year 2017 as required under the Broadcom Merger Agreement resulted in increased ESPP-related stock-based compensation expense due to all unamortized expense being accelerated and recognized in that quarter.
Settlement with dissenting stockholder of Ruckus Wireless, Inc. In the three and nine months ended July 29, 2017, we incurred $8.5 million in additional expense as part of a settlement with a dissenting Ruckus stockholder . We did not incur any such charges for the three and nine months ended July 30, 2016.

Amortization of intangible assets. Amortization of intangible assets is summarized as follows (in thousands, except percentages):

	July 29, 2017		July 30, 2016
Amortization of intangible assets:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$5,822	1.1%	$5,498	0.9%	$324	5.9%
Nine months ended	$20,998	1.2%	$7,302	0.4%	$13,696	187.6%
The increase in amortization of intangible assets for the three and nine months ended July 29, 2017, compared with the three and nine months ended July 30, 2016, was primarily due to the addition of intangible assets in connection with our acquisition of Ruckus in the third quarter of fiscal year 2016. The increase was partially offset by the decrease in amortization in connection with the intangible assets under our completed and pending divestitures during the three months ended July 29, 2017, as well as due to the completion of amortization of certain intangible assets acquired in connection with our acquisitions of Vyatta, Inc., Connectem Inc., and Ruckus during the nine months ended July 29, 2017 (see Note 4, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements).
Acquisition, divestiture, and integration costs. Acquisition, divestiture, and integration costs are summarized as follows (in thousands, except percentages):

	July 29, 2017		July 30, 2016
Acquisition, divestiture, and integration costs:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase/(Decrease)	% Change
Three months ended	$13,246	2.4%	$14,868	2.5%	$(1,622)	(10.9)%
Nine months ended	$49,519	2.9%	$20,625	1.2%	$28,894	140.1%
The decrease in acquisition, divestiture, and integration costs for the three months ended July 29, 2017, compared with the three months ended July 30, 2016, was primarily due to decreased consulting services and other professional fees incurred in connection with the Ruckus acquisition, partially offset by retention compensation for certain of our employees and legal fees relating to our pending acquisition by Broadcom (see Note 1, “Basis of Presentation,” and Note 3, “Acquisitions, Divestitures, and Assets Held for Sale,” of the Notes to Condensed Consolidated Financial Statements).
The increase in acquisition, divestiture, and integration costs for the nine months ended July 29, 2017, compared with the nine months ended July 30, 2016, was primarily due to retention compensation for certain of our employees and legal fees relating to our pending acquisition by Broadcom, partially offset by a decrease in consulting services and other professional fees incurred in connection with the Ruckus acquisition.
Restructuring charges (benefits). We incurred $17.8 million in severance and other employee termination costs for the three and nine months ended July 29, 2017, relating to our employee voluntary separation plan implemented in the third quarter of fiscal year 2017. We did not incur any restructuring charges or benefits for the three months ended July 30, 2016. Restructuring benefits for the nine months ended July 30, 2016, were primarily due to a favorable change in lease terms for a certain facility.
Impairment of equity investments. We incurred $2.9 million in charges relating to the impairment of equity investments for the three and nine months ended July 29, 2017, to reflect updated fair value estimates for our equity investments. We did not incur any such charges for the three and nine months ended July 30, 2016.
Loss on sold and held for sale software product lines. We recorded a $24.3 million charge related to the loss on sold and held for sale software product lines for the three and nine months ended July 29, 2017 (see Note 3, “Acquisitions, Divestitures, and Assets Held for Sale,” of the Notes to Condensed Consolidated Financial Statements). We did not incur any such charges for the three and nine months ended July 30, 2016.

Interest expense. Interest expense primarily represents the interest cost associated with our senior secured notes, senior unsecured notes, convertible senior unsecured notes, and term loan (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Interest expense is summarized as follows (in thousands, except percentages):

	July 29, 2017		July 30, 2016
Interest expense:	Expense	% of Net Revenues	Expense	% of Net Revenues	Increase	% Change
Three months ended	$(15,875)	(2.9)%	$(13,462)	(2.3)%	$(2,413)	(17.9)%
Nine months ended	$(47,317)	(2.8)%	$(33,282)	(2.0)%	$(14,035)	(42.2)%
Interest expense increased for the three and nine months ended July 29, 2017, compared with the three and nine months ended July 30, 2016, primarily due to the additional $800.0 million term loan borrowing we completed in the third quarter of fiscal year 2016 to fund the Ruckus acquisition (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements).
Interest and other income, net. Interest and other income, net, is summarized as follows (in thousands, except percentages):

	July 29, 2017		July 30, 2016
Interest and other income, net:	Income	% of Net Revenues	Income	% of Net Revenues	Increase	% Change
Three months ended	$2,580	0.5%	$1,557	0.3%	$1,023	65.7%
Nine months ended	$5,136	0.3%	$3,317	0.2%	$1,819	54.8%
The increase in interest and other income, net, for the three months ended July 29, 2017, compared with the three months ended July 30, 2016, was primarily due to an increase in interest rates. The increase in interest and other income, net, for the nine months ended July 29, 2017, compared with the nine months ended July 30, 2016, was primarily related to an increase in interest rates, partially offset by foreign exchange losses as a result of the U.S. dollar weakening against certain foreign currencies.
Income tax expense (benefit). Income tax expense (benefit) and the effective tax rates are summarized as follows (in thousands, except effective tax rates):

	Three Months Ended		Nine Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Income tax expense (benefit)	$(13,622)	$(1,806)	$(27,275)	$47,034
Effective tax rate	41.1%	(20.8)%	42.8%	24.2%
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
We recorded an income tax benefit for the three and nine months ended July 29, 2017, primarily due to an operating loss before tax for the three months ended July 29, 2017, and an operating loss before tax and a net discrete benefit from reserve releases as a result of reaching settlement on certain transfer pricing issues with the Geneva Tax Administration (“GTA”) during the nine months ended July 29, 2017. We recorded an income tax benefit for the three months ended July 30, 2016, and an income tax expense for the nine months ended July 30, 2016.
The effective tax rate for the three months ended July 29, 2017, was higher than the U.S. federal statutory tax rate of 35% primarily due to the U.S. pre-tax loss being partially offset by pre-tax income from outside of the United States, which is generally taxed at lower than the 35%, increasing the relative tax benefits compared to the pre-tax consolidated loss.
The effective tax rate for the nine months ended July 29, 2017, was higher than the U.S. federal statutory tax rate of 35% primarily due to the U.S. pre-tax loss being partially offset by pre-tax income from outside of the United States, which is generally taxed at lower than the 35%, increasing the relative tax benefits compared to the pre-tax consolidated loss, and a net discrete benefit as a result of reaching settlement with the GTA.

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
For further discussion of our income tax provision, see Note 13, “Income Taxes,” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	July 29, 2017	October 29, 2016	Decrease
	(In thousands)
Cash and cash equivalents	$1,179,369	$1,257,075	$(77,706)
Percentage of total assets	25%	25%
We use cash generated by operations and cash on hand as our primary sources of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the impact on customer orders due to the recent announcement of Broadcom’s intent to acquire us and its planned divestiture of certain portions of our IP Networking business, the timing of product shipments, accounts receivable collections, inventory and supply chain management, the timing and amount of tax, and other payments or receipts. For additional discussion, see “Part II—Other Information, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
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

Financial Condition
Our operating cash flows and cash on hand provide liquidity for operations, capital investment, and other strategic initiatives, and to return capital to stockholders. In the third quarter of fiscal year 2014, our Board of Directors initiated a quarterly cash dividend of $0.035 per share of our common stock. Beginning in the third quarter of fiscal year 2015, our Board of Directors increased our quarterly cash dividend to $0.045 per share of our common stock. Beginning in the third quarter of fiscal year 2016, our Board of Directors increased our quarterly cash dividend to and subsequently declared a dividend of $0.055 per share of our common stock. On August 23, 2017, our Board of Directors declared a quarterly cash dividend of $0.055 per share of our common stock to be paid on October 3, 2017, to stockholders of record as of the close of market on September 11, 2017. Future dividends are subject to review and approval on a quarterly basis by our Board of Directors and are limited under the terms of the Merger Agreement.
Net cash provided by operating activities for the nine months ended July 29, 2017, totaled $44.6 million and was primarily due to our operating income when excluding non-cash items, partially offset by cash used for changes in assets and liabilities.
Net cash provided by investing activities for the nine months ended July 29, 2017, totaled $3.4 million and was primarily the result of $31.8 million in net proceeds from the sale of a software product line, partially offset by $28.6 million in purchases of property and equipment.
Net cash used in financing activities for the nine months ended July 29, 2017, totaled $127.4 million and was primarily the result of $67.4 million in cash dividend payments, $60.0 million in payment of principal related to the term loan facility of $800.0 million (the “Term Loan Facility”), and $41.3 million in cash paid as part of a settlement with a dissenting Ruckus stockholder, partially offset by the $41.3 million in proceeds from the issuance of common stock from ESPP purchases and stock option exercises. Effective November 2, 2016, stock repurchases are generally prohibited under the terms of the Merger Agreement.

Net proceeds from the issuance of common stock in connection with employee participation in our equity compensation plans have historically been a significant component of our liquidity. The extent to which we receive proceeds from these plans can increase or decrease based upon changes in the market price of our common stock, and from the amount and type of awards granted. For example, we have changed the mix of restricted stock unit and stock option awards granted towards granting fewer stock option awards in recent years, which reduces the net proceeds from the issuance of common stock in connection with participation in our equity compensation plans. As a result, our cash flow resulting from the issuance of common stock in connection with employee participation in our equity compensation plans has varied over time. In addition, our incoming cash flow has been impacted by the suspension of our ESPP, which took effect in the first quarter of fiscal year 2017.
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

Summary of Cash Flows Data

	Nine Months Ended
	July 29, 2017	July 30, 2016
	(In thousands)
Net cash provided by operating activities	$44,632	$252,906
Net cash provided by (used in) investing activities	3,401	(476,125)
Net cash used in financing activities	(127,445)	(63,663)
Effect of exchange rate fluctuations on cash and cash equivalents	1,706	(926)
Net decrease in cash and cash equivalents	$(77,706)	$(287,808)

Nine Months Ended July 29, 2017, Compared to Nine Months Ended July 30, 2016
Operating Activities. Cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.
Net cash provided by operating activities decreased by $208.3 million primarily due to lower operating income and the related net loss position for the nine months ended July 29, 2017, as compared to the net income for the nine months ended July 30, 2016, as well as due to increased payments with respect to accounts payable.
Investing Activities. Net cash used in investing activities decreased by $479.5 million primarily due to a decrease in cash used for acquisitions and a decrease in cash used to purchase property and equipment during the nine months ended July 29, 2017, as compared to the nine months ended July 30, 2016, and the receipt of the net proceeds from the sale of a software product line. This decrease was partially offset by the lack of any proceeds from maturities and sale of short-term investments during the nine months ended July 29, 2017.
Financing Activities. Net cash used in financing activities increased by $63.8 million primarily due to the $60.0 million in principal payments under the Term Loan Facility (no principal payments were made during the prior-year period), a $41.3 million payment of accrued merger consideration as part of a settlement with a dissenting Ruckus stockholder during the nine months ended July 29, 2017, and the lack of incremental borrowings under the Term Loan Facility during the nine months ended July 29, 2017. This increase was partially offset by a lack of common stock repurchases during the nine months ended July 29, 2017.

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
Our existing cash and cash equivalents totaled $1,179.4 million as of July 29, 2017. Of this amount, approximately 92% was held by our foreign subsidiaries. We do not currently anticipate a need for these funds held by our foreign subsidiaries for our domestic operations, including dividends, payment of interest on our debt, and mandatory repayment of our Term Loan Facility, and our intent is to permanently reinvest such funds outside of the United States. Under current tax laws and regulations, if these funds are distributed to any of our United States entities in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes.
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
These covenants are subject to a number of other limitations and exceptions as set forth in the 2023 Indenture. We were in compliance with all applicable covenants of the 2023 Indenture as of July 29, 2017.
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
There were no principal amounts outstanding under the Revolving Facility, and the full $100.0 million was available for future borrowing under the Revolving Facility as of July 29, 2017. During the nine months ended July 29, 2017, we made payments totaling $60.0 million towards the principal of the Term Loan Facility.

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
The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter which, prior to the amendment to the Credit Agreement discussed below, was not to exceed 3.50 to 1, subject to certain step-downs to 3.25 to 1 and 3.00 to 1 for fiscal periods ending on or after April 30, 2017, and April 30, 2018, respectively, and (ii) a minimum interest coverage ratio of not less than 3.50 to 1.
On August 11, 2017, we amended the Credit Agreement, effective for our third quarter of fiscal year 2017, to modify the consolidated total leverage ratio covenant to (i) postpone the effective date of the previously scheduled third fiscal quarter reduction in the maximum permitted consolidated total leverage ratio from 3.50 to 1 to 3.25 to 1 until our 2018 fiscal year, thus keeping the maximum permitted ratio at 3.50 to 1 for both our third and fourth quarters of fiscal year 2017, and (ii) temporarily suspend the applicability of an existing 15% limit on the amount of certain expenses, including acquisition, integration, and restructuring expenses, that may be added back when calculating consolidated EBITDA for purposes of financial covenant compliance for both our third and fourth quarters of fiscal year 2017.
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
These covenants are subject to a number of other limitations and exceptions as set forth in the Credit Agreement. We were in compliance with all applicable covenants of the Credit Agreement as of July 29, 2017.
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
Impact of Broadcom Acquisition. The consummation of the proposed acquisition of Brocade by Broadcom would constitute a “Fundamental Change” under the terms of the 2020 Convertible Notes and a “Change in Control” under the Credit Agreement, would result in a termination of the warrant transactions we entered into in connection with the 2020 Convertible Notes, and could result in a “Change of Control Triggering Event” under the 2023 Notes. In addition, the consummation of the proposed acquisition would result in a temporary adjustment to the conversion rate for the 2020 Convertible Notes. The payment obligations arising out of the occurrence of such events could materially impact our cash flows and financial position, and we and/or the acquirer may not have enough available cash or be able to obtain financing on acceptable terms (or at all) at the time to discharge those payment obligations. See “Risk Factors—The consummation of the proposed Broadcom acquisition could result in substantial obligations becoming payable in respect of the 2020 Convertible Notes, the Warrant Transactions, the 2023 Notes, and the Credit Agreement, which could negatively impact Brocade’s cash flows and financial position” and Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements.
Stock Repurchase Program. As of July 29, 2017, our Board of Directors had authorized a total of approximately $3.5 billion for the repurchase of our common stock since the inception of the program in August 2004. The purchases may be made, from time to time, in the open market or by privately negotiated transactions, and are funded from available working capital. The number of shares to be purchased and the timing of purchases are based on the level of our cash balances, general business and market conditions, the trading price of our common stock, and other factors, including alternative investment opportunities. For the nine months ended July 29, 2017, we had no stock repurchases. Approximately $979.4 million remained authorized for future repurchases under this program as of July 29, 2017. We are generally prohibited under the terms of the Merger Agreement with Broadcom from executing repurchases under this program.

Impact of Fourth Quarter Fiscal Year 2017 Workforce Reduction Plan. On August 11, 2017, our Board of Directors approved a workforce reduction plan pursuant to which approximately 230 additional employees in the United States are expected to exit Brocade during our fourth quarter of fiscal year 2017. We expect to make cash expenditures of approximately $23 million to $26 million in our fourth quarter of fiscal year 2017 for severance and other employee termination costs associated with the workforce reduction plan.

Contractual Obligations
The following table summarizes our contractual obligations, including interest expense, and commitments as of July 29, 2017 (in thousands):

	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Contractual Obligations:
Term Loan Facility (1)	$786,699	$100,763	$194,652	$491,284	$—
Convertible senior unsecured notes due 2020 (1)	594,092	7,906	11,186	575,000	—
Senior unsecured notes due 2023 (1)	375,893	13,875	27,750	27,750	306,518
Non-cancellable operating leases (2)	86,270	21,826	26,827	22,420	15,197
Purchase obligations (1)	13,381	2,227	4,056	4,056	3,042
Purchase commitments, gross (3)	160,702	160,702	—	—	—
Total contractual obligations	$2,017,037	$307,299	$264,471	$1,120,510	$324,757
Other Commitments:
Standby letters of credit	$138	n/a	n/a	n/a	n/a
Unrecognized tax benefits and related accrued interest (4)	$193,305	n/a	n/a	n/a	n/a

(1)	Amount reflects total anticipated cash payments, including anticipated interest payments.

(2)	Amount excludes contractual sublease income of $0.4 million, which consists of $0.2 million to be received in less than one year and $0.2 million to be received in one to three years.

(3)
Amount reflects total gross purchase commitments under our manufacturing arrangements with third-party contract manufacturers. Of this amount, we have accrued reserves of $1.8 million for estimated purchase commitments that we do not expect to utilize in normal operations within the next 12 months, in accordance with our policy.

(4)	As of July 29, 2017, we had a gross liability for unrecognized tax benefits of $189.8 million and an accrual for the payment of related interest and penalties of $3.5 million.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of July 29, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates
There have been no material changes in the matters for which we make critical accounting policies and estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended July 29, 2017, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 29, 2016.

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
We are exposed to changes in interest rates as a result of our borrowings under our Term Loan Facility, which in the third quarter of fiscal year 2017 bore interest at floating rates based on LIBOR plus a 1.5% interest margin. Based on outstanding principal indebtedness of $720.0 million under our Term Loan Facility as of July 29, 2017, if market rates average 1% above the current interest rate, our annual interest expense would increase by approximately $7.2 million. Our remaining material borrowings as of July 29, 2017, bear interest at fixed rates and therefore were not sensitive to changes in interest rates.
Our cash and cash equivalents are primarily maintained at five major financial institutions. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We had $824.9 million invested in money market funds as of July 29, 2017, which were not materially sensitive to changes in interest rates due to the short duration of these investments.
We were not subject to material interest rate risk in geographical areas outside of the United States as a substantial portion of our cash and cash equivalents is invested in money market funds in U.S. dollars that have a fixed share price.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We are primarily exposed to foreign currency fluctuations related to operating expenses denominated in currencies other than the U.S. dollar, of which the most significant to our operations for the nine months ended July 29, 2017, were the British pound, the euro, the Indian rupee, the Chinese yuan, the Singapore dollar, the Japanese yen, the Taiwan new dollar, the Australian dollar, the Canadian dollar, the Israeli shekel, the Swiss franc, and the Hong Kong dollar. Because we report in U.S. dollars and we have a net expense position in foreign currencies, we benefit from a stronger U.S. dollar and may be adversely affected by a weaker U.S. dollar relative to the foreign currency. We use foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted operating expenses denominated in certain currencies other than the U.S. dollar. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency denominated exposures.
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
Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if we believe such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or if the currency is difficult or too expensive to hedge. As of July 29, 2017, the gross notional amount of our cash flow derivative instruments was $40.6 million, and we had hedges in place through October 4, 2017.
We have performed a sensitivity analysis as of July 29, 2017, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect on July 29, 2017. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would not result in a material foreign exchange loss as of July 29, 2017.

Equity Price Risk
From time to time, we have made equity investments in companies that develop technology or provide services that are complementary to, or broaden the markets for, our products or services and further our business objectives. We had no investments in publicly traded equity securities as of July 29, 2017. The aggregate fair value of our equity investments in non-publicly traded companies was $2.0 million as of July 29, 2017. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Consequently, during the three and nine months ended July 29, 2017, an aggregate impairment charge of $2.9 million on our equity investments was recognized in the Company’s Condensed Consolidated Statements of Operations to reflect updated fair value estimates for our equity investments. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “BRCD.” On July 28, 2017, the last business day of our third fiscal quarter of 2017, the last reported sale price of our common stock on the NASDAQ Global Select Market was $12.58 per share.

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
(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act, that occurred during the quarter ended July 29, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On November 2, 2016, Brocade entered into a merger agreement with Broadcom under which Broadcom agreed to acquire Brocade. In connection with the announcement of the proposed acquisition, Broadcom announced its intention to retain Brocade’s Storage Area Networking (“SAN”) business and divest certain portions of Brocade’s IP Networking business. Brocade’s pending acquisition by Broadcom, and Broadcom’s announcement of its plans to divest certain portions of Brocade’s IP Networking business, has had and may continue to have an adverse effect on Brocade’s revenue in the near term if its customers delay, defer, or cancel purchases pending completion of the transactions. In addition, on February 22, 2017, Broadcom announced that it had entered into an agreement with ARRIS International plc (“ARRIS”) to divest Brocade’s wireless and campus business to ARRIS, and on March 29, 2017, Broadcom announced that it had entered into an agreement with Extreme Networks, Inc. (“Extreme Networks”) to divest Brocade’s data center, switching, routing, and analytics business to Extreme Networks, in each case, contingent on and following Broadcom’s acquisition of Brocade. In addition, as announced on June 27, 2017, Brocade entered into an agreement with Hitachi Data Systems Federal Corporation (“HDS Federal”) to transfer support and services obligations for Brocade’s U.S. federal cleared contracts to HDS Federal, coincident with Broadcom’s acquisition of Brocade. These announcements of planned divestitures of certain portions of Brocade’s IP Networking business may create additional uncertainty. Current and prospective customers of Brocade’s products and services, including its SAN and IP Networking solutions, have been and may continue to be reluctant to purchase Brocade solutions due to potential uncertainty about the direction of its offerings and the support and service of its offerings following consummation of the transactions. Brocade is subject to additional risks in connection with the announcement and pendency of the proposed transactions, including:

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

•	the diversion of Brocade’s employees’ attention due to activities related to the proposed transactions.
As noted above, on February 22, 2017, and March 29, 2017, Broadcom announced its plans to divest certain portions of Brocade’s IP Networking business to each of ARRIS and Extreme Networks following Broadcom’s acquisition of Brocade. In addition, as announced on June 27, 2017, Brocade entered into an agreement to transfer support and services obligations under its U.S. federal cleared contracts to HDS Federal, coincident with Broadcom’s acquisition of Brocade. Uncertainties regarding these transactions and any planned divestiture of other portions of Brocade’s IP Networking business, including the completion and timing of any such divestiture, the identity of the buyer or buyers, and the terms and conditions of any such transaction or transactions, have exacerbated and may continue to exacerbate certain of the risks described above in relation to this business.
Since the announcement of the proposed Broadcom acquisition, Brocade has experienced increased acquisition and integration expenses and lower earnings, which have negatively impacted the Company’s debt-to-EBITDA ratio. Under Brocade’s Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, and certain other lenders (collectively, the “Lenders”), Brocade is required to maintain a maximum debt-to-EBITDA ratio. Accordingly, Brocade and the Lenders have entered into an amendment to the Credit Agreement to provide for additional flexibility in complying with this covenant for the third and fourth quarters of fiscal year 2017.

The failure to complete Brocade’s pending acquisition by Broadcom may adversely affect Brocade’s business, financial condition, operating results, and stock price.

Consummation of the acquisition remains subject to certain customary closing conditions, including, without limitation: the absence of legal impediments, and review and clearance by the Committee on Foreign Investment in the United States (“CFIUS”). On July 17, 2017, Brocade and Broadcom agreed to withdraw and re-file their joint voluntary notice to CFIUS to allow more time for review and discussion with CFIUS in connection with the proposed acquisition. There can be no assurance that these conditions to the completion of the merger, including review and clearance by CFIUS, will be satisfied in a timely manner or at all. If the merger is not completed, Brocade’s stock price could fall to the extent its current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, Brocade may suffer other consequences that could adversely affect its business, financial condition, operating results, and stock price, including the following:

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

In December 2016 and January 2017, six putative class-action lawsuits (the “Broadcom acquisition-related matters”) were commenced against, among others, Brocade and its directors in the United States District Court for the Northern District of California. The complaints each allege violations of Sections 14(a) and 20(a) of the Exchange Act and one or more SEC rules arising out of Brocade’s preliminary and definitive proxy statements filed with the SEC on December 6 and December 20, 2016, respectively, relating to the proposed merger. Among other things, the plaintiffs in these actions seek to enjoin the defendants from consummating the proposed merger. Brocade stockholders, as plaintiffs, may initiate further stockholder class-action lawsuits also seeking, among other things, to enjoin consummation of the merger. One of the conditions to the consummation of the merger is that no governmental entity of competent jurisdiction shall have issued an order or decree that prohibits or prevents the consummation of the merger on the terms contemplated in the merger agreement. There can be no assurance that Brocade and the other defendants in these lawsuits will be successful in their defenses. An unfavorable outcome in any such lawsuit could prevent or delay the consummation of the merger and, regardless of the outcome, may result in substantial costs to Brocade and may otherwise negatively affect its business and operations. For additional information regarding the Broadcom acquisition-related matters, see Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

The consummation of the proposed Broadcom acquisition could result in substantial obligations becoming payable in respect of the 2020 Convertible Notes, the Warrant Transactions, the 2023 Notes, and the Credit Agreement, which could negatively impact Brocade’s cash flows and financial position.

The proposed acquisition of Brocade by Broadcom would constitute a “Fundamental Change” under the terms of the 2020 Convertible Notes, would constitute a “Change in Control” under the Credit Agreement, would result in a termination of the Warrant Transactions, and could result in a “Change of Control Triggering Event” under the 4.625% senior notes due 2023 (the “2023 Notes”). In addition, the consummation of the proposed transaction would result in a temporary adjustment to the conversion rate for the 2020 Convertible Notes. Specifically:

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
Brocade has in the past, and may in the future, also divest or reduce its investment in certain businesses or product lines from time to time. For example, during the third quarter of fiscal year 2017, Brocade completed the divestiture of its virtual router (“vRouter”) product lines and signed purchase agreements to divest its virtual application delivery controller (“vADC”) and virtual evolved packet core (“vEPC”) product lines and, subsequent to the end of the third quarter of fiscal year 2017, Brocade completed the divestitures of its vADC, vEPC and software-defined networking (“SDN”) controller product lines. Such divestitures involve risks, such as difficulty separating portions of or entire businesses, distracting employees, incurring potential loss of revenue, negatively impacting margins, and potentially disrupting customer relationships. Brocade may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.

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

Brocade offers networking solutions through a multipath distribution strategy, including distributors, resellers, a direct sales force, and OEMs. However, Brocade’s efforts to increase sales through this multipath distribution strategy may not generate incremental revenue opportunities. Several of Brocade’s major OEM customers, including Dell EMC, IBM, and HPE, have acquired companies that offer IP Networking solutions that are competitive with Brocade offerings. A loss of, or significant reduction in, revenue through one of Brocade’s paths to market would negatively impact its business and financial results.
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

Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. The software incorporated into Brocade’s product portfolio may include software licensed from third parties and errors may be found from time to time in these products. In addition, through its acquisitions, Brocade has assumed—and may in the future assume—products previously developed by an acquired company that have not been through the same level of product development, testing, and quality control processes used by Brocade, and may have known and/or undetected errors. Some types of errors may not be detected until the product is installed in a user environment. In addition, Brocade products are often combined with other products, including software from other vendors, and these products often need to interoperate. For IT products that have different specifications, utilize multiple protocol standards, or may be procured from other vendors, it may be difficult to identify the source of any problems. Identifying the source of and remediating these problems may cause Brocade to incur significant warranty and repair costs, divert the attention of engineering personnel from product development efforts, and cause significant customer relations problems, resulting in lower profitability from increased costs and/or decreased revenue. Moreover, the occurrence of hardware and software errors, whether caused by Brocade products or another vendor’s products, could delay market acceptance of new or enhanced Brocade products.

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

As of July 29, 2017, Brocade had approximately $1.6 billion in principal amount of outstanding indebtedness, including $575.0 million of indebtedness under the 2020 Convertible Notes, $300.0 million of unsecured indebtedness under the 2023 Notes, and $720.0 million of indebtedness under the Term Loan Facility described below. In connection with the completion of the Ruckus acquisition in May 2016, Brocade entered into the Credit Agreement pursuant to which the Lenders have provided Brocade with a term loan facility of $800.0 million (the “Term Loan Facility”) and a revolving credit facility of $100.0 million (the “Revolving Facility,” and together with the Term Loan Facility, the “Senior Credit Facility”) (see Note 8, “Borrowings,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). Brocade’s substantially increased indebtedness could have the effect, among other things, of reducing Brocade’s flexibility to respond to changing business and economic conditions. In addition, a substantial amount of cash will be required to pay interest, make scheduled principal amortization payments, and repay at maturity Brocade’s indebtedness, which may adversely impact Brocade’s cash resources, reduce Brocade’s business flexibility and reduce the funds otherwise available for working capital, capital expenditures, acquisitions, stock repurchases, and other general corporate purposes. Moreover, Brocade’s increased indebtedness may put the company at a competitive disadvantage relative to other companies with lower indebtedness levels.
The Credit Agreement contains financial maintenance covenants, including a maximum total leverage ratio and a minimum interest coverage ratio. The Credit Agreement also contains restrictive covenants that limit, among other things, Brocade’s and certain of its subsidiaries’ ability to incur additional indebtedness or issue certain preferred equity, pay dividends or make other distributions or other restricted payments (including stock repurchases), sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, enter into certain transactions with affiliates, or change their lines of business, fiscal years and accounting practices, in each case, subject to certain exceptions. Brocade and the Lenders have entered into an amendment to the Credit Agreement to provide for additional flexibility in complying with the covenant requiring Brocade to maintain a maximum debt-to-EBITDA ratio for the third and fourth quarters of fiscal year 2017. The indenture governing the 2023 Notes contains several negative covenants that restrict the incurrence of debt by Brocade’s subsidiaries, restrict the incurrence of liens on principal properties, and restrict Brocade and its subsidiaries from engaging in certain sale-leaseback transactions. In addition, the indentures governing both the 2020 Convertible Notes and the 2023 Notes impose covenants that restrict Brocade’s ability to effect certain mergers, consolidations, or sales of assets and require Brocade to offer to repurchase the notes upon the occurrence of certain “Fundamental Changes” or “Change of Control Triggering Events.” A “Change in Control” will also trigger an event of default under the Credit Agreement.

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

10.1††	Amendment Number 52, dated June 9, 2017, to Statement of Work Number 1 of the Goods Agreement between IBM and Brocade

10.2	Amendment Number 13, dated June 16, 2017, to Statement of Work Number 7 of the Goods Agreement between IBM and Brocade

10.3
Amendment No. 1 to Credit Agreement, dated August 11, 2017, among Brocade Communications Systems, Inc., Wells Fargo Bank, National Association, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 from Brocade’s current report on Form 8-K filed on August 15, 2017)

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

Brocade Communications Systems, Inc.

Date:	September 1, 2017	By:	/s/ Daniel W. Fairfax
Daniel W. Fairfax Senior Vice President and Chief Financial Officer